Form 10-Q
period 2013-08-02
Science Applications International Corp
filed 2013-10-15
CIK 1571123

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 2, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number	Exact Name of Registrant as Specified in its Charter, Address of Principal Executive Offices and Telephone Number	State or other jurisdiction of incorporation or organization	I.R.S. Employer Identification No.
001-35832	Science Applications International Corporation	Delaware	46-1932921
1710 SAIC Drive, McLean, Virginia 22102
703-676-5550

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The number of shares issued and outstanding of the registrant’s common stock as of September 30, 2013 was as follows:

49,019,388 shares of common stock ($.0001 par value per share)

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

THE TECHNICAL, ENGINEERING AND ENTERPRISE INFORMATION

TECHNOLOGY SERVICES BUSINESS OF SAIC, INC.

CONDENSED COMBINED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended		Six Months Ended
	August 2, 2013	July 31, 2012	August 2, 2013	July 31, 2012
	(in millions)
Revenues	$1,005	$1,211	$2,112	$2,374
Revenues performed by Parent (Note 4)	29	20	61	39
Total revenues	1,034	1,231	2,173	2,413
Costs and expenses:
Cost of revenues	931	1,114	1,941	2,167
Cost of revenues performed by Parent (Note 4)	29	20	61	39
Total cost of revenues	960	1,134	2,002	2,206
Selling, general and administrative expenses	18	31	47	56
Separation transaction and restructuring expenses	18	4	34	4
Operating income	38	62	90	147
Income before income taxes	38	62	90	147
Provision for income taxes	(13)	(24)	(32)	(53)
Net income	$25	$38	$58	$94
Other comprehensive income, net of tax	—	—	—	—
Comprehensive income	$25	$38	$58	$94

See accompanying notes to condensed combined financial statements.

THE TECHNICAL, ENGINEERING AND ENTERPRISE INFORMATION

TECHNOLOGY SERVICES BUSINESS OF SAIC, INC.

CONDENSED COMBINED BALANCE SHEETS

(UNAUDITED)

	August 2, 2013	January 31, 2013
	(in millions)
ASSETS
Current assets:
Cash	$2	$1
Receivables, net	710	717
Inventory, prepaid expenses and other current assets	96	117
Total current assets	808	835
Property, plant and equipment (less accumulated depreciation and amortization of $57 million and $49 million at August 2, 2013 and January 31, 2013, respectively)	26	29
Intangible assets, net	5	6
Goodwill	379	379
Deferred income taxes	18	18
Other assets	9	4
	$1,245	$1,271
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$433	$477
Accrued payroll and employee benefits	165	185
Capital lease obligations and notes payable, current portion	1	2
Total current liabilities	599	664
Capital lease obligations and notes payable, net of current portion	2	1
Other long-term liabilities	17	10
Commitments and contingencies (Notes 9 and 10)
Equity:
Parent company investment	627	596
	$1,245	$1,271

See accompanying notes to condensed combined financial statements.

THE TECHNICAL, ENGINEERING AND ENTERPRISE INFORMATION

TECHNOLOGY SERVICES BUSINESS OF SAIC, INC.

CONDENSED COMBINED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

Parent company investment
(in millions)
Balance at January 31, 2013	$596
Net income	58
Net transfers to Parent	(27)
Balance at August 2, 2013	$627

Balance at January 31, 2012	$656
Net income	94
Net transfers to Parent	(124)
Balance at July 31, 2012	$626

See accompanying notes to condensed combined financial statements.

THE TECHNICAL, ENGINEERING AND ENTERPRISE INFORMATION

TECHNOLOGY SERVICES BUSINESS OF SAIC, INC.

CONDENSED COMBINED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	August 2, 2013	July 31, 2012
	(in millions)
Cash flows from operations:
Net income	$58	$94
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	4	7
Stock-based compensation	15	18
Increase (decrease) in cash resulting from changes in:
Receivables	7	54
Inventory, prepaid expenses and other current assets	21	(16)
Other assets	—	2
Accounts payable and accrued liabilities	(44)	(5)
Accrued payroll and employee benefits	(20)	(6)
Other long-term liabilities	7	1
Total cash flows provided by operating activities	48	149
Cash flows from investing activities:
Expenditures on property, plant and equipment	(2)	(5)
Total cash flows used in investing activities	(2)	(5)
Cash flows from financing activities:
Payments on capital leases and notes payable	—	(2)
Deferred financing costs	(5)	—
Net transfers to Parent	(40)	(142)
Total cash flows used in financing activities	(45)	(144)
Total increase in cash	1	—
Cash at beginning of period	1	1
Cash at end of period	$2	$1
Supplementary cash flow disclosure:
Net transfers of property, plant, and equipment to Parent	$(2)	$—
Landlord provided tenant improvements	$—	$1

See accompanying notes to condensed combined financial statements.

THE TECHNICAL ENGINEERING AND ENTERPRISE INFORMATION

TECHNOLOGY SERVICES BUSINESS OF SAIC, INC.

NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS

Note 1—Summary of Significant Accounting Policies:

Overview

Separation from Parent

On August 30, 2012, the Board of Directors of Leidos Holdings, Inc. (formerly SAIC, Inc.) (collectively with its consolidated subsidiaries, “Parent”) authorized management to pursue a plan to separate its technical, engineering and enterprise information technology (IT) services business into an independent, publicly traded company named Science Applications International Corporation (formerly SAIC Gemini, Inc.) (collectively, with its consolidated subsidiaries, the “Company”). Prior to February 1, 2013, these businesses comprised a majority of Parent’s Defense Solutions Group and the enterprise information technology portions of its Health, Energy and Civil Solutions Group. Effective February 1, 2013 through the Distribution Date (as defined below), these businesses comprised Parent’s Technical Services and Information Technology segment.

In accordance with a distribution agreement, on September 27, 2013, Parent completed the separation which took the form of a tax-free spin-off to Parent’s stockholders of 100% of the shares of the Company’s common stock. Effective September 27, 2013 (the Distribution Date), the Company’s common stock was distributed, on a pro rata basis, to Parent stockholders of record as of the close of business on September 19, 2013 (the Record Date). On the Distribution Date, each holder of Parent common stock received one share of the Company’s common stock for every seven shares of Parent common stock held on the Record Date. As part of the separation, the Company assumed the name Science Applications International Corporation, and Parent has been renamed Leidos Holdings, Inc.

A Registration Statement on Form 10 relating to the separation was filed by the Company with the U.S. Securities and Exchange Commission (the “SEC”), subsequently amended by the Company and declared effective by the SEC on September 10, 2013. The Company’s common stock began “regular way” trading on the New York Stock Exchange on September 30, 2013 under the symbol “SAIC.”

Description of Business

The Company is a leading provider of technical, engineering and enterprise information technology services to the U.S. Government. The Company delivers to the Department of Defense (DoD) and federal civilian agencies systems engineering and integration offerings for large, complex government projects and offers a broad range of services with a targeted emphasis on higher-end, differentiated technology services.

The Company operates in two segments that provide comprehensive service offerings across its entire customer base. The Company’s technical and engineering offerings include engineering and maintenance of ground and maritime systems, logistics, training and simulation, as well as operation and program support services. The Company’s enterprise IT offerings include end-to-end enterprise information technology services which span the design, development, integration, deployment, management and operations, sustainment and security of its customers’ entire IT infrastructure. As discussed in Note 8, these segments have been aggregated into one reporting segment for financial reporting purposes.

References to the “Company” refer to both (1) Science Applications International Corporation and its consolidated subsidiaries for time periods after the separation and (2) the technical, engineering and enterprise IT services businesses of Parent, which were contributed to Science Applications International Corporation as part of the separation, for time periods prior to the separation. References to “Parent” refer to Leidos Holdings, Inc. (formerly SAIC, Inc.), collectively with its consolidated subsidiaries.

Principles of Combination and Basis of Presentation

The unaudited condensed combined financial statements of the Company have been derived from the consolidated financial statements of Parent as if it were operated on a stand-alone basis. The unaudited condensed combined financial statements were prepared in accordance with accounting principles generally accepted in the United States (GAAP). All intercompany transactions and account balances within the Company have been eliminated.

The accompanying financial information has been prepared by the Company pursuant to the rules and regulations of the SEC. Certain disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed combined financial statements should be read in conjunction with the combined financial statements and combined notes thereto included in the Company’s Registration Statement on Form 10, as amended. The preparation of financial statements in conformity with GAAP requires

THE TECHNICAL ENGINEERING AND ENTERPRISE INFORMATION

TECHNOLOGY SERVICES BUSINESS OF SAIC, INC.

NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS

management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the unaudited financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. Estimates have been prepared by management on the basis of the most current and best available information at the time of estimation and actual results could differ from those estimates.

In the opinion of management, the financial information as of August 2, 2013, for the three and six months ended August 2, 2013 and for the three and six months ended July 31, 2012 reflects all adjustments, which consist of normal recurring adjustments, necessary for a fair presentation thereof. Operating results for the three and six months ended August 2, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2014, or any future period.

Reporting Periods

Unless otherwise noted, references to fiscal years are to fiscal years ended January 31 for fiscal 2013 and earlier periods, or fiscal years ended the Friday closest to January 31, for fiscal 2014 and later periods. For fiscal 2013, the Company’s fiscal quarters ended on the last calendar day of each of April, July and October. Effective in fiscal 2014, the Company changed its fiscal year to a 52/53 week fiscal year ending on the Friday closest to January 31, with fiscal quarters typically consisting of 13 weeks. Fiscal 2014 began on February 1, 2013 and ends on January 31, 2014. The second quarter of fiscal 2014 ended on August 2, 2013. The Company does not believe that the change in its fiscal year has a material effect on the comparability of the periods presented.

Corporate Allocations

The unaudited condensed combined statements of income and comprehensive income reflect allocations of general corporate expenses from Parent including, but not limited to, costs associated with executive management, finance, legal, information technology, human resources, employee benefits administration, treasury, risk management, procurement, and other shared services.

The allocations were made on a direct usage basis when identifiable, with the remainder allocated on the basis of costs incurred, headcount or other appropriate measures. Management of the Company and Parent consider these allocations to be a reasonable reflection of the utilization of services by, or the benefits provided to the Company. The allocations may not, however, reflect the expense the Company would have incurred as a stand-alone company for the periods presented. Actual costs that may have been incurred if the Company had been a stand-alone company would depend on a number of factors, including the chosen organizational structure, what functions were outsourced or performed by employees and strategic decisions made in areas such as information technology and infrastructure.

The unaudited condensed combined balance sheets of the Company include Parent assets and liabilities that are specifically identifiable or otherwise attributable to the Company. Parent’s cash, excluding a minor balance specifically attributable to the Company, has not been assigned to the Company for any of the periods presented because those cash balances are not directly attributable to the Company nor did the Company have a contractual right to acquire that cash in connection with the separation. Consequently, the Company did not acquire or assume Parent’s cash upon completion of the separation. As further described in Note 11 – Subsequent Events, at separation Parent transferred $26 million in cash to the Company which represents working capital contributed by operations of the Company during the period from the initial target separation date to the actual separation date. Parent’s senior unsecured notes, and the related interest expense, have not been attributed to the Company for any of the periods presented because Parent’s borrowings and the related guarantees on such borrowings are not directly attributable to the combined businesses that comprise the Company.

Parent has historically used a centralized approach to cash management and financing of its operations. Transactions between the Company and Parent are considered to be effectively settled for cash at the time the transaction is recorded. The net effect of these transactions is included in the unaudited condensed combined statements of cash flows as Net transfers to Parent.

Parent Company Investment

Parent company investment represents Parent’s historical investment in the Company, the net effect of cost allocations from transactions with Parent, net transfers of cash and assets to Parent and the Company’s accumulated earnings. See Note 4 – Related Party Transactions and Parent Company Investment for a further description of the transactions between the Company and Parent.

THE TECHNICAL ENGINEERING AND ENTERPRISE INFORMATION

TECHNOLOGY SERVICES BUSINESS OF SAIC, INC.

NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS

Receivables

The Company’s accounts receivable include unbilled receivables, which consist of costs and fees billable upon contract completion or the occurrence of a specified event, substantially all of which is expected to be billed and collected within one year. Unbilled receivables are stated at estimated realizable value. Since the Company’s receivables are primarily with the U.S. Government, the Company does not have a material credit risk exposure. Contract retentions are billed when the Company has negotiated final indirect rates with the U.S. Government and, once billed, are subject to audit and approval by government representatives. Consequently, the timing of collection of retention balances is outside the Company’s control. Based on the Company’s historical experience, the majority of retention balances are expected to be collected beyond one year and write-offs of retention balances have not been significant. Contract claims are anticipated additional costs incurred but not provided for in the executed contract price that the Company seeks to recover from the customer. Such costs are expensed as incurred. Additional revenue related to contract claims is recognized when the amounts are awarded by the customer.

Goodwill and Intangible Assets

The Company evaluates goodwill for potential impairment annually at the beginning of the fourth quarter, or whenever events or circumstances indicate that the carrying value of goodwill may not be recoverable. The goodwill impairment test is a two-step process performed at the reporting unit level. The first step consists of estimating the fair values of each of the reporting units based on a market approach and an income approach. Fair value computed using these two methods is determined using a number of factors, including projected future operating results and business plans, economic projections, anticipated future cash flows, comparable market data based on industry grouping, and the cost of capital. The estimated fair values are compared with the carrying values of the reporting units. If the fair value is less than the carrying value of a reporting unit, which includes the allocated goodwill, a second step is performed to compute the amount of the impairment by determining an implied fair value of goodwill. The implied fair value of goodwill is the residual fair value derived by deducting the fair value of a reporting unit’s identifiable assets and liabilities from its estimated fair value calculated in the first step. The impairment expense represents the excess of the carrying amount of the reporting units’ goodwill over the implied fair value of the reporting units’ goodwill. The Company’s reporting units are its two operating segments, technical and engineering services and enterprise IT.

The Company faces uncertainty in its business environment due to the substantial fiscal and economic challenges facing the U.S. Government, its primary customer. Adverse changes in fiscal and economic conditions, such as the manner in which budget cuts are implemented, including sequestration, and issues related to the nation’s debt ceiling, could result in an impairment of goodwill.

Intangible assets with finite lives are amortized using the method that best reflects how their economic benefits are utilized or, if a pattern of economic benefits cannot be reliably determined, on a straight-line basis over their estimated useful lives. Intangible assets with finite lives are assessed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

Changes in Estimates on Contracts

Changes in estimates related to contracts accounted for using the cost-to-cost percentage of completion method of accounting are recognized in the period in which such changes are made for the inception-to-date effect of the changes. Changes in these estimates can routinely occur over the contract performance period for a variety of reasons, including changes in contract scope, changes in contract cost estimates due to unanticipated cost growth or retirements of risk for amounts different than estimated, and changes in estimated incentive or award fees. Aggregate changes in contract estimates reduced operating income by $4 million and $8 million for the three and six months ended August 2, 2013, respectively, and by $5 million and $2 million for the three and six months ended July 31, 2012, respectively.

Accounting Standards Updates Issued But Not Yet Adopted

Accounting standards and updates issued but not effective for the Company until after August 2, 2013, are not expected to have a material effect on the Company’s financial position or results of operations.

THE TECHNICAL ENGINEERING AND ENTERPRISE INFORMATION

TECHNOLOGY SERVICES BUSINESS OF SAIC, INC.

NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS

Separation Transaction and Restructuring Expenses

For the three and six months ended August 2, 2013 and for the three and six months ended July 31, 2012, separation transaction expenses were as follows:

	Three Months Ended		Six Months Ended
	August 2, 2013	July 31, 2012	August 2, 2013	July 31, 2012
	(in millions)
Strategic advisory services	$6	$4	$12	$4
Legal and accounting services	2	—	8	—
Severance costs	—	—	2	—
Lease termination and facility consolidation expenses	10	—	12	—
Separation transaction and restructuring expenses	$18	$4	$34	$4

In connection with the separation transaction, the Company obtained strategic advisory services as reflected in the table above. Additionally, the Company incurred investment banking, audit, accounting, tax and legal services in support of the planned separation that are reflected as legal and accounting services. In the first half of fiscal 2014, the Company reduced headcount in preparation for the separation which resulted in severance costs as reflected in the table above. As of August 2, 2013 the Company has expensed all material costs associated with announced severance plans. Also, the Company took actions to reduce its real estate footprint by vacating facilities that were not necessary for its future requirements which resulted in lease termination and facility consolidation expenses as reflected in the table above.

Stock-Based Compensation

Certain of the Company’s employees participate in stock-based compensation plans sponsored by Parent that are settled in SAIC, Inc.’s common stock. The Company recognizes the fair value of all stock-based awards, including stock options, granted to employees and directors in exchange for services as compensation expense over the requisite service period, which is typically the vesting period, net of an estimated forfeiture rate.

Note 2—Pro Forma Earnings Per Share (EPS):

The pro forma basic and diluted weighted average shares outstanding were based on the weighted average number of Parent common shares outstanding for the three and six months ended August 2, 2013 and the three and six months ended July 31, 2012 adjusted for a distribution ratio of one share of the Company’s common stock for every seven shares of Parent common stock. Unvested stock awards granted prior to fiscal 2013 are participating securities requiring application of the two-class method. Earnings per share are computed by dividing income less earnings allocable to participating securities by the weighted average number of shares outstanding.

A reconciliation of the income used to compute basic and diluted pro forma EPS for the periods presented was as follows:

	Three Months Ended		Six Months Ended
	August 2, 2013	July 31, 2012	August 2, 2013	July 31, 2012
	(in millions)
Basic pro forma EPS:
Net income, as reported	$25	$38	$58	$94
Less: allocation of distributed and undistributed earnings to participating securities	—	(1)	—	(3)
Net income for computing basic pro forma EPS	$25	$37	$58	$91
Diluted pro forma EPS:
Net income, as reported	$25	$38	$58	$94
Less: allocation of distributed and undistributed earnings to participating securities	—	(1)	—	(3)
Net income for computing diluted pro forma EPS	$25	$37	$58	$91

THE TECHNICAL ENGINEERING AND ENTERPRISE INFORMATION

TECHNOLOGY SERVICES BUSINESS OF SAIC, INC.

NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS

A reconciliation of the weighted average number of shares outstanding used to compute basic and diluted pro forma EPS for the periods presented was as follows:

	Three Months Ended		Six Months Ended
	August 2, 2013	July 31, 2012	August 2, 2013	July 31, 2012
	(in millions)
Basic weighted average number of shares outstanding	48	47	48	47
Dilutive common share equivalents—stock options and other	1	—	—	—
Diluted weighted average number of shares outstanding	49	47	48	47

Basic and diluted pro forma EPS for the periods presented were as follows:

	Three Months Ended		Six Months Ended
	August 2, 2013	July 31, 2012	August 2, 2013	July 31, 2012
Earnings per share:
Basic	$0.52	$0.79	$1.21	$1.94
Diluted	$0.51	$0.79	$1.21	$1.94

The following stock-based awards were excluded from the weighted average number of shares outstanding used to compute basic and diluted pro forma EPS for the period presented:

	Three Months Ended		Six Months Ended
	August 2, 2013	July 31, 2012	August 2, 2013	July 31, 2012
	(in millions)
Antidilutive stock options excluded	2	3	2	3

Note 3—Goodwill and Intangible Assets:

There were no acquisitions or impairments of goodwill during the six months ended August 2, 2013 or during the six months ended July 31, 2012. Accordingly, goodwill had a carrying value of $379 million for all periods presented.

Intangible assets, all of which were finite-lived, consisted of the following:

	August 2, 2013			January 31, 2013
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
	(in millions)			(in millions)
Intangible assets:
Customer relationships	$21	$17	$4	$21	$16	$5
Software technology	25	24	1	25	24	1
Total intangibles	$46	$41	$5	$46	$40	$6

Amortization expense related to intangible assets was $1 million both for the three and six months ended August 2, 2013, and $1 million for both the three and six months ended July 31, 2012. There were no intangible asset impairment losses during the three or six months ended August 2, 2013, or the three and six months ended July 31, 2012.

The estimated annual amortization expense related to intangible assets as of August 2, 2013 was as follows:

Fiscal Year Ending
(in millions)
2014 (remainder of fiscal year)	$1
2015	2
2016	1
2017	1
$5

THE TECHNICAL ENGINEERING AND ENTERPRISE INFORMATION

TECHNOLOGY SERVICES BUSINESS OF SAIC, INC.

NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS

Actual amortization expense in future periods could differ from these estimates as a result of future acquisitions, divestitures, impairments and other factors.

Note 4—Related Party Transactions and Parent Company Investment:

Allocation of Corporate Expenses

The unaudited condensed combined statements of income and comprehensive income include an allocation of general corporate expenses from Parent. These costs are allocated to the Company’s contracts systematically utilizing a direct usage basis when identifiable, with the remainder allocated on the basis of costs incurred, headcount or other appropriate measures.

Allocations for general corporate expenses, including management costs and corporate support services provided to the Company, totaled $41 million and $81 million for the three and six months ended August 2, 2013, respectively, and $32 million and $72 million for the three and six months ended July 31, 2012, respectively. These amounts include costs for executive management, finance, legal, information technology, human resources, employee benefits administration, treasury, risk management, procurement and other shared services.

Revenues and Cost of Revenues Performed by Parent

The Company is a party to customer transactions in which the services are partially performed by Parent. These transactions are recorded at zero margin in accordance with U.S. Government Cost Accounting Standards and are presented separately in the unaudited condensed combined statements of income and comprehensive income.

Net Transfers to Parent

A reconciliation of Net transfers to Parent in the condensed combined statements of equity to the corresponding amount presented on the condensed combined statements of cash flows for all periods presented is as follows:

	Six Months Ended
	August 2, 2013	July 31, 2012
	(in millions)
Net transfers to Parent per condensed combined statements of equity	$(27)	$(124)
Stock-based compensation	(15)	(18)
Net transfers of property, plant and equipment to Parent	2	—
Total Net transfers to Parent per condensed combined statements of cash flows	$(40)	$(142)

Note 5—Stock-Based Compensation:

Certain of the Company’s employees participate in stock-based compensation plans sponsored by Parent. These plans provide employees with the opportunity to receive cash awards and various types of stock-based compensation to be settled in shares of Parent’s. common stock. Since the Company’s employees directly benefit from participation in these plans and Parent’s corporate employees receiving such awards provide management and corporate support services to the Company, stock-based compensation expense has been allocated to the Company in accordance with Parent’s disclosure statements under U.S. Government Cost Accounting Standards or another systematic basis.

Stock-Based Compensation. The following table summarizes stock-based compensation expense recognized during the three and six months ended August 2, 2013 and during the three and six months ended July 31, 2012:

	Three Months Ended		Six Months Ended
	August 2, 2013	July 31, 2012	August 2, 2013	July 31, 2012
	(in millions)		(in millions)
Stock-based compensation expense:
Stock options	$—	$2	$2	$3
Vesting stock awards	6	7	13	14
Performance-based stock awards	—	1	—	1
Total stock-based compensation expense	$6	$10	$15	$18

Stock Options. Stock options granted during the three and six months ended August 2, 2013 and during the three and six months ended July 31, 2012 have a four year vesting period and a seven year contractual life.

THE TECHNICAL ENGINEERING AND ENTERPRISE INFORMATION

TECHNOLOGY SERVICES BUSINESS OF SAIC, INC.

NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS

The fair value of the Company’s stock option awards is estimated on the date of grant using the Black-Scholes option-pricing model. The expected term of all awards granted is derived from Parent’s historical experience. Expected volatility is based on an average of the historical volatility of Parent’s common stock and the implied volatility from traded options on Parent’s common stock. The risk-free interest rate is based on the yield curve of a zero-coupon U.S. Treasury bond with a maturity equal to the expected term of the stock option on the date of grant. The Company uses historical data to estimate forfeitures.

In March 2013, Parent’s board of directors declared a special cash dividend of $1.00 per share of Parent common stock payable on June 28, 2013 to stockholders of record on June 14, 2013 (the “dividend record date”). In connection with Parent’s special cash dividend during the quarter, anti-dilutive adjustments were made to all outstanding stock options on the dividend record date to preserve their value following the special cash dividend, as required by Parent’s 2006 Equity Incentive Plan. The modifications were made to reduce the exercise prices of the outstanding stock options and to increase the number of shares issuable upon the exercise of each option such that the aggregate difference between the market price and exercise price times the number of shares issuable upon exercise was substantially the same immediately before and after the payment of the special dividend. To effect these modifications, on June 12, 2013, Parent increased the shares of stock subject to stock options by a factor of 1.0713, which is the ratio of Parent’s closing price of $14.87 on June 11, 2013, the last trading date prior to the ex-dividend date, to the opening price of $13.88 on the ex-dividend date, June 12, 2013, and decreased the exercise price of each of the stock options by a factor of 0.9334, which is the ratio of the opening price on the ex-dividend date to Parent’s closing price on June 11, 2013.

These adjustments did not result in additional share-based compensation expense, as the fair value of the outstanding options immediately following the payment of the special cash dividend was equal to the fair value immediately prior to such distribution. Given that the Company’s employees participate in the Parent’s 2006 Equity Incentive Plan, these adjustments are reflected in the “Special Dividend Adjustment” line in the stock option activity table below.

The weighted average grant-date fair value and assumptions used to determine the fair value of stock options granted for the periods presented were as follows:

	Six Months Ended
	August 2, 2013	July 31, 2012
Weighted average grant-date fair value**	$1.70	$1.69
Expected term (in years)	5.0	5.0
Expected volatility	25.0%	24.4%
Risk-free interest rate	0.8%	1.0%
Dividend yield	3.9%	3.7%

**	Adjusted for additional awards granted for the $1.00 Special Dividend

Stock option activity for the Company’s employees during the six months ended August 2, 2013 was as follows:

	Shares of stocks under stock options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
	(in millions)		(in years)	(in millions)
Outstanding at January 31, 2013	3.6	$16.95	2.8
Options granted	1.7	13.55
Options forfeited or expired	(1.3)	18.49
Transfers from Parent, net	2.9	16.37
Special dividend adjustment	0.4
Outstanding at August 2, 2013	7.3	14.53	4.1	11
Exercisable at August 2, 2013	2.9	16.22	2.1	1

Vesting Stock Awards. Subsequent to fiscal 2012, grants of restricted stock units that had forfeitable dividend rights and no voting rights were not included in common stock outstanding until they vested. Prior to January 31, 2012, the Company granted restricted stock awards that have non-forfeitable dividend rights and voting rights and are included in shares

THE TECHNICAL ENGINEERING AND ENTERPRISE INFORMATION

TECHNOLOGY SERVICES BUSINESS OF SAIC, INC.

NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS

outstanding upon issuance (prior to vesting). Vesting stock award activity for the six months ended August 2, 2013 was as follows:

	Shares of stock under stock awards	Weighted average grant-date fair value
	(in millions )
Unvested stock awards at January 31, 2013	3.7	$15.32
Awards granted	3.0	13.61
Awards forfeited	(0.3)	14.99
Awards vested	(1.3)	16.17
Transfers from Parent, net	1.0	14.98
Unvested stock awards at August 2, 2013	6.1	14.25

Performance-Based Stock Awards. Parent grants performance-based stock awards to certain officers and key employees. These awards vest at the end of a three-year performance period based upon the achievement of specific pre-established levels of performance. Compensation expense for performance-based stock awards is recognized over the three-year performance period based on the expected level of achievement that will be obtained and adjusted as appropriate to reflect actual shares issued.

Note 6—Income Taxes:

The Company’s operations have historically been included in Parent’s U.S. combined federal and state income tax returns and all income taxes have been paid by Parent. Income taxes are presented in these unaudited condensed combined financial statements on a separate tax return basis as if the Company filed its own tax returns. These unaudited condensed combined financial statements may not reflect tax positions taken or to be taken by Parent, tax positions available for use by Parent and tax positions which may remain with Parent after the separation. Substantially all of income before income taxes for the six months ended August 2, 2013 was earned in the United States.

At August 2, 2013, the balance of unrecognized tax benefits included liabilities for uncertain tax positions of $6 million, $5 million of which is classified as other long-term liabilities on the condensed combined balance sheet.

Parent files income tax returns in the United States and various state and foreign jurisdictions and is subject to routine compliance reviews by the Internal Revenue Service (IRS) and other taxing authorities. Parent has effectively settled with the IRS for fiscal years prior to and including fiscal 2008. Parent also settled fiscal 2011 as a result of its participation in the IRS Compliance Assurance Process beginning in fiscal 2011, in which it and the IRS endeavor to agree on the treatment of all tax positions prior to the tax return being filed, thereby greatly reducing the period of time between tax return submission and settlement with the IRS. Following the separation, the Company will not initially participate in the IRS Compliance Assurance Process.

During the next twelve months, it is reasonably possible that resolution of reviews by taxing authorities, both domestic and international, could be reached with respect to $3 million of the Company’s uncertain tax positions including a negligible amount of previously accrued interest, depending on the timing of ongoing examinations, any litigation and expiration of statute of limitations, either because the Company’s tax positions are sustained or because the Company agrees to their disallowance and pays the related income tax. While the Company believes it has adequate accruals for uncertain tax positions, the tax authorities may determine that the Parent owes taxes in excess of recorded accruals or the recorded accruals may be in excess of the final settlement amounts agreed to by tax authorities. Provision for income taxes as a percentage of income before income taxes was 36 percent both for the six months ended August 2, 2013 and July 31, 2012. Tax rates for both periods are lower than the combined federal and state statutory rates due to research and developmental tax credits, tax deductibility of dividends paid on shares held by the SAIC Retirement Plan (an employee stock ownership plan) and other permanent book versus tax differences.

Note 7—Financial Instruments:

On June 27, 2013, the Company entered into a $700 million credit agreement (the “Credit Agreement”) among the Company, as borrower, Parent, as guarantor and Citibank, N.A. (“Citibank”), as administrative agent. The obligations of the Company were fully and unconditionally guaranteed by Parent up to the separation date. Such guarantee was released upon completion of the separation. As of August 2, 2013 there were no borrowings outstanding under the Credit Agreement.

THE TECHNICAL ENGINEERING AND ENTERPRISE INFORMATION

TECHNOLOGY SERVICES BUSINESS OF SAIC, INC.

NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS

The Credit Agreement consists of (i) a five-year unsecured revolving credit facility in an initial aggregate borrowing capacity of $200 million (the “Revolving Credit Facility”) and (ii) a five-year unsecured term facility with an initial aggregate principal amount of $500 million (the “Term Loan Facility” and, together with the Revolving Credit Facility, the “Credit Facilities”). Borrowings under the Credit Facilities will bear interest at a variable rate of interest based on LIBOR (or, in the case of borrowings in euro, EURIBOR) or Citibank’s base rate. Interest rate margins with respect to borrowings under the Credit Agreement range from 1.50% to 2.75% for LIBOR or EURIBOR loans and 0.50% to 1.75%, for base rate loans. We also pay a commitment fee with respect to undrawn amounts under the Revolving Credit Facility ranging from 0.25% to 0.50%. The margin and commitment fees will vary based on a leverage ratio.

The Term Loan Facility will amortize beginning at 1.25% of the borrowed amount on October 31, 2014, with additional quarterly amortization payments increasing up to 2.50% on October 31, 2016. All loans must be repaid on the fifth anniversary of the Term Loan Facility funding date.

The Company incurred debt issuance costs of approximately $5 million which will be allocated to each debt facility based on their relative borrowing capacity. Debt issue costs allocated to the Revolving Credit Facility will be amortized through interest expense on a straight-line basis over the five year access period. Debt issue costs allocated to the term debt will be amortized using the effective interest rate method over the life of the Term Loan Facility.

The Credit Agreement contains certain restrictive covenants applicable to the Company and its subsidiaries, which include limitations on: liens; mergers and consolidations; changes in accounting principles; changes in nature of business; hedging agreements; sale and lease-back transactions; subsidiary indebtedness; dividends and issuances of capital stock; negative pledges; and transactions with affiliates.

The Credit Agreement also includes certain financial covenants, which require the maintenance of a Leverage Ratio (as defined in the Credit Agreement) of not greater than 3.25:1.00 and an Interest Coverage Ratio (as defined in the Credit Agreement) of at least 3.50:1.00.

The Credit Agreement also contains certain customary events of default, including, among others, defaults based on certain bankruptcy and insolvency events, nonpayment, cross-defaults to other debt, breach of specified covenants, ERISA events, material monetary judgments, change of control events and the material inaccuracy of the Company’s representations and warranties. If an event of default occurs and is continuing under the Credit Facilities, the Credit Agreement provides that the administrative agent shall at the request, or may with the consent, of the required lenders, terminate the commitments thereunder, declare amounts outstanding, including principal and accrued interest and fees, payable immediately, and enforce any and all rights and interests.

The funds for both facilities were committed as of June 27, 2013 (execution of the Credit Agreement), but certain conditions precedent to funding were outstanding as of August 2, 2013.

Note 8—Business Segment Information:

The Company defines its operating segments based on the way the chief operating decision maker, currently its chief executive officer, manages the operations of the Company for purposes of allocating resources and assessing performance. The Company has two operating segments; technical and engineering services and enterprise IT, that are aggregated into one reporting segment because they have similar economic characteristics and meet the other aggregation criteria within the accounting standard on segment reporting, including similarities in the nature of the services provided, methods of service delivery, customers served and the regulatory environment in which they operate.

Substantially all of the Company’s revenues and tangible long-lived assets are generated by or owned by entities located in the United States. As such, financial information by geographic location is not presented. The Company’s total revenues are largely attributable to prime contracts with the U.S. Government or to subcontracts with other contractors engaged in work for the U.S. Government.

Note 9—Legal Proceedings:

Timekeeping Contract with City of New York

In March 2012, in connection with the resolution of certain investigations related to an automated time and attendance and workforce management system (CityTime) that Parent developed and implemented for certain New York City agencies, Parent entered into a three year deferred prosecution agreement (DPA) with the U.S. Attorney’s Office for the Southern District of New York. Under the terms of the DPA, the U.S. Attorney’s Office deferred prosecution of a single criminal count

THE TECHNICAL ENGINEERING AND ENTERPRISE INFORMATION

TECHNOLOGY SERVICES BUSINESS OF SAIC, INC.

NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS

against Parent, and will dismiss the criminal count at the end of a three year period if Parent complies with the terms of the DPA. Under the DPA, Parent agreed, among other things, to retain an independent monitor who will report periodically to the U.S. Attorney’s Office and who will have broad authority to monitor and make recommendations on a number of Parent’s policies and practices.

On August 21, 2012, Parent entered into an administrative agreement with the U.S. Army on behalf of all agencies of the U.S. Government that confirms its continuing eligibility to enter into and perform contracts with the U.S. Government. Under the terms of the administrative agreement, Parent has agreed, among other things, to maintain a contractor responsibility program having the specific elements described in the administrative agreement, including retaining a monitor and providing certain reports to the Army. The administrative agreement will continue in effect for five years, provided that Parent may request earlier termination following completion of three years. The Company has communicated to relevant government agencies that it will comply with applicable obligations set forth in the DPA and the administrative agreement following the separation. These obligations include retaining the same independent monitor and maintaining a similar contractor responsibility program.

Other

The Company is also involved in various claims and lawsuits arising in the normal conduct of its business, none of which, in the opinion of the Company’s management, based upon current information, will likely have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

The financial statements presented herein are reflective of legal matters specifically identified to the Company.

Note 10—Other Commitments and Contingencies:

Government Investigations

The Company is routinely subject to investigations and reviews relating to compliance with various laws and regulations with respect to its role as a contractor to federal, state and local government customers and in connection with performing services in countries outside of the United States. The Company believes that the probability is remote that the outcome of any current investigations will have a material adverse effect on the Company as a whole.

U.S. Regulatory Investigations and Reviews

U.S. Government agencies, including the Defense Contract Audit Agency (DCAA), Defense Contract Management Agency (DCMA) and others, routinely audit and review a contractor’s performance on government contracts, indirect rates and pricing practices, and compliance with applicable contracting and procurement laws, regulations and standards. They also review the adequacy of the contractor’s compliance with government standards for its business systems, including: accounting system, earned value management system, estimating system, materials management and accounting system, property management system, and purchasing system.

The DCAA has recently completed audits of certain of Parent’s business systems. The audit results and Parent’s responses to those results are under evaluation by the DCMA, which is the responsible agency to determine whether any of the DCAA findings represent significant deficiencies or material weakness in Parent’s internal control systems. A finding of significant control deficiencies in a contractor’s business systems or a finding of noncompliance with U.S. Government Cost Accounting Standards can result in decremented billing rates to U.S. Government customers until the control deficiencies are corrected and their remediation is accepted by the DCMA.

Parent changed its indirect rate structure used in its indirect cost system and its direct labor bid structure used for its estimating system for fiscal 2011 and future years. The DCAA is performing reviews of these changes and Parent’s compliance with certain other U.S. Government Cost Accounting Standards. A finding of significant control deficiencies in Parent’s system audits or other reviews can result in decremented billing rates to its U.S. Government customers until the control deficiencies are corrected and their remediation is accepted by the DCMA.

Parent’s indirect cost audits by the DCAA have not been completed for fiscal 2006 and subsequent fiscal years. Although the Company has recorded contract revenues subsequent to fiscal 2005 based upon an estimate of costs that the Company believes will be approved upon final audit or review, the Company does not know the outcome of any ongoing or future audits or reviews and adjustments, and if future adjustments exceed the Company’s estimates, its profitability would be adversely affected. As of August 2, 2013, the Company has recorded a liability of $14 million for its current best estimate of net amounts to be refunded to customers for potential adjustments from such audits or reviews of contract costs incurred.

THE TECHNICAL ENGINEERING AND ENTERPRISE INFORMATION

TECHNOLOGY SERVICES BUSINESS OF SAIC, INC.

NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS

Other

The Army Brigade Combat Team Modernization Engineering, Manufacturing and Development program was terminated for convenience by the DoD effective in September 2011. From October 2009 through termination, the Company and its prime contractor performed on this program under an undefinitized change order with a provisional billing rate that allowed the Company to receive a lesser amount of the projected fee than the estimated fee due until completion of the contract negotiations. The Company has recognized revenues of approximately $480 million, including estimated fees, from October 2009 through August 2, 2013 under the undefinitized change order. As of August 2, 2013, the Company had an outstanding receivable of approximately $2 million on this contract. During fiscal 2013, an agreement in principle was reached between the prime contractor and the DoD; however a formal contract modification has not yet been received.

Note 11—Subsequent Events:

Separation from Parent

On August 30, 2012, the Board of Directors of Leidos Holdings, Inc. (formerly SAIC, Inc.) (collectively with its consolidated subsidiaries, “Parent”) authorized management to pursue a plan to separate its technical, engineering and enterprise information technology (IT) services business into an independent, publicly traded company named Science Applications International Corporation (formerly SAIC Gemini, Inc.) (collectively, with its consolidated subsidiaries, the “Company”). Prior to February 1, 2013, these businesses comprised a majority of Parent’s Defense Solutions Group and the enterprise information technology portions of its Health, Energy and Civil Solutions Group. Effective February 1, 2013 through the Distribution Date (as defined below), these businesses comprised Parent’s Technical Services and Information Technology segment.

In accordance with a distribution agreement, on September 27, 2013, Parent completed the separation which took the form of a tax-free spin-off to Parent’s stockholders of 100% of the shares of the Company’s common stock. Effective September 27, 2013 (the Distribution Date), the Company’s common stock was distributed, on a pro rata basis, to Parent stockholders of record as of the close of business on September 19, 2013 (the Record Date). On the Distribution Date, each holder of Parent common stock received one share of the Company’s common stock for every seven shares of Parent common stock held on the Record Date. As part of the separation, the Company assumed the name Science Applications International Corporation, and Parent has been renamed Leidos Holdings, Inc.

A Registration Statement on Form 10 relating to the separation was filed by the Company with the U.S. Securities and Exchange Commission (the “SEC”), subsequently amended by the Company and declared effective by the SEC on September 10, 2013. The Company’s common stock began “regular way” trading on the New York Stock Exchange on September 30, 2013 under the symbol “SAIC.”

New Credit Agreement, Interest Rate Swap and Cash Dividend Payment to Parent

On September 26, 2013 the Company met the conditions precedent to borrow funds under the Term Loan Facility described in Note 7 and drew $500 million under the Term Loan Facility. A portion of the borrowings were used to pay a cash dividend to Parent in the amount of $295 million.

On September 30, 2013, the Company met all conditions precedent to access the Revolving Credit Facility (Note 7). The Revolving Credit Facility capacity is available to the Company but no draws have been made.

On September 26, 2013, in accordance with the Company’s risk management objectives, the Company entered into a fixed rate swap agreement for the same notional amount and period as the Term Loan Facility. This instrument is used to hedge the variability in interest payment cash flows caused by changes in the 1 month LIBOR benchmark interest rate on the Company’s floating rate Term Loan Facility and is accounted for as a cash flow hedge. Under the swap agreement, the Company pays the fixed rate and the counterparties to the agreement pay a floating interest rate based on 1 month LIBOR, for which measurement and settlement is performed monthly.

New Lease Agreement

On September 25, 2013, the Company entered into a lease agreement with Parent for approximately 172,000 square feet of office space located at 1707 SAIC Dr. McLean, Virginia. The initial term of the lease is for a period of 82 months commencing on September 28, 2013. The annual base rent is $16 million for the first annual period with a 3% increase each year thereafter.

THE TECHNICAL ENGINEERING AND ENTERPRISE INFORMATION

TECHNOLOGY SERVICES BUSINESS OF SAIC, INC.

NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS

Cash Dividend

On October 1, 2013, the Company’s Board of Directors declared a cash dividend of $0.28 per share of the Company’s common stock payable on October 30, 2013 to stockholders of record on October 15, 2013.

Stock Repurchase Program

On October 1, 2013, the Company’s Board of Directors approved a stock repurchase program of up to 5 million shares of the Company’s common stock. The timing and amount of repurchases will depend on various factors, including market conditions, the Company’s capital position and internal cash generation, and other factors. The program authorizes the Company to repurchase its outstanding common stock in the open market or through privately negotiated transactions. The program does not obligate the Company to repurchase any dollar amount, or any number of shares, of common stock. The program does not have a termination date, and the Company may suspend or terminate the repurchase program at any time.

New Equity Incentive Plan and Stock Awards

In connection with the separation, the Company adopted the 2013 Equity Incentive Plan that permits the Company to make various types of stock-based compensation and cash awards to employees, directors and consultants.

Immediately prior to the separation, certain Company employees participated in the following four Parent employee equity plans: the 2006 Equity Incentive Plan, the Management Stock Compensation Plan, the Stock Compensation Plan and the 2006 Employee Stock Purchase Plan (collectively, the Parent’s Plans). Following the separation from Parent, all unvested stock awards and all outstanding stock option awards held by employees under the Parent’s Plans effectively converted into awards under the 2013 Equity Incentive Plan sponsored by the Company. The converted awards retain the same terms and values as immediately prior to the separation.

THE TECHNICAL ENGINEERING AND ENTERPRISE INFORMATION

TECHNOLOGY SERVICES BUSINESS OF SAIC, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations and quantitative and qualitative disclosures about market risk should be read in conjunction with our unaudited historical condensed combined financial statements and the related notes. The financial information discussed below and included elsewhere in this Quarterly Report on Form 10-Q may not necessarily reflect what our financial condition, results of operations or cash flow would have been had we been a stand-alone company during the periods presented or what our financial condition, results of operations and cash flows may be in the future.

The following discussion contains forward-looking statements, including statements regarding our intent, belief, or current expectations with respect to, among other things, trends affecting our financial condition or results of operations, backlog, our industry, government budgets and spending and the impact of competition. Words such as “may,” “will,” “should,” “likely,” “anticipates,” “expects,” “intends,” “plans,” “projects,” “believes,” “estimates,” “positioned,” “outlook” and similar expressions are used to identify these forward-looking statements. Such statements are not guarantees of future performance and involve risks and uncertainties and actual results may differ materially from those in the forward-looking statements as a result of various factors. Factors that could cause or contribute to these differences include those discussed below and in the Information Statement included as Exhibit 99.1 to our Registration Statement on Form 10, as amended, filed with the U.S. Securities and Exchange Commission (SEC) on September 9, 2013 (the “Information Statement”), particularly under the headings “Risk Factors” and “Special Note About Forward-Looking Statements.” Due to such uncertainties and risks, you are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date hereof. We do not undertake any obligation to update these factors or to publicly announce the results of any changes to our forward-looking statements due to future results or developments.

We use the terms “Company,” “we,” “us” and “our” to refer to both (1) Science Applications International Corporation and its consolidated subsidiaries for time periods after the separation and (2) the technical, engineering and enterprise information technology services businesses of Parent, which were contributed to Science Applications International Corporation as part of the separation, for time periods prior to the separation. References herein to “Parent” refer to Leidos Holdings, Inc. (formerly SAIC, Inc.), collectively with its consolidated subsidiaries

Unless otherwise noted, references to fiscal years are to fiscal years ended January 31 (for fiscal 2013 and earlier periods) or fiscal years ending the Friday closest to January 31 (for fiscal 2014 and later periods). For example, we refer to the fiscal year ending January 31, 2014 as “fiscal 2014.” Effective in fiscal 2014, we changed our fiscal year to a 52/53 week fiscal year ending on the Friday closest to January 31, with fiscal quarters typically consisting of 13 weeks.

Separation from Parent

On August 30, 2012, the Board of Directors of Leidos Holdings, Inc. (formerly SAIC, Inc.) (collectively with its consolidated subsidiaries, “Parent”) authorized management to pursue a plan to separate its technical, engineering and enterprise information technology (IT) services business into an independent, publicly traded company named Science Applications International Corporation (formerly SAIC Gemini, Inc.) (collectively, with its consolidated subsidiaries, the “Company”). Prior to February 1, 2013, these businesses comprised a majority of Parent’s Defense Solutions Group and the enterprise information technology portions of its Health, Energy and Civil Solutions Group. Effective February 1, 2013 through the Distribution Date (as defined below), these businesses comprised Parent’s Technical Services and Information Technology segment.

In accordance with a distribution agreement, on September 27, 2013, Parent completed the separation which took the form of a tax-free spin-off to Parent’s stockholders of 100% of the shares of the Company’s common stock. Effective September 27, 2013 (the Distribution Date), the Company’s common stock was distributed, on a pro rata basis, to Parent stockholders of record as of the close of business on September 19, 2013 (the Record Date). On the Distribution Date, each holder of Parent common stock received one share of the Company’s common stock for every seven shares of Parent common stock held on the Record Date. As part of the separation, the Company assumed the name Science Applications International Corporation, and Parent has been renamed Leidos Holdings, Inc.

A Registration Statement on Form 10 relating to the separation was filed by the Company with the U.S. Securities and Exchange Commission (the “SEC”), subsequently amended by the Company and declared effective by the SEC on September 10, 2013. The Company’s common stock began “regular way” trading on the New York Stock Exchange on September 30, 2013 under the symbol “SAIC.”

Overview

We are a leading provider of technical, engineering and enterprise information technology services to the U.S. Government. We deliver to the Department of Defense (DoD) and federal civilian agencies systems engineering and integration offerings for large, complex government projects and offer a broad range of services with a targeted emphasis on higher-end, differentiated technology services.

THE TECHNICAL ENGINEERING AND ENTERPRISE INFORMATION

TECHNOLOGY SERVICES BUSINESS OF SAIC, INC.

Our summary financial results for the three months ended August 2, 2013 were:

•

Revenues for the three months ended August 2, 2013 decreased $197 million, or 16 percent, over the three months ended July 31, 2012. The decrease in revenue was primarily due to the ramp down of certain contracts, drawdowns of U.S. military overseas and the tightening of the U.S. Government budget and sequestration.

•

Operating income decreased $24 million to $38 million (3.7 percent as a percentage of revenues) for the three months ended August 2, 2013 from $62 million (5.0 percent as a percentage of revenues) for the three months ended July 31, 2012. The decrease in operating income for the three months ended August 2, 2013, is primarily attributable to a $14 million increase in separation transaction expenses.

•	Net income for the three months ended August 2, 2013 decreased $13 million as compared to the same period in the three months ended July 31, 2012 primarily due to lower operating income.

•

Net bookings (as defined in “—Key Performance Measures—Bookings and Backlog”) were approximately $0.8 billion for the three months ended August 2, 2013, as compared to $0.9 billion in the three months ended July 31, 2012. Total backlog was $6.9 billion at August 2, 2013.

Our summary financial results for the six months ended August 2, 2013 were:

•

Revenues for the six months ended August 2, 2013 decreased $240 million, or 10 percent, over the six months ended July 31, 2012. The decrease in revenue was primarily due to the ramp down of certain contracts, drawdowns of U.S. military overseas and the tightening of the U.S. Government budget and sequestration.

•

Operating income decreased $57 million to $90 million (4.1 percent as a percentage of revenues) for the six months ended August 2, 2013 from $147 million (6.1 percent as a percentage of revenues) for the six months ended July 31, 2012. The decrease in operating income for the six months ended August 2, 2013, was primarily attributable to a $30 million increase in separation transaction expenses, a $6 million increase in net unfavorable changes in contract estimates and the reduction in revenues.

•	Net income for the six months ended August 2, 2013 decreased $36 million as compared to the six months ended July 31, 2012 primarily due to lower operating income.

•

Net bookings were approximately $1.3 billion for the six months ended August 2, 2013, as compared to $1.6 billion in the six months ended July 31, 2012. Total backlog was $6.9 billion at August 2, 2013, a decrease of approximately $900 million from January 31, 2013.

Business Environment and Trends

In fiscal 2013, we generated 95 percent of our total revenues from contracts with the U.S. Government and 73 percent of our total revenues from contracts with the DoD, including subcontracts where the U.S. Government or the DoD, respectively, is the ultimate purchaser. Our business performance is affected by the overall level of U.S. Government spending, especially defense spending, and the alignment of our offerings and capabilities with the budget priorities of the U.S. Government.

While we believe that national security, including defense, homeland security, and intelligence spending will continue to be a priority, the U.S. Government budget deficit and the national U.S. debt has created pressure to examine and reduce spending across all federal agencies. Baseline spending for the DoD for the next 10 years has been reduced and there may be further reductions. Adverse changes in fiscal and economic conditions, such as the manner in which budget cuts are implemented, including sequestration, and issues related to the nation’s debt ceiling, could result in an impairment of goodwill.

The funding of U.S. Government programs is subject to an annual congressional budget authorization and appropriation process. In years when the U.S. Government does not complete its budget process before the end of its fiscal year on September 30, government operations are typically funded pursuant to a “continuing resolution,” which allows federal government agencies to operate at spending levels approved in the previous budget cycle, but does not authorize new spending initiatives. The U.S. Government did not complete its budget process before the end of its fiscal year on September 30, 2013 and did not provide for a continuing resolution, which resulted in a federal government shutdown. This could result in our incurrence of substantial labor or other costs without reimbursement under government contracts, or the delay or cancellation of programs, which could have a negative effect on our cash flows and adversely affect our business and industry.

Trends in the U.S. Government contracting process, including a shift towards multiple-award contracts (in which certain contractors are preapproved using Indefinite Delivery / Indefinite Quantity (IDIQ) and General Services Administration (GSA) contract vehicles) and awarding contracts on a low price, technically acceptable basis, have increased competition for U.S.

THE TECHNICAL ENGINEERING AND ENTERPRISE INFORMATION

TECHNOLOGY SERVICES BUSINESS OF SAIC, INC.

government contracts. The U.S. Government has increasingly relied on contracts that are subject to a competitive bidding process, including IDIQ, GSA Schedule and other multi-award contracts, which has resulted in greater competition and increased pricing pressure. We expect that a majority of the business that we seek in the foreseeable future will be awarded through a competitive bidding process. For example, during fiscal 2013, we were not awarded the successor contract to the DISN Global Solutions (DGS) program with DISA. In fiscal 2013, we recognized approximately $425 million in revenue on this program. Revenues from the DGS program were $77 million over the first half of fiscal 2014, with an additional $35 million projected for the remainder of the fiscal year as the activity transitions to the successor contractor.

Despite the budget and competitive pressures impacting the industry, we believe we are well-positioned to expand customer penetration and benefit from opportunities that we have not previously pursued. Our scale, size and prime contractor leadership position are expected to help differentiate us from our competitors, especially on large contracts. We believe our long- term, trusted customer relationships and deep technical expertise provide us with the sophistication to handle mission-critical contracts. Our current competitive cost structure as well as our strategy to further lower our total delivery cost by centralizing strategic sourcing and developing repeatable offerings are expected to allow us to compete effectively on price in the evolving environment. Furthermore, since 2011 Organizational Conflicts of Interest (OCI) rules have become more restrictive, which has led to greater fragmentation of the industry. Due to the separation, we have enhanced our ability to expand market share with our existing customers and pursue new growth opportunities, as a result of the removal of many OCI restrictions, which enabled us to be more competitive and mitigate the U.S. Government budget pressures.

Segment Reporting

We operate in two operating segments that provide comprehensive service offerings across our entire customer base. Our technical and engineering offerings include engineering and maintenance of ground and maritime systems, logistics, training and simulation, as well as operation and program support services. Our enterprise IT offerings include end- to-end enterprise information technology services, which span the design, development, integration, deployment, management and operations, sustainment and security of our customers’ entire IT infrastructure. These segments have been aggregated into one reporting segment for financial reporting purposes.

Key Performance Measures

The primary financial performance measures we use to manage our business and monitor results of operations are revenue, operating income and cash flows from operations. We also believe that bookings and backlog are useful measures for management and investors to evaluate our potential future revenues. In addition, we consider measures such as contract types and revenue mix to be useful measures to management and investors evaluating our operating income and margin performance.

Bookings and Backlog. We had net bookings worth an estimated $0.8 billion and $1.3 billion during the three and six months ended August 2, 2013, respectively. Net bookings represent the estimated amount of revenue to be earned in the future from funded and unfunded contract awards that were received during the period, net of any adjustments to previously awarded backlog amounts. We calculate net bookings as the period’s ending backlog plus the period’s revenues less the prior period’s ending backlog.

Backlog represents the estimated amount of future revenues to be recognized under negotiated contracts as work is performed. We segregate our backlog into two categories as follows:

•

Funded Backlog. Funded backlog for contracts with government agencies primarily represents contracts for which funding is appropriated less revenues previously recognized on these contracts, and does not include the unfunded portion of contracts where funding is incrementally appropriated or authorized on a quarterly or annual basis by the U.S. Government and other customers, even though the contract may call for performance over a number of years. Funded backlog for contracts with non-government agencies represents the estimated value on contracts, which may cover multiple future years, under which we are obligated to perform, less revenues previously recognized on these contracts.

•

Negotiated Unfunded Backlog. Negotiated unfunded backlog represents estimated amounts of revenue to be earned in the future from (1) negotiated contracts for which funding has not been appropriated or otherwise authorized and (2) unexercised priced contract options. Negotiated unfunded backlog does not include any estimate of future potential task orders expected to be awarded under IDIQ, GSA Schedule or other master agreement contract vehicles.

THE TECHNICAL ENGINEERING AND ENTERPRISE INFORMATION

TECHNOLOGY SERVICES BUSINESS OF SAIC, INC.

The estimated value of our total backlog as of the dates presented was as follows:

	August 2, 2013	January 31, 2013
	(in millions)
Total:
Funded backlog	$1,664	$1,953
Negotiated unfunded backlog	5,209	5,811
Total backlog	$6,873	$7,764

Bookings and backlog fluctuate from period to period depending on our contracts awarded and the timing of contract awards, renewals, modifications and cancellations.

We expect to recognize a substantial portion of our funded backlog as revenues within 12 months from the end of the reporting period. However, the U.S. Government has the right to cancel contracts at any time. Similarly, certain contracts with commercial customers include provisions that allow the customer to cancel at any time. Most of our contracts have cancellation terms that would permit us to recover all or a portion of our incurred costs and fees for work performed.

Contract Types. Our earnings and profitability may vary materially depending on changes in the proportionate amount of revenues derived from each type of contract. For a discussion of the types of contracts under which we generate revenue, see “Business—Contracts—Contract Types” in our Information Statement. The following table summarizes revenues by contract type as a percentage of total revenues for the periods presented:

	Six Months Ended
	August 2, 2013	July 31, 2012
Cost reimbursement	37%	38%
Time and materials (T&M) and fixed-price-level-of-effort (FP-LOE)	32%	29%
Firm-fixed-price (FFP)	31%	33%
Total	100%	100%

Revenue Mix. We generate revenues under our contracts from (1) the efforts of our technical staff, which we refer to as labor-related revenues, and (2) the efforts of our subcontractors and (3) the materials provided on a contract. Our subcontractor-related revenues and materials-related revenues generally have lower margins than our labor-related revenues. The following table presents changes in labor-related revenues, subcontractor-related revenues and materials-related revenues for the periods presented:

	Three Months Ended			Six Months Ended
	August 2, 2013	Percent change	July 31, 2012	August 2, 2013	Percent change	July 31, 2012
	(dollars in millions)
Labor-related revenues	$450	(11)%	$508	$933	(8)%	$1,017
As a percentage of revenues	44%		41%	43%		42%
Subcontractor related revenues	377	(29)	529	811	(19)	999
As a percentage of revenues	36%		43%	37%		41%
Materials-related revenues	207	7	194	429	8	397
As a percentage of revenues	20%		16%	20%		17%

In recent years, there have been increases in the relative proportion of materials-related revenues and subcontractor-related revenues as compared to labor-related revenues primarily due to increased activity as a prime contractor on large programs involving significant subcontracted efforts and increased volume of material deliveries under certain programs, primarily with DoD customers.

Geographic Location. Substantially all of our revenues and tangible long-lived assets are generated by or owned by entities located in the United States.

THE TECHNICAL ENGINEERING AND ENTERPRISE INFORMATION

TECHNOLOGY SERVICES BUSINESS OF SAIC, INC.

Results of Operations

The following table summarizes our results of operations for the periods presented:

	Three Months Ended			Six Months Ended
	August 2, 2013	Percent change	July 31, 2012	August 2, 2013	Percent change	July 31, 2012
	(dollars in millions)
Revenues	$1,034	(16)%	$1,231	$2,173	(10)%	$2,413
Cost of revenues	960	(15)	1,134	2,002	(9)	2,206
Selling, general and administrative expenses	18	(42)	31	47	(16)	56
Separation transaction expenses	18	350	4	34	750	4
Operating income	38	(39)	62	90	(39)	147
As a percentage of revenues	3.7%		5.0%	4.1%		6.1%
Income from operations before income taxes	38	(39)	62	90	(39)	147
Provision for income taxes	(13)	(46)	(24)	(32)	(40)	(53)
Net income	$25	(34)	$38	$58	(38)	$94

We classify indirect costs charged to our contracts as overhead (included in cost of revenues) and general and administrative expenses in the same manner as such costs are defined in Parent’s disclosure statements under U.S. Government Cost Accounting Standards.

Revenues. Revenues decreased $197 million, or 16 percent, for the three months ended August 2, 2013 as compared to the three months ended July 31, 2012, primarily due to the ramp down of the DGS program ($85 million) and the completion of a network operational management program for the U.S. Forces in Afghanistan ($10 million) as well as one less working day as compared to the prior year ($11 million), with the remainder of the decline driven by the slower U.S. Government contracting ordering environment resulting from sequestration.

Revenues decreased $240 million, or 10 percent, for the six months ended August 2, 2013 as compared to the six months ended July 31, 2012, primarily due to the ramp down of the DGS program ($143 million) and completion of a network operational management program for the U.S. Forces in Afghanistan ($17 million), with the remainder of the decline driven by the slower U.S. Government contracting ordering environment resulting from sequestration.

Operating Income. Operating income decreased by $24 million to 3.7 percent of revenue for the three months ended August 2, 2013 from 5.0 percent of revenue for the three months ended July 31, 2012. This decrease was primarily due to an increase in separation transaction expenses ($14 million) and the ramp down of the DGS program which had relatively higher profit margins ($3 million).

Operating income decreased by $57 million to 4.1 percent of revenue for the six months ended August 2, 2013 from 6.1 percent of revenue for the six months ended July 31, 2012. This decrease was primarily due to an increase in separation transaction expenses ($30 million), the ramp down of the DGS program which had relatively higher profit margins ($6 million), and net unfavorable changes in contract estimates ($6 million).

Changes in Estimates on Contracts. Changes in estimates related to certain types of contracts accounted for using the percentage of completion method of accounting are recognized in the period in which such changes are made for the inception-to-date effect of the changes. Changes in these estimates can routinely occur over the contract performance period for a variety of reasons, including changes in contract scope, changes in contract cost estimates due to unanticipated cost growth or retirements of risk for amounts different than estimated, and changes in estimated incentive or award fees. Aggregate changes in contract estimates reduced operating income by $4 million and $8 million for the three and six months ended August 2, 2013, respectively, and by $5 million and $2 million for the three and six months ended July 31, 2012, respectively.

Provision for Income Taxes. Our operations have historically been included in Parent’s U.S. federal and state income tax returns and all income taxes have been paid by Parent. Income taxes are presented in these unaudited condensed combined financial statements on a separate tax return basis as if we filed our own tax returns.

Provision for income taxes as a percentage of income before income taxes was 34 percent and 39 percent for the three months ended August 2, 2013 and July 31, 2012, respectively. The decrease is due to a research tax credit which was not available for the three months ended July 31, 2012 due to it expiring and not being extended until the fourth quarter of fiscal year 2013.

THE TECHNICAL ENGINEERING AND ENTERPRISE INFORMATION

TECHNOLOGY SERVICES BUSINESS OF SAIC, INC.

Provision for income taxes as a percentage of income before income taxes was 36 percent for both the six months ended August 2, 2013 and July 31, 2012.

Liquidity and Capital Resources

Current Liquidity. We expect to fund our ongoing working capital, capital expenditures, commitments and other discretionary investments through cash flows from operations and a Revolving Credit Facility. Our cash flows reflect the cash that has been swept to Parent as part of the central cash management program. Our business has low capital intensity because we are primarily a services provider. Capital expenditures amounted to $2 million for the six months ended August 2, 2013 compared to $5 million for the six months ended July 31, 2012.

The majority of our operations have historically participated in centralized cash management and funding arrangements managed by Parent. Accordingly, our condensed combined balance sheets only reflect a minor cash balance.

Future Liquidity. Our primary cash needs will be for working capital, capital expenditures, commitments and strategic investments. Our ability to fund these needs through cash flows from operations will depend, in part, on our ability to generate or raise cash in the future, which depends on our future financial results, which are subject to general economic, financial, competitive, legislative and regulatory factors. Furthermore, our ability to forecast future cash flows is more limited because we do not have a recent operating history as a stand-alone company.

In connection with the separation, we raised indebtedness in the amount of $500 million, of which $295 million was used to fund a cash distribution to Parent. We also have $200 million of additional funds available under a separate Revolving Credit Facility (see “Outstanding Indebtedness below”).

Although we believe that the arrangements in place will permit us to finance our operations on acceptable terms and conditions, our access to, and the availability of, financing on acceptable terms and conditions in the future will be impacted by many factors, including: (1) our credit ratings or absence of a credit rating, (2) the liquidity of the overall capital markets, and (3) overall economic conditions. We cannot assure that such financing will be available to us on acceptable terms or that such financing will be available at all. We believe that our future cash from operations together with our cash on hand, and access to bank financing and capital markets will provide adequate resources to fund our short-term and long-term liquidity and capital needs.

Historical Cash Flow Trends

The following table summarizes cash flow information for the periods presented:

	Six Months Ended
	August 2, 2013	July 31, 2012
	(in millions)
Total cash flows provided by operations	$48	$149
Total cash flows used in investing activities	(2)	(5)
Total cash flows used in financing activities	(45)	(144)
Total increase in cash and cash equivalents	$1	$—

Cash Provided by Operations. Cash flows provided by operations decreased $101 million for the six months ended August 2, 2013 as compared to the six months ended July 31, 2012, primarily due to an increase in the average time to collect accounts receivable as a result of the discontinuance of the U.S. Government’s accelerated payment initiative that encouraged agencies to more timely pay contractors. In addition, severance accruals included in accrued payroll and employee benefits were paid during the six months ended August 2, 2013.

Cash Used in Investing Activities. Cash used in investing activities, principally consisted of expenditures for property, plant and equipment which were relatively consistent for the six months ended August 2, 2013 and the six months ended July 31, 2012.

Cash Used in Financing Activities. Cash used in financing activities for the six months ended August 2, 2013 and the six months ended July 31, 2012 primarily represents Net transfers to Parent. As Parent has historically used a centralized approach to cash management and financing of its operations, the components of Net transfers to Parent include cash transfers from us to Parent and payments by Parent to settle our obligations. These transactions are considered to be effectively settled for cash at the time the transaction is recorded.

THE TECHNICAL ENGINEERING AND ENTERPRISE INFORMATION

TECHNOLOGY SERVICES BUSINESS OF SAIC, INC.

Outstanding Indebtedness

Credit Facility. On June 27, 2013, we entered into a $700 million credit agreement (the “Credit Agreement”) among us, as borrower, Parent, as guarantor, Citibank, N.A. (“Citibank”), as administrative agent. Our obligations were fully and unconditionally guaranteed by Parent up to the separation date. Such guarantee was released upon completion of the separation.

The Credit Agreement consists of (i) a five-year unsecured revolving credit facility in an initial aggregate borrowing capacity of $200 million (the “Revolving Credit Facility”) and (ii) a five-year unsecured term facility with an initial aggregate principal amount of $500 million (the “Term Loan Facility” and, together with the Revolving Credit Facility, the “Credit Facilities”). Borrowings under the Credit Facilities will bear interest at a variable rate of interest based on LIBOR (or, in the case of borrowings in euro, EURIBOR) or Citibank’s base rate. Interest rate margins with respect to borrowings under the Credit Agreement range from 1.50% to 2.75% for LIBOR or EURIBOR loans and 0.50% to 1.75%, for base rate loans. We also pay a commitment fee with respect to undrawn amounts under the Revolving Credit Facility ranging from 0.25% to 0.50%. The margin and commitment fees will vary based on a leverage ratio.

The Term Loan Facility will amortize beginning at 1.25% of the borrowed amount on October 31, 2014, with additional quarterly amortization payments increasing up to 2.50% on October 31, 2016. All loans must be repaid on the fifth anniversary of the Term Loan funding date.

We incurred debt issuance costs of approximately $5 million which will be recognized over the life of the credit facilities.

The Credit Agreement contains certain restrictive covenants applicable to the Company and its subsidiaries, which include limitations on: liens, mergers and consolidations; changes in accounting principles; changes in nature of business; hedging agreements; sale and lease-back transactions; subsidiary indebtedness; dividends and issuances of capital stock; negative pledges; and transactions with affiliates.

The Credit Agreement also includes certain financial covenants, which require the maintenance of a Leverage Ratio (as defined in the Credit Agreement) of not greater than 3.25:1.00 and an Interest Coverage Ratio (as defined in the Credit Agreement) of at least 3.50:1.00.

The Credit Agreement also contains certain customary events of default, including, among others, defaults based on certain bankruptcy and insolvency events, nonpayment, cross-defaults to other debt, breach of specified covenants, ERISA events, material monetary judgments, change of control events and the material inaccuracy of our representations and warranties. If an event of default occurs and is continuing under the Credit Facilities, the Credit Agreement provides that the administrative agent shall at the request, or may with the consent, of the required lenders, terminate the commitments thereunder, declare amounts outstanding, including principal and accrued interest and fees, payable immediately, and enforce any and all rights and interests.

The funds for both facilities were committed as of June 27, 2013 (execution of the Credit Agreement). We drew $500 million under the Term Loan Facility on September 26, 2013. The Revolving Credit Facility became available on September 30, 2013, but there have been no borrowings.

On September 26, 2013, in accordance with our risk management objectives, we entered into a fixed rate swap agreement for the same notional amount and period as the Term Loan Facility. This instrument is used to hedge the variability in interest payment cash flows caused by changes in the 1 month LIBOR benchmark interest rate on our floating rate Term Loan Facility and is accounted for as a cash flow hedge. Under the swap agreement, we pay the fixed rate and the counterparties to the agreement pay a floating interest rate based on 1 month LIBOR, for which measurement and settlement is performed monthly.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements.

Commitments and Contingencies

We are subject to a number of reviews, investigations, claims, lawsuits and other uncertainties related to our business. For a discussion of these items, see Notes 9 and 10 of the notes to the unaudited condensed combined financial statements for the three and six months ended August 2, 2013 contained within this Quarterly Report on Form 10-Q.

THE TECHNICAL ENGINEERING AND ENTERPRISE INFORMATION

TECHNOLOGY SERVICES BUSINESS OF SAIC, INC.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed combined financial statements, which are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of these financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the unaudited financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. Management evaluates these estimates and assumptions on an ongoing basis. Our estimates and assumptions have been prepared on the basis of the most current best available information. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates under different assumptions and conditions.

We have several critical accounting policies, which are described in Note 1 of our combined financial statements included in our Information Statement, that are both important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments. Typically, the circumstances that make these judgments difficult, subjective and complex have to do with making estimates about the effect of matters that are inherently uncertain. There were no material changes to our critical accounting policies during the six months ended August 2, 2013.

Effects of Inflation

Approximately 37 percent of our revenues for the six months ended August 2, 2013 were derived from cost-reimbursement type contracts, which are generally completed within one year. Bids for longer-term FFP, T&M and FP-LOE contracts typically include sufficient provisions for labor and other cost escalations to cover anticipated cost increases over the period of performance. As a result, our revenues and costs have generally both increased commensurate with inflation and net income as a percentage of total revenues has not been significantly affected.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have limited exposure to foreign currency exchange risk as the substantial majority of our business is conducted in U.S. dollars. As a business within Parent, we have not directly experienced exposure to the impacts of certain market risks, such as interest rate risk. In the future, we expect impacts from any changes in market conditions to be minimized through our normal operating and financing activities.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer (our Chief Executive Officer) and principal financial officer (our Chief Financial Officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of August 2, 2013, and our principal executive officer and principal financial officer have concluded, as of August 2, 2013, that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

Historically, we have relied on certain financial information and resources of Parent to manage certain aspects of our business and report our results, including investor relations and corporate communications, accounting, tax, legal, human resources and benefit plan administration and reporting, general management, real estate, treasury, including insurance and risk management, and oversight functions such as Board of Directors and internal audit, including compliance with the Sarbanes-Oxley Act of 2002.

There have been no changes in our internal control over financial reporting that occurred in the quarterly period covered by this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

THE TECHNICAL ENGINEERING AND ENTERPRISE INFORMATION

TECHNOLOGY SERVICES BUSINESS OF SAIC, INC.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We have provided information about legal proceedings in which we are involved in Note 9 of the notes to condensed combined financial statements for the three months ended August 2, 2013 contained within this Quarterly Report on Form 10-Q.

In addition to the matters disclosed in Note 9, we are routinely subject to investigations and reviews relating to compliance with various laws and regulations. Additional information regarding such investigations and reviews is set forth in Note 10, “Other Commitments and Contingencies,” of the notes to condensed combined financial statements for the three and six months ended August 2, 2013 contained within this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors.

Except for the risk factor described below, there were no material changes from the risk factors disclosed in our Information Statement included as Exhibit 99.1 to our Registration Statement on Form 10, as amended, filed with the U.S. Securities and Exchange Commission (SEC) on September 9, 2013.

A decline in the U.S. Government defense budget, changes in spending or budgetary priorities, prolonged U.S. Government shutdown or delays in contract awards may significantly and adversely affect our future revenues, cash flow and financial results.

Revenues under contracts with the U.S. Government, either as a prime contractor or subcontractor to other contractors, represented approximately 95% of our total revenues in fiscal 2013 with approximately 73% of our revenues generated from work we perform for the DoD. Our operating results could be adversely affected by spending caps or changes in the budgetary priorities of the U.S. Government or the DoD, as well as delays in program starts or the award of contracts or task orders under contracts. Current U.S. Government spending levels for defense-related programs may not be sustained and future spending and program authorizations may not increase or may decrease or shift to programs in areas in which we do not provide services or are less likely to be awarded contracts. Such changes in spending authorizations and budgetary priorities may occur as a result of the rapid growth of the federal budget deficit, increasing political pressure and legislation, including the Budget Control Act of 2011, designed to reduce overall levels of government spending, including through sequestration, shifts in spending priorities from defense-related programs as a result of competing demands for federal funds, the number and intensity of military conflicts or other factors.

The Budget Control Act of 2011 enacted 10-year discretionary spending caps which are expected to generate over $1 trillion in savings for the U.S. Government, a substantial portion of which comes from DoD baseline spending reductions. In addition, additional automatic spending cuts (referred to as sequestration) totaling $1.2 trillion over 10 years have begun to be implemented in the U.S. Government fiscal year ended September 30, 2013. These reduction targets will further reduce DoD and other federal agency budgets. The Office of Management and Budget provided guidance to agencies and departments on implementing the sequestration cuts for government fiscal year 2013. However, there remains much uncertainty about the level of cuts that will be required for government fiscal year 2014 and the impact those cuts will have on contractors supporting the government. In light of the current uncertainty, we are not able to predict the potential impact of sequestration on our company or our financial results. However, we expect that implementation of further automatic spending cuts in government fiscal year 2014 will reduce, delay or cancel funding for certain of our contracts—particularly those with unobligated balances—and programs, and could adversely impact our operations and financial results.

In addition, Congress failed to approve an interim or full-year budget before the U.S. Government’s fiscal year ended on September 30, 2013, which resulted in a shutdown of non-essential government services. Many U.S. Government personnel, including those working with our employees on certain of our contracts with the U.S. Government, were furloughed following the government shutdown, and certain government facilities were closed, which caused our employees to stop working on impacted contracts. On October 5, 2013, the Secretary of Defense issued an order the effect of which caused most of the government personnel working for the DoD to return to work, but other U.S. Government agencies that we work with remain impacted by the shutdown. The failure of Congress to pass an interim or full-year budget in the immediate future, or increase the amount the U.S. Government is authorized to borrow (commonly referred to as the debt ceiling), could disrupt our business. The impacts to our business on account of a prolonged government shutdown or failure to increase the debt ceiling are uncertain at this time, but potential impacts include delay in payments owed to us by the U.S. Government, loss of revenue and profit on contracts that did not have government funding in place before September 30, 2013 or otherwise could not be performed by us during the government shutdown, disruption in our subcontractors’ business that may impact our performance on contracts and other impacts, any of which could adversely affect our operations, cash flow and financial results.

THE TECHNICAL ENGINEERING AND ENTERPRISE INFORMATION

TECHNOLOGY SERVICES BUSINESS OF SAIC, INC.

The U.S. Government also conducts periodic reviews of U.S. defense strategies and priorities, which may shift DoD budgetary priorities, reduce overall U.S. Government spending or delay contract or task order awards for defense-related programs, including programs from which we expect to derive a significant portion of our future revenues. In addition, changes to the DoD acquisition system and contracting models could affect whether and how we pursue certain opportunities and the terms under which we are able to do so. A significant decline in overall U.S. Government spending, including in the areas of national security, a significant shift in its spending priorities, the substantial reduction or elimination of particular defense-related programs or significant delays in contract or task order awards for large programs could adversely affect our future revenues and limit our growth prospects.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

THE TECHNICAL, ENGINEERING AND ENTERPRISE INFORMATION

TECHNOLOGY SERVICES BUSINESS OF SAIC, INC.

Item  6. Exhibits.

Exhibit Number	Description of Exhibit

2.1	Distribution Agreement dated September 25, 2013, between the Company (formerly SAIC Gemini, Inc.) and Leidos Holdings, Inc. (formerly SAIC, Inc.) (incorporated herein by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, as filed with the SEC on October 1, 2013 (File No. 001-35832))*

3.1	Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, as filed with the SEC on October 1, 2013 (File No. 001-35832))

3.2	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K, as filed with the SEC on October 1, 2013 (File No. 001-35832))

10.1	Credit Agreement, dated June 27, 2013, among the Company (formerly SAIC Gemini, Inc.), as borrower, Citibank, N.A., as administrative agent, the lenders party thereto and certain other parties (incorporated herein by reference to Exhibit 10.4 of Amendment No. 3 to the Company’s Registration Statement on Form 10, as filed with the SEC on August 20, 2013 (File No. 001-35832))

10.2	Administrative Agreement, dated August 21, 2012, between Leidos, Inc. (formerly Science Applications International Corporation) and the United States Army on behalf of the U.S. Government (incorporated herein by reference to Exhibit 10.14 of Amendment No. 3 to the Company’s Registration Statement on Form 10, as filed with the SEC on August 20, 2013 (File No. 001-35832))

10.3	Deferred Prosecution Agreement, effective March 14, 2012, between Leidos, Inc. (formerly Science Applications International Corporation) and the U.S. Attorney’s Office for the Southern District of New York (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by Leidos, Inc. with the SEC on March 14, 2012).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File.

(*)	The schedules to this agreement are omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to supplementally furnish to the SEC, upon request, a copy of any omitted schedule.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 15, 2013

Science Applications International Corporation

/s/ JOHN R. HARTLEY
John R. Hartley Executive Vice President and Chief Financial Officer