Form 10-Q
period 2013-11-01
Science Applications International Corp
filed 2013-12-13
CIK 1571123

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 1, 2013

or

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

Yes ☐ No ☒

The number of shares issued and outstanding of the registrant’s common stock as of November 22, 2013 was as follows:

49,012,845 shares of common stock ($.0001 par value per share)

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS

OF INCOME AND COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	November 1, 2013	October 31, 2012	November 1, 2013	October 31, 2012
	(in millions, except per share amounts)
Revenues	$974	$1,186	$3,086	$3,560
Revenues performed by former Parent (Note 4)	33	27	94	66
Total revenues	1,007	1,213	3,180	3,626
Costs and expenses:
Cost of revenues	892	1,074	2,833	3,241
Cost of revenues performed by former Parent (Note 4)	33	27	94	66
Total cost of revenues	925	1,101	2,927	3,307
Selling, general and administrative expenses	22	28	69	84
Separation transaction and restructuring expenses (Note 1)	23	11	57	15
Operating income	37	73	127	220
Interest expense	3	—	3	—
Income before income taxes	34	73	124	220
Provision for income taxes	(12)	(28)	(44)	(81)
Net income	$22	$45	$80	$139
Other comprehensive loss, net of tax	(2)	—	(2)	—
Comprehensive income	$20	$45	$78	$139

Earnings per share (Note 2):
Basic	$0.45	$0.92	$1.63	$2.84
Diluted	$0.44	$0.90	$1.60	$2.78
Cash dividends declared and paid per share	$0.28	$—	$0.28	$—

See accompanying notes to condensed consolidated and combined financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED AND COMBINED BALANCE SHEETS

(UNAUDITED)

	November 1, 2013	January 31, 2013
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$157	$1
Receivables, net	748	717
Inventory, prepaid expenses and other current assets	94	117
Total current assets	999	835
Property, plant and equipment (less accumulated depreciation and amortization of $109 million and $49 million at November 1, 2013 and January 31, 2013, respectively)	53	29
Intangible assets, net	4	6
Goodwill	379	379
Deferred income taxes	—	18
Other assets	8	4
Total assets	$1,443	$1,271
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$422	$477
Accrued payroll and employee benefits	165	185
Income taxes payable	5	—
Long-term debt and capital lease obligations, current portion	7	2
Total current liabilities	599	664
Long-term debt and capital lease obligations, net of current portion	495	1
Other long-term liabilities	10	10
Deferred income taxes	4	—
Commitments and contingencies (Notes 10 and 11)
Equity:
Common stock, $.0001 par value, 1 billion shares authorized, 49 million shares issued and outstanding at November 1, 2013. No shares were issued or outstanding as of January 31, 2013.	—	—
Additional paid-in capital	326	—
Retained earnings	11	—
Accumulated other comprehensive loss	(2)	—
Former parent company investment	—	596
Total equity	335	596
Total liabilities and equity	$1,443	$1,271

See accompanying notes to condensed consolidated and combined financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED AND COMBINED STATEMENT OF EQUITY

(UNAUDITED)

	Shares of common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Former parent company investment	Total
	(in millions)
Balance at January 31, 2013	—	$—	$—	$—	$596	$596
Net income from February 1, 2013 to September 27, 2013	—	—	—	—	69	69
Net transfers to former Parent (Note 4)	—	—	—	—	(59)	(59)
Dividend payment to former Parent (Note 4)	—	—	—	—	(295)	(295)
Capital contribution from former Parent (Note 4)	—	—	—	—	26	26
Transfer of former Parent company investment at September 27, 2013	—	337	—	—	(337)	—
Issuance of common stock in connection with separation	49
Net income from September 28, 2013 to November 1, 2013	—	—	11	—	—	11
Other comprehensive loss, net of tax	—	—	—	(2)	—	(2)
Quarterly cash dividends of $0.28 per share	—	(14)	—	—	—	(14)
Stock-based compensation	—	3	—	—	—	3
Balance at November 1, 2013	49	$326	$11	$(2)	$—	$335

See accompanying notes to condensed consolidated and combined financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	November 1, 2013	October 31, 2012
	(in millions)
Cash flows from operations:
Net income	$80	$139
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	10	10
Deferred income taxes	13	—
Stock-based compensation	25	25
Increase (decrease) in cash resulting from changes in:
Receivables	(31)	64
Inventory, prepaid expenses and other current assets	23	(11)
Other assets	1	2
Accounts payable and accrued liabilities	(48)	(29)
Income taxes payable	5	—
Accrued payroll and employee benefits	(20)	45
Other long-term liabilities	—	2
Total cash flows provided by operating activities	58	247
Cash flows from investing activities:
Expenditures on property, plant and equipment	(10)	(6)
Proceeds from sale of assets	—	1
Total cash flows used in investing activities	(10)	(5)
Cash flows from financing activities:
Term loan facility	500	—
Deferred financing costs	(5)	—
Dividend paid to former Parent (Note 4)	(295)	—
Capital contribution from former Parent (Note 4)	26	—
Dividend payments to common stockholders	(14)	—
Payments on capital leases and notes payable	(1)	(3)
Net transfers to former Parent (Note 4)	(103)	(240)
Total cash flows provided by (used in) financing activities	108	(243)
Total (decrease) increase in cash	156	(1)
Cash and cash equivalents at beginning of period	1	1
Cash and cash equivalents at end of period	$157	$—
Supplementary cash flow disclosure:
Net transfers of property, plant, and equipment from former Parent (Note 4)	$22	$—
Landlord provided tenant improvements	$—	$1

See accompanying notes to condensed consolidated and combined financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Note 1—Summary of Significant Accounting Policies:

Overview

Separation from Parent

Science Applications International Corporation commenced operations on September 27, 2013 (the Distribution Date) following completion of a spin-off transaction from its former parent company, Leidos Holdings, Inc. (formerly SAIC, Inc.) (collectively with its consolidated subsidiaries, “former Parent”). In the spin-off transaction, the former Parent’s technical, engineering and enterprise information technology (IT) services business was separated into an independent, publicly traded company named Science Applications International Corporation (formerly SAIC Gemini, Inc.) (collectively, with its consolidated subsidiaries, the “Company”).

To effect the spin-off transaction, the Company’s common stock was distributed on the Distribution Date to former Parent stockholders of record on a pro-rata basis with each former Parent stockholder receiving one share of the Company’s common stock for every seven shares of former Parent common stock. The Company’s Registration Statement on Form 10 relating to the spin-off transaction was declared effective with the U.S. Securities and Exchange Commission (the “SEC”) on September 10, 2013. The Company’s common stock began trading on the New York Stock Exchange on September 30, 2013 under the symbol “SAIC.” In connection with the separation, the Company obtained debt, paid a dividend to former Parent and received a capital contribution from former Parent. For additional details see Note 4 – Related Party Transactions and Parent Company Investment.

In order to govern certain ongoing relationships between the Company and former Parent following the separation and to provide mechanisms for an orderly transition, the companies executed various agreements that govern the separation. The agreements include the Distribution Agreement, Employee Matters Agreement, Tax Matters Agreement, Master Transition Services Agreement, and Master Transitional Contracting Agreement (MTCA). These agreements generally provide that each party is responsible for its respective assets, liabilities and obligations, including employee benefits, insurance and tax related assets and liabilities. Contingent losses that were unknown at the time of separation and arise from the operation of the Company’s historical business or the former Parent’s corporate losses will be shared between the parties to the extent that losses in any such category exceed $50 million in the aggregate. If they arise and exceed the $50 million threshold, the Company will be responsible for 30% of the former Parent’s incremental contingent losses on corporate claims (and former Parent will be responsible for 70% of the Company’s incremental losses on claims relating to operations that exceed $50 million).

In accordance with the MTCA, former Parent agreed to seek the U.S. Government’s approval to novate all of the contracts with the U.S. Government under which the Company primarily is obligated to fulfill the remaining terms. Under the terms of the MTCA, former Parent is obligated to remit to the Company all proceeds it receives for work performed by the Company until novation occurs, after which the Company may directly bill and collect from the U.S. Government. The MTCA also governs the relationship between the Company and former Parent pending novation and assignment of contracts to the Company and addresses the treatment of existing contracts, proposals, and teaming arrangements where both companies will jointly perform work after separation. Each of the Company and former Parent indemnify the other party for work performed by it under the MTCA.

Description of Business

The Company is a leading provider of technical, engineering and enterprise IT services to the U.S. Government. The Company delivers to the Department of Defense (DoD) and federal civilian agencies systems engineering and integration services for large, complex government projects and offers a broad range of services with a targeted emphasis on higher-end, differentiated technology services.

The Company operates in two segments, which provide comprehensive service offerings across its entire customer base. The Company’s technical and engineering offerings include engineering and maintenance of ground and maritime systems, logistics, training and simulation, as well as operation and program support services. The Company’s enterprise IT offerings include end-to-end enterprise IT services which span the design, development, integration, deployment, management and operations, sustainment and security of its customers’ entire IT infrastructure. As discussed in Note 9 – Business Segment Information, these segments have been aggregated into one reporting segment for financial reporting purposes.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Principles of Combination and Basis of Presentation

Prior to the separation on September 27, 2013, the Company’s financial position, results of operations and cash flows consisted of the technical, engineering and enterprise IT services businesses of former Parent, which represented a combined reporting entity. The assets and liabilities in the Company’s condensed combined balance sheet at January 31, 2013 have been reflected on a historical basis, as immediately prior to the separation all of the assets and liabilities presented were wholly owned by former Parent.

The Company’s unaudited condensed combined statements of income and comprehensive income, and cash flows for the periods ended October 31, 2012 and the Company’s unaudited condensed combined balance sheet at January 31, 2013 consist entirely of the combined results of the technical, engineering and enterprise IT services businesses of former Parent.

Subsequent to the separation, the Company’s unaudited condensed consolidated and combined statements of income and comprehensive income, and cash flows for the periods ended November 1, 2013 consist of both the combined results of the technical, engineering and enterprise IT services businesses of former Parent through the Distribution Date and the Company’s consolidated results subsequent to the Distribution Date. The Company’s unaudited condensed consolidated and combined balance sheet at November 1, 2013 consists of the Company’s consolidated balances.

References to “financial statements” refer to the unaudited condensed consolidated and combined financial statements of the Company, which include the statements of income and comprehensive income, balance sheets, statement of equity and statements of cash flows.

These financial statements of the Company were prepared in accordance with accounting principles generally accepted in the United States (GAAP). All intercompany transactions and account balances within the Company have been eliminated. The accompanying financial information has been prepared by the Company pursuant to the rules and regulations of the SEC. Certain disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the combined financial statements and combined notes thereto included in the Company’s Registration Statement on Form 10.

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the unaudited financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. Estimates have been prepared by management on the basis of the most current and best available information at the time of estimation and actual results could differ from those estimates.

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and other amounts included in other current assets and current liabilities that meet the definition of a financial instrument approximate fair value because of the short-term nature of these amounts. The fair value of the Company’s outstanding debt obligations approximates its carrying value.

The financial statements are unaudited, but in the opinion of management include all adjustments, which consist of normal recurring adjustments, necessary for a fair presentation thereof. The interim financial results are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2014, or any future period.

Reporting Periods

Unless otherwise noted, references to fiscal years are to fiscal years ended January 31 (for fiscal 2013 and earlier periods), or fiscal years ended the Friday closest to January 31 (for fiscal 2014 and later periods). For fiscal 2013, the Company’s fiscal quarters ended on the last calendar day of each of April, July and October. Effective in fiscal 2014, the Company changed its fiscal year to a 52/53 week fiscal year ending on the Friday closest to January 31, with fiscal quarters typically consisting of 13 weeks. Fiscal 2014 began on February 1, 2013 and ends on January 31, 2014. The third quarter of fiscal 2014 ended on November 1, 2013. The Company does not believe that the change in its fiscal year has a material effect on the comparability of the periods presented.

Corporate Allocations

Pre-Separation. The statements of income and comprehensive income reflect allocations of general corporate expenses from former Parent including, but not limited to, costs associated with executive management, finance, legal, IT, human resources, employee benefits administration, treasury, risk management, procurement, and other shared services.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The allocations were made on a direct usage basis when identifiable, with the remainder allocated on the basis of costs incurred, headcount or other appropriate measures. Management of the Company considers these allocations to be a reasonable reflection of the utilization of services by, or the benefits provided to the Company. The allocations may not, however, reflect the expense the Company would have incurred as a stand-alone company prior to the separation. Actual costs that may have been incurred if the Company had been a stand-alone company would depend on a number of factors, including the chosen organizational structure, what functions were outsourced or performed by employees and strategic decisions made in areas such as IT and infrastructure.

The balance sheet of the Company as of January 31, 2013 includes former Parent assets and liabilities that are specifically identifiable or otherwise attributable to the Company. Former Parent’s cash, excluding a minor balance specifically attributable to the Company, has not been assigned to the Company for any of the periods prior to separation because those cash balances are not directly attributable to the Company nor did the Company have a contractual right to acquire that cash in connection with the separation. At separation, former Parent transferred $26 million in cash to the Company, which represents cash generated by the operations of the Company during the period from the initial target separation date to the actual separation date. Former Parent’s senior unsecured notes, and the related interest expense, have not been attributed to the Company for any of the periods presented because former Parent’s borrowings and the related guarantees on such borrowings are not directly attributable to the combined businesses that comprise the Company. The Company did not assume any of former Parent’s borrowings or the related guarantees upon completion of the separation.

Former Parent has historically used a centralized approach to cash management and financing of its operations. Transactions between the Company and former Parent are considered to be effectively settled for cash at the time the transaction is recorded. The net effect of these transactions is included in the statements of cash flows as Net transfers to former Parent.

Post-Separation. Following the separation from former Parent, the Company performs functions that were previously performed by former Parent using internal resources and purchased services, some of which may be provided by former Parent during a transitional period pursuant to the Master Transition Services Agreement.

Receivables

The Company’s accounts receivable include unbilled receivables, which consist of costs and fees billable upon contract completion or the occurrence of a specified event, substantially all of which is expected to be billed and collected within one year. Unbilled receivables are stated at estimated realizable value. Since the Company’s receivables are primarily with the U.S. Government, the Company does not have a material credit risk exposure. Contract retentions are billed when the Company has negotiated final indirect rates with the U.S. Government and, once billed, are subject to audit and approval by government representatives. Based on the Company’s historical experience, the majority of retention balances are expected to be collected beyond one year and uncollectible retention balances have not been significant. Contract claims are anticipated additional costs incurred but not provided for in the executed contract price that the Company seeks to recover from the customer. Such costs are expensed as incurred. Additional revenue related to contract claims is recognized when the amounts are awarded by the customer.

Goodwill and Intangible Assets

The Company evaluates goodwill for potential impairment annually at the beginning of the fourth quarter, or whenever events or circumstances indicate that the carrying value of goodwill may not be recoverable. The goodwill impairment test is a two-step process performed at the reporting unit level. The Company’s reporting units are its two operating segments, technical and engineering services and enterprise IT. The first step consists of estimating the fair values of each of the reporting units based on a market approach. Fair value computed using this method is determined using a number of factors, including projected future operating results and business plans, economic projections, anticipated future cash flows, comparable market data based on industry grouping, and the cost of capital. The estimated fair values are compared with the carrying values of the reporting units. If the fair value is less than the carrying value of a reporting unit, which includes the allocated goodwill, a second step is performed to compute the amount of the impairment by determining an implied fair value of goodwill. The implied fair value of goodwill is the residual fair value derived by deducting the fair value of a reporting unit’s identifiable assets and liabilities from its estimated fair value calculated in the first step. The impairment expense represents the excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of the reporting unit’s goodwill.

The Company faces uncertainty in its business environment due to the substantial fiscal and economic challenges facing the U.S. Government, its primary customer. Adverse changes, such as the manner in which budget cuts are implemented, including sequestration, and issues related to the nation’s debt ceiling, could negatively impact the Company’s expected future operating results and result in an impairment of goodwill.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

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

Former Parent Company Investment

Former Parent company investment represents former Parent’s historical investment in the Company, the net effect of cost allocations from transactions with former Parent, net transfers of cash and assets between the Company and former Parent and the Company’s accumulated earnings. See Note 4 – Related Party Transactions and Parent Company Investment for a further description of the transactions between the Company and former Parent.

Separation Transaction and Restructuring Expenses

For the periods presented, separation transaction and restructuring expenses were as follows:

	Three Months Ended		Nine Months Ended
	November 1, 2013	October 31, 2012	November 1, 2013	October 31, 2012
	(in millions)
Strategic advisory services	$3	$7	$15	$11
Investment banking services	9	3	9	3
Legal and accounting services	2	1	10	1
Severance costs	2	—	4	—
Lease termination and facility consolidation expenses	7	—	19	—
Separation transaction and restructuring expense	$23	$11	$57	$15

In connection with the separation transaction, the Company obtained strategic advisory services, investment banking services, and legal and accounting services. The Company also reduced headcount in preparation for the separation, which resulted in severance costs. As of November 1, 2013 the Company has expensed substantially all costs associated with announced severance plans. Also, the Company took actions to reduce its real estate footprint by vacating facilities that were not necessary for its future requirements, which resulted in lease termination and facility consolidation expenses.

Stock-Based Compensation

The Company issues stock-based awards, including stock options and vesting stock awards, as compensation to employees and directors. These awards are accounted for as equity awards. The Company recognizes stock-based compensation expense net of estimated forfeitures on a straight-line basis over the underlying award’s requisite service period, as measured using the award’s grant date fair value. The Company estimates forfeitures using former Parent’s historical data. As discussed in Note 5 – Stock-Based Compensation, at separation all former Parent stock-based awards held by Company employees were converted into awards of the stock-based compensation plans sponsored by the Company.

Derivative Instruments Designated as Cash flow Hedges

The Company uses fixed interest rate swaps to manage risks associated with interest rate fluctuations on its floating rate debt. The Company is party to fixed interest rate swap instruments that have been designated and accounted for as cash flow hedges. Derivative instruments are recorded on the consolidated balance sheet at fair value. Unrealized gains and losses on derivatives designated as cash flow hedges are reported in other comprehensive (loss) income and reclassified to earnings in a manner that matches the timing of the earnings impact of the hedged transactions. The ineffective portion of all hedges, if any, is recognized immediately in earnings.

The Company’s fixed interest rate swaps are considered over-the-counter derivatives, and fair value is calculated using a standard pricing model for interest rate swaps with contractual terms for maturities, amortization and interest rates. Level 2, or market observable inputs, such as yield and credit curves are used within the standard pricing models in order to determine fair value. The fair value is an estimate of the amount that the Company would pay or receive as of a measurement date, if the agreements were transferred to a third party or cancelled.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Changes in Estimates on Contracts

Changes in estimates related to contracts accounted for using the cost-to-cost percentage of completion method of accounting are recognized in the period in which such changes are made for the inception-to-date effect of the changes. Changes in these estimates can routinely occur over the contract performance period for a variety of reasons, including changes in contract scope, changes in contract cost estimates due to unanticipated cost growth or retirements of risk for amounts different than estimated, and changes in estimated incentive or award fees. Aggregate changes in contract estimates increased operating income by $1 million for the three months ended November 1, 2013, reduced operating income by $7 million for the nine months ended November 1, 2013, and increased operating income by $2 million for the three months ended October 31, 2012. There was no impact to operating income for the nine months ended October 31, 2012.

Accounting Standards Updates Issued But Not Yet Adopted

Accounting standards and updates issued but not effective for the Company until after November 1, 2013, are not expected to have a material effect on the Company’s financial position or results of operations.

Note 2—Earnings Per Share (EPS):

Basic EPS is computed by dividing income by the basic weighted average number of shares outstanding. Diluted EPS is computed similarly to basic EPS, except the weighted average number of shares outstanding is increased to include the dilutive effect of outstanding stock options and other stock-based awards.

For periods prior to the separation, basic and diluted EPS were calculated using 49 million shares of the Company’s common stock that were distributed to former Parent shareholders upon separation. The weighted average number of shares outstanding for diluted EPS for the periods prior to separation also include 1 million of diluted common share equivalents for stock options and other stock-based awards (consistent with the number calculated for the quarter ended November 1, 2013) as these stock-based awards were previously issued by former Parent and outstanding at the time of separation and were assumed by the Company following the separation.

A reconciliation of the weighted average number of shares outstanding used to compute basic and diluted EPS for the periods presented was as follows:

	Three Months Ended		Nine Months Ended
	November 1, 2013	October 31, 2012	November 1, 2013	October 31, 2012
	(in millions)
Basic weighted average number of shares outstanding	49	49	49	49
Dilutive common share equivalents—stock options and other stock-based awards	1	1	1	1
Diluted weighted average number of shares outstanding	50	50	50	50

The following stock-based awards were excluded from the weighted average number of shares outstanding used to compute diluted EPS for the periods presented:

	Three Months Ended		Nine Months Ended
	November 1, 2013	October 31, 2012	November 1, 2013	October 31, 2012
	(in millions)
Antidilutive stock options excluded	2	2	2	2

Note 3—Goodwill and Intangible Assets:

Goodwill had a carrying value of $379 million as of the balance sheet dates and there were no acquisitions or impairments of goodwill during the periods presented.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Intangible assets, all of which were finite-lived, consisted of the following:

	November 1, 2013			January 31, 2013
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
	(in millions)
Intangible assets:
Customer relationships	$21	$18	$3	$21	$16	$5
Software technology	25	24	1	25	24	1
Total intangible assets	$46	$42	$4	$46	$40	$6

Amortization expense related to intangible assets was $1 million and $2 million for the three and nine months ended November 1, 2013, respectively and $1 million and $2 million for the three and nine months ended October 31, 2012, respectively. There were no intangible asset impairment losses during the nine months ended November 1, 2013 or for the nine months ended October 31, 2012.

The estimated annual amortization expense related to intangible assets as of November 1, 2013 was as follows:

Fiscal Year Ending
(in millions)
2015	$2
2016	1
2017	1
$4

Actual amortization expense in future periods could differ from these estimates as a result of future acquisitions, divestitures, impairments and other factors.

Note 4—Related Party Transactions and Parent Company Investment:

Pre-Separation

Allocation of Corporate Expenses. The statements of income and comprehensive income for the three and nine months ended October 31, 2012 and through September 27, 2013, the date of the separation, reflect an allocation of general corporate expenses from former Parent. These costs are allocated to the Company systematically utilizing a direct usage basis when identifiable, with the remainder allocated on the basis of costs incurred, headcount or other appropriate measures.

Allocations for general corporate expenses, including management costs and corporate support services provided to the Company totaled $23 million and $104 million for the three and nine months ended November 1, 2013, respectively, and $58 million and $130 million for the three and nine months ended October 31, 2012, respectively. These amounts include costs for executive management, finance, legal, IT, human resources, employee benefits administration, treasury, risk management, procurement and other shared services.

Revenues and Cost of Revenues Performed by former Parent. The Company historically was a party to customer transactions in which the services were partially performed by former Parent. These transactions were recorded at zero margin to reflect that no profit will be charged to the customer for work performed by former Parent and are presented separately in the statements of income and comprehensive income.

Net Transfers of Plant, Property, and Equipment from former Parent. In connection with the separation, former Parent transferred to the Company certain equipment necessary to operate its internal IT systems.

Post-Separation

Allocation of Corporate Expenses. In connection with the separation, the Company entered into the Master Transition Services Agreement with former Parent, under which both parties will provide certain services for a limited time to ensure an orderly transition following the separation. The Company performs functions that were previously performed by former Parent using internal resources and purchased services, some of which may be provided by former Parent during a transitional period pursuant to the Master Transition Services Agreement. Subsequent to separation, the Company provided certain IT and telecommunications services to former Parent in the amount of $1 million for the period ended November 1, 2013.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Revenues and Cost of Revenues Performed by former Parent. The Company will continue to be a party to customer transactions in which the services are partially performed by former Parent. As the Company will not charge additional profit to the customer for work performed by former Parent, these transactions are recorded at revenue equal to cost and are presented separately in the statements of income and comprehensive income.

Dividend to former Parent. In connection with the separation, the Company paid a cash dividend to former Parent in the amount of $295 million.

Capital Contribution from former Parent. In connection with the separation, former Parent made a capital contribution to the Company in the amount of $26 million.

Net Transfers to Former Parent

A reconciliation of Net transfers to former Parent in the condensed consolidated and combined statement of equity to the corresponding amount presented on the condensed consolidated and combined statements of cash flows for the period presented is as follows:

Nine Months Ended
November 1, 2013
(in millions)
Net transfers to former Parent per statement of equity	($59)
Stock-based compensation	(22)
Net transfers of property, plant and equipment from former Parent	(22)
Total Net transfers to former Parent per statements of cash flows	($103)

Note 5—Stock-Based Compensation:

2013 Equity Incentive Plan. In connection with the separation, the Company adopted the following stock-based compensation plans: the “2013 Equity Incentive Plan,” the “Management Compensation Plan,” the “Stock Compensation Plan,” and the “Employee Stock Purchase Plan” (ESPP) or referred to together as the “Plans.” The Plans permit the Company to grant stock options, vesting stock awards and performance-based stock awards to employees and directors.

At separation, all unvested stock awards and all outstanding stock options held by the Company’s employees and directors under the former Parent’s Plans converted into awards under the Company’s Plans (referred to as “separation adjustments” in the activity tables below). This conversion was designed to maintain the same intrinsic value of the awards immediately before and after the separation. The converted awards have substantially the same terms and conditions as immediately before the separation under the former Parent’s Plans. Unrecognized compensation expense as of the separation date related to the converted awards will be recognized by the Company over the remaining vesting periods of the awards.

Stock-Based Compensation. Prior to the separation, certain Company employees and directors participated in stock-based compensation plans sponsored by former Parent that were denominated in former Parent’s common shares. Since the Company’s employees directly benefited from participation in these plans and former Parent’s corporate employees receiving such awards provided management and corporate support services to the Company, stock-based compensation expense was allocated to the Company in accordance with former Parent’s disclosure statements under U.S. Government Cost Accounting Standards or another systematic basis.

The following table summarizes stock-based compensation expense recognized during the three and nine month periods ended November 1, 2013 and October 31, 2012:

	Three Months Ended		Nine Months Ended
	November 1, 2013	October 31, 2012	November 1, 2013	October 31, 2012
	(in millions)
Stock-based compensation expense:
Stock options	$1	$1	$3	$4
Vesting stock awards	9	6	22	21
Total stock-based compensation expense	$10	$7	$25	$25

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Stock Options. Stock options generally vest over a four year graded vesting schedule and have a seven year term. Stock options are granted with their exercise price equal to the fair market value of common stock on the date of grant, except for those options outstanding as of September 27, 2013, for which the exercise prices (and number of stock options) were adjusted for the conversion at separation.

Stock option activity for the Company’s employees during the nine months ended November 1, 2013 was as follows:

	Shares of stocks under stock options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
	(in millions)		(in years)	(in millions)
Outstanding at January 31, 2013 (a)	3.6	$16.95	2.8	$—
Options granted (a)	1.8	13.59
Options forfeited or expired (a)	(1.3)	18.50
Transfers from Parent, net (a)(b)	3.0	16.01
Special dividend adjustment (a)	0.4	—
Outstanding at September 27, 2013 (a)	7.5	14.46
Separation adjustment	(4.1)	—
Post-separation options granted	0.1	33.69
Outstanding at November 1, 2013	3.5	31.87	4.1	$14
Exercisable at November 1, 2013	1.3	35.30	2.0	$2

(a)	Amounts disclosed as of and for the periods ended prior to September 27, 2013 are denominated in former Parent common shares and represent the Company’s employees participation in the former Parent’s plans prior to separation.

(b)	Transfers from Parent, net represent the awards of those employees that transferred between the Company and former Parent prior to the separation.

The fair value of stock option awards granted prior to the separation under the former Parent’s Plan were valued using the Black-Scholes option-pricing model based on the following assumptions:

Expected Term—The expected term is derived from former Parent’s historical experience.

Expected Volatility—The expected volatility is based on an average of the historical volatility of former Parent’s common stock and the implied volatility from traded options on former Parent’s common stock.

Risk-Free Interest Rate—The risk-free interest rate is based on the yield curve of a zero-coupon U.S. Treasury bond with a maturity equal to the expected term of the stock option on the date of grant.

Dividend Yield—The dividend yield is based on former Parent’s historical dividend yield level.

The fair value of stock option awards granted subsequent to the separation under the Company’s Plan were valued using the Black-Scholes option-pricing model based on the following assumptions:

Expected Term—The expected term is calculated using the SEC “simplified method” as the midpoint between the vesting term and contractual term.

Expected Volatility—The expected volatility is based on a leverage-adjusted daily average volatility of its peer group companies over a period consistent with the expected term. Peer group companies were selected from companies within SAIC’s industry that most closely match the Company’s business, including size, capital structure, and customer base.

Risk-Free Interest Rate—The risk-free interest rate is based on the yield curve of a zero-coupon U.S. Treasury bond with a maturity equal to the expected term of the stock option on the date of grant.

Dividend Yield—The dividend yield assumed over the expected term of the option is based on the announced dividend as of the grant date and the three month average stock price as of the grant date (to the extent available).

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The weighted average grant-date fair value and assumptions used to determine the fair value of stock options granted for the periods presented were as follows:

	Nine Months Ended
	November 1, 2013	October 31, 2012
Weighted average grant-date fair value (a)(b)	$4.12	$3.71
Expected term (in years)	5.0	5.0
Expected volatility	25.5%	24.5%
Risk-free interest rate	0.9%	1.0%
Dividend yield	3.8%	3.7%

(a)	The weighted average grant date fair values of stock options granted by former Parent prior to June 12, 2013, were adjusted to reflect former Parent’s stock option modification for the $1.00 special dividend. The modification decreased the per share grant date fair value but increased the number of stock options held by the option-holder to preserve the value of the options immediately before and after the $1.00 special dividend. There was no incremental compensation expense resulting from this modification.

(b)	The weighted average grant date fair values of stock options granted by former Parent prior to the separation date were adjusted for the separation conversion on September 27, 2013.

Vesting Stock Awards.

Vesting stock award activity for the nine months ended November 1, 2013 was as follows:

	Shares of stock under stock awards	Weighted average grant-date fair value
	(in millions)
Unvested stock awards at January 31, 2013 (a)	3.7	$15.32
Awards granted (a)	3.1	13.62
Awards forfeited (a)	(0.4)	14.88
Awards vested (a)	(1.3)	16.19
Transfers from Parent, net (a)(b)	0.8	14.98
Unvested stock awards at September 27, 2013 (a)	5.9	14.46
Separation adjustment	(3.1)
Post-separation awards granted	0.3	33.78
Unvested stock awards at November 1, 2013	3.1	31.09

(a)	Amounts disclosed as of and for the periods ended prior to September 27, 2013 are denominated in former Parent common shares and represent the Company’s employees participation in the former Parent’s plans prior to separation.

(b)	Transfers from Parent, net represent the awards of those employees that transferred between the Company and former Parent prior to the separation.

Note 6—Income Taxes:

Pre-Separation. The Company’s operations have historically been included in former Parent’s U.S. federal and state income tax returns and all income taxes have been paid by former Parent. Income taxes are presented in these financial statements on a separate tax return basis as if the Company filed its own tax returns. Income tax liabilities through the date of separation are assumed to be immediately settled with former Parent against the former Parent company investment account.

Post-Separation. Subsequent to the separation, the Company will file income tax returns in the federal, state, local, and foreign jurisdictions as a separate public company and is subject to routine compliance reviews by the Internal Revenue Service (IRS) and other taxing authorities.

At November 1, 2013, the Company had uncertain tax positions of $24 million, all of which are netted against the related current deferred tax assets. While the Company believes it has adequate accruals for uncertain tax positions, the tax authorities may determine that the Company owes taxes in excess of recorded accruals, or the recorded accruals may be in excess of the final settlement amounts agreed to by tax authorities.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Provision for income taxes as a percentage of income before income taxes was 35.5 percent for the nine months ended November 1, 2013 and 36.8 percent for the nine months ended October 31, 2012. Tax rates for both periods are lower than the combined federal and state statutory rates due to research and developmental tax credits, tax deductibility of dividends paid on shares held by retirement plans (employee stock ownership plans) and other permanent book versus tax differences.

Note 7—Debt Obligations:

The Company’s long-term debt consisted of the following:

	Stated & effective interest rate	November 1, 2013	January 31, 2013
		(in millions)
Term Credit Facility	1.94%	$500	$0
Capital leases and other notes payable due on various dates through fiscal 2016	0.00%	2	3
Total Long-term Debt and Capital Lease Obligations		$502	$3
Less current portion		7	2
Total Long-term Debt and Capital Lease Obligations, net of current portion		$495	$1

The fair value of the Company’s outstanding long-term debt obligations approximates their carrying value.

Credit Facilities. On June 27, 2013, the Company entered into a $700 million credit agreement (the “Credit Agreement”) among the Company, as borrower, former Parent, as guarantor and Citibank, N.A. (“Citibank”), as administrative agent. The Credit Agreement consists of (i) a five-year unsecured revolving credit facility in an initial aggregate borrowing capacity of $200 million (the “Revolving Credit Facility”) and (ii) a five-year unsecured term facility with an initial aggregate principal amount of $500 million (the “Term Loan Facility” and, together with the Revolving Credit Facility, the “Credit Facilities”). Borrowings under the Credit Facilities will bear interest at a variable rate of interest based on 1-month LIBOR (or, in the case of borrowings in euro, EURIBOR) or Citibank’s base rate. Interest rate margins with respect to borrowings under the Credit Agreement range from 1.50% to 2.75% for LIBOR or EURIBOR loans and 0.50% to 1.75%, for base rate loans. The Company also pays a commitment fee with respect to undrawn amounts under the Revolving Credit Facility ranging from 0.25% to 0.50%. The margin and commitment fees will vary based on the Company’s leverage ratio.

On September 26, 2013 the Company met the conditions precedent to borrow funds under the Term Loan Facility and drew $500 million. A portion of the borrowings were used to pay a cash dividend to former Parent in the amount of $295 million. The Revolving Credit Facility capacity is available to the Company but no draws have been made.

The Term Loan Facility will amortize beginning at 1.25% of the borrowed amount on October 31, 2014, with additional quarterly amortization payments increasing up to 2.50% on October 31, 2016. Borrowings under the Credit Facilities must be repaid in full on September 26, 2018.

The Company incurred debt issuance costs of approximately $5 million, which were allocated to each debt facility based on their relative borrowing capacity. Debt issuance costs allocated to the Revolving Credit Facility are amortized through interest expense on a straight-line basis over the five year access period. Debt issuance costs allocated to the Term Loan Facility are amortized using the effective interest rate method over the life of the Term Loan Facility.

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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

As of November 1, 2013, the Company was in compliance with the covenants under the Credit Facilities.

Note 8—Derivative Instruments:

On September 26, 2013, in accordance with the Company’s risk management objectives, the Company entered into fixed interest rate swap agreements that aggregate to the same notional amount and tenor as the Term Loan Facility. These instruments are used to hedge the variability in interest payment cash flows caused by changes in the 1 month LIBOR benchmark interest rate on the floating rate Term Loan Facility and are accounted for as cash flow hedges. Under the swap agreements, the Company pays a fixed rate of 1.41% and the counterparties to the agreement pay a floating interest rate based on 1 month LIBOR, for which measurement and settlement is performed monthly. The counterparties to these agreements are financial institutions.

As of November 1, 2013, the fair value of the fixed interest rate swaps was $3 million, which is included in accounts payable and accrued liabilities. The effective portion of the unrealized change in fair value of these cash flow hedges for the three and nine months ended November 1, 2013 was a loss of $2 million, net of tax benefit, which was reported in other comprehensive loss, net of tax. There was no ineffectiveness for the period.

Note 9—Business Segment Information:

The Company defines its operating segments based on the way the chief operating decision maker, currently its chief executive officer, manages the operations of the Company for purposes of allocating resources and assessing performance. The Company has two operating segments, technical and engineering services and enterprise IT, that are aggregated into one reporting segment because they have similar economic characteristics and meet the other aggregation criteria within the accounting standard on segment reporting, including similarities in the nature of the services provided, methods of service delivery, customers served and the regulatory environment in which they operate.

Substantially all of the Company’s revenues and tangible long-lived assets are generated by or owned by entities located in the United States. As such, financial information by geographic location is not presented. The Company’s total revenues are largely attributable to prime contracts with the U.S. Government or to subcontracts with other contractors engaged in work for the U.S. Government.

Note 10—Legal Proceedings:

Timekeeping Contract with City of New York

In March 2012, in connection with the resolution of certain investigations related to an automated time and attendance and workforce management system (CityTime) that former Parent developed and implemented for certain New York City agencies, former Parent entered into a three year deferred prosecution agreement (DPA) with the U.S. Attorney’s Office for the Southern District of New York. Under the terms of the DPA, the U.S. Attorney’s Office deferred prosecution of a single criminal count against former Parent, and will dismiss the criminal count at the end of a three year period if former Parent complies with the terms of the DPA. Under the DPA, former Parent agreed, among other things, to retain an independent monitor who will report periodically to the U.S. Attorney’s Office and who will have broad authority to monitor and make recommendations on a number of former Parent’s policies and practices. The Company is not subject to the criminal count and the agreement to defer prosecution under the DPA. However, the Company will comply with applicable provisions of the DPA, including retaining an independent monitor and related reporting obligations.

On August 21, 2012, former Parent entered into an administrative agreement with the U.S. Army on behalf of all agencies of the U.S. Government that confirms its continuing eligibility to enter into and perform contracts with the U.S. Government. Under the terms of the administrative agreement, former Parent has agreed, among other things, to maintain a contractor responsibility program having the specific elements described in the administrative agreement, including retaining a monitor and providing certain reports to the Army. The administrative agreement will continue in effect for five years, provided that former Parent may request earlier termination following completion of three years. The Company notified the U.S. Army that it will comply with the obligations set forth in the administrative agreement following the separation. These obligations include retaining an independent monitor and maintaining a similar contractor responsibility program.

Other

The Company is also involved in various claims and lawsuits arising in the normal conduct of its business, none of which, in the opinion of the Company’s management, based upon current information, will likely have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Note 11—Other Commitments and Contingencies:

Government Investigations

The Company is routinely subject to investigations and reviews relating to compliance with various laws and regulations with respect to its role as a contractor to federal, state and local government customers and in connection with performing services in countries outside of the United States. Adverse findings in these investigations or reviews can lead to criminal, civil or administrative proceedings, and the Company could face penalties, fines, compensatory damages and suspension or debarment from doing business with governmental agencies. Adverse findings could also have a material adverse effect on the Company’s business, consolidated financial position, results of operations and cash flows due to its reliance on government contracts.

U.S. Regulatory Investigations and Reviews

U.S. Government agencies, including the Defense Contract Audit Agency (DCAA), Defense Contract Management Agency (DCMA) and others, routinely audit and review a contractor’s performance on government contracts, indirect rates and pricing practices, and compliance with applicable contracting and procurement laws, regulations and standards. They also review the adequacy of the contractor’s compliance with government standards for its business systems, including a contractor’s accounting system, earned value management system, estimating system, materials management system, property management system and purchasing system. A finding of significant control deficiencies in a contractor’s business systems or a finding of noncompliance with U.S. Government Cost Accounting Standards can result in decremented billing rates to U.S. Government customers until the control deficiencies are corrected and their remediation is accepted by the DCMA.

Pursuant to the Distribution Agreement with former Parent and upon the separation date, the former Parent’s recorded liability of $45 million was allocated to the Company in the amount of $18 million and former Parent in the amount of $27 million. This liability represents estimated net amounts to be refunded to customers for potential adjustments for indirect cost audits for fiscal 2006 through 2013. Subsequent to the separation date, any amounts owed in addition to the $45 million liability for periods prior to the separation date will be allocated to former Parent and the Company in proportions determined in accordance with the Distribution Agreement. As of November 1, 2013, the Company has recorded a liability of $18 million for its current best estimate of net amounts to be refunded to customers for potential adjustments from such audits or reviews of contract costs.

Letters of Credit and Surety Bonds

The Company has outstanding letters of credit of $6 million as of November 1, 2013, principally related to guarantees on insurance policies. The Company also has outstanding surety bonds in the amount of $17 million, principally related to performance and payment bonds on the Company’s contracts.

Note 12—Subsequent Events:

Cash Dividend

On December 4, 2013, the Company’s Board of Directors declared a cash dividend of $0.28 per share of the Company’s common stock payable on January 30, 2014 to stockholders of record on January 15, 2014.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations and quantitative and qualitative disclosures about market risk should be read in conjunction with our unaudited condensed consolidated and combined financial statements and the related notes. The financial information discussed below and included elsewhere in this Quarterly Report on Form 10-Q may not necessarily reflect what our financial condition, results of operations or cash flow would have been had we been a stand-alone company during the periods presented or what our financial condition, results of operations and cash flows may be in the future.

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

We use the terms “Company,” “we,” “us” and “our” to refer to both (1) Science Applications International Corporation and its consolidated subsidiaries for time periods after the separation and (2) the technical, engineering and enterprise IT services businesses of former Parent, which were contributed to Science Applications International Corporation as part of the separation, for time periods prior to the separation. References herein to “former Parent” refer to Leidos Holdings, Inc. (formerly SAIC, Inc.), collectively with its consolidated subsidiaries.

Unless otherwise noted, references to fiscal years are to fiscal years ended January 31 (for fiscal 2013 and earlier periods) or fiscal years ending the Friday closest to January 31 (for fiscal 2014 and later periods). For example, we refer to the fiscal year ending January 31, 2014 as “fiscal 2014.” Effective in fiscal 2014, we changed our fiscal year to a 52/53 week fiscal year ending on the Friday closest to January 31, with fiscal quarters typically consisting of 13 weeks and ending on the Friday closest to April 30, July 31, and October 31.

Overview

We are a leading provider of technical, engineering and enterprise IT services to the U.S. Government. We deliver to the Department of Defense (DoD) and federal civilian agencies systems engineering and integration offerings for large, complex government projects and offer a broad range of services with a targeted emphasis on higher-end, differentiated technology services.

We operate in two operating segments that provide comprehensive service offerings across our entire customer base. Our technical and engineering offerings include engineering and maintenance of ground and maritime systems, logistics, training and simulation, as well as operation and program support services. Our enterprise IT offerings include end-to-end enterprise IT services, which span the design, development, integration, deployment, management and operations, sustainment and security of our customers’ entire IT infrastructure. These segments have been aggregated into one reporting segment for financial reporting purposes. Substantially all of our revenues and tangible long-lived assets are generated by or owned by entities located in the United States.

The separation from former Parent was completed on September 27, 2013. Prior to separation, the financial information discussed below and included elsewhere in this Quarterly Report on Form 10-Q may not necessarily reflect what our financial condition, results of operations or cash flow would have been had we been a stand-alone company during the periods presented or what our financial condition, results of operations and cash flows may be in the future. Subsequent to separation, we are incurring additional costs to be able to function as an independent, publicly traded company, including additional costs related to IT.

Executive Summary

Revenue for the quarter was $1.0 billion, a decrease of $206 million compared to the corresponding period in fiscal 2013. The change was driven primarily by a large program ramp down, reduction in overseas contingency operations, and reduced and delayed customer awards resulting from the current U.S. Government budget pressures.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Operating income for the third quarter was $37 million, reflecting a decrease of $36 million compared to the corresponding period in fiscal 2013. The change was driven primarily by higher separation transaction and restructuring costs and lower revenue base.

Additional highlights included the following:

•	Total backlog (funded and unfunded) was $7.3 billion.

•	Net bookings were approximately $1.5 billion for the quarter as compared to $1.6 billion in the corresponding period last year.

•

In connection with the separation, we obtained a $500 million term loan which provided our initial cash balance as well as enabled us to pay a $295 million distribution to former Parent prior to separation.

Economic Opportunities, Challenges, and Risks

In fiscal 2013, we generated 95 percent of our total revenues from contracts with the U.S. Government and 73 percent of our total revenues from contracts with the DoD, including subcontracts where the U.S. Government or the DoD, respectively, is the ultimate purchaser. Our business performance is affected by the overall level of U.S. Government spending (especially defense spending) and the alignment of our offerings and capabilities with the budget priorities of the U.S. Government. While we believe that national security, including defense, will continue to be a priority, the U.S. Government budget deficit and the national U.S. debt has created pressure to examine and reduce spending across all federal agencies. Baseline spending for the DoD for the next 10 years has been reduced and there may be further reductions. Adverse changes in fiscal and economic conditions, such as the manner in which spending reductions are implemented, including sequestration, future government shutdowns, and issues related to the nation’s debt ceiling, could materially impact our business.

Trends in the U.S. Government contracting process, including a shift towards multiple-award contracts (in which certain contractors are preapproved using Indefinite Delivery / Indefinite Quantity (IDIQ) and General Services Administration (GSA) contract vehicles) and awarding contracts on a low price, technically acceptable basis, have increased competition for U.S. Government contracts. The U.S. Government has increasingly relied on contracts that are subject to a competitive bidding process, including IDIQ, GSA Schedule and other multi-award contracts, which has resulted in greater competition and increased pricing pressure. We expect that a majority of the business that we seek in the foreseeable future will be awarded through a competitive bidding process. For example, during fiscal 2013 we were not awarded the successor contract to the DISN Global Solutions (DGS) program with DISA. Additionally, since 2011, Organizational Conflicts of Interest (OCI) rules have become more restrictive, leading to greater fragmentation of the industry.

Despite the budget and competitive pressures impacting the industry, we believe we are well-positioned to expand customer penetration and benefit from opportunities that we have not previously pursued. Our scale, size and prime contractor leadership position are expected to help differentiate us from our competitors, especially on large contracts. We believe our long-term, trusted customer relationships and deep technical expertise provide us with the sophistication to handle mission-critical contracts. Our current competitive cost structure as well as our strategy to further lower our total delivery cost by centralizing strategic sourcing and developing repeatable offerings are expected to allow us to compete effectively on price in the evolving environment. Additionally, due to the separation and the resulting removal of many OCI restrictions, we believe we have enhanced our ability to expand market share with our existing customers and pursue new growth opportunities.

Results of Operations

The primary financial performance measures we use to manage our business and monitor results of operations are revenue, operating income, and cash flows from operations. The following table summarizes our results of operations for the periods presented:

	Three Months Ended			Nine Months Ended
	November 1, 2013	Percent change	October 31, 2012	November 1, 2013	Percent change	October 31, 2012
	(dollars in millions)
Revenues	$1,007	(17%)	$1,213	$3,180	(12%)	$3,626
Cost of revenues	925	(16%)	1,101	2,927	(11%)	3,307
Selling, general and administrative expenses	22	(21%)	28	69	(18%)	84
Separation transaction and restructuring expenses	23	109%	11	57	280%	15
Operating income	37	(49%)	73	127	(42%)	220
As a percentage of revenues	3.7%		6.0%	4.0%		6.1%

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

We classify indirect costs charged to our contracts as overhead (included in cost of revenues) and general and administrative expenses in the same manner as such costs are defined in our disclosure statements under U.S. Government Cost Accounting Standards.

Revenues. Revenues decreased $206 million, or 17 percent, for the three months ended November 1, 2013 as compared to the three months ended October 31, 2012. Revenue contraction was primarily due to the ramp down of the DGS program ($82 million), reduced activity on IT and logistics programs impacted by in-theatre force drawdown ($42 million), lower funding levels for material and subcontracts on Navy contract vehicles ($42 million), and the impact of one less productive day as compared to the prior year period ($16 million). The remainder of the decline was driven by slower U.S. Government contract awards resulting from budget pressures.

Revenues decreased $446 million, or 12 percent, for the nine months ended November 1, 2013 as compared to the nine months ended October 31, 2012, primarily due to the ramp down of the DGS program ($225 million), reduced activity on IT and logistics programs impacted by in-theatre force drawdown ($96 million), and lower funding levels for material and subcontracts on Navy contract vehicles ($94 million). The remainder of the decline was driven by slower U.S. Government contract awards resulting from budget pressures.

Operating Income. Operating income decreased by $36 million to 3.7 percent of revenue for the three months ended November 1, 2013 from 6.0 percent of revenue for the three months ended October 31, 2012, due to lower revenue volume ($15 million), increased separation transaction and restructuring costs ($12 million), the impact of higher indirect costs due to the government shutdown ($4 million), and the ramp down of the DGS program which had relatively higher profit margins ($4 million).

Operating income decreased by $93 million to 4.0 percent of revenue for the nine months ended November 1, 2013 from 6.1 percent of revenue for the nine months ended October 31, 2012, due to increased separation transaction and restructuring costs ($42 million), decreased operating income on lower revenue volume ($29 million), lower revenues on relatively higher profit margin contracts such as DGS ($11 million), an increase in unfavorable changes in estimates on contracts accounted for under the percentage of completion revenue recognition method ($7 million), costs to establish our IT infrastructure ($6 million), and the impact of higher indirect costs due to the government shutdown ($4 million).

Other Key Performance Measures

In addition to the primary financial performance measures discussed above, we also believe that bookings and backlog are useful measures for management and investors to evaluate our potential future revenues. In addition, we consider measures such as contract types and revenue mix to be useful tools for management and investors to evaluate our operating income and margin performance.

Bookings and Backlog. We had net bookings worth an estimated $1.5 billion and $2.8 billion during the three and nine months ended November 1, 2013, respectively. Net bookings represent the estimated amount of revenue to be earned in the future from funded and unfunded contract awards that were received during the period, net of any adjustments to previously awarded backlog amounts. We calculate net bookings as the period’s ending backlog plus the period’s revenues less the prior period’s ending backlog. Backlog represents the estimated amount of future revenues to be recognized under negotiated contracts as work is performed. Backlog related to future revenues to be performed by former Parent is included in the values presented below. We segregate our backlog into two categories as follows:

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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

The estimated value of our total backlog as of the dates presented was as follows:

	November 1, 2013	January 31, 2013
	(in millions)

Funded backlog	$1,989	$1,953
Negotiated unfunded backlog	5,329	5,811
Total backlog	$7,318	$7,764

Bookings and backlog fluctuate from period to period depending on the timing of contract awards, renewals, modifications and cancellations.

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

	Nine Months Ended
	November 1, 2013	October 31, 2012
Cost reimbursement	37%	38%
Time and materials (T&M) and fixed-price-level-of-effort (FP-LOE)	31%	29%
Firm-fixed-price (FFP)	32%	33%
Total	100%	100%

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

	Three Months Ended			Nine Months Ended
	November 1, 2013	Percent change	October 31, 2012	November 1, 2013	Percent change	October 31, 2012
	(dollars in millions)
Labor-related revenues	$448	(9%)	$493	$1,381	(9%)	$1,510
As a percentage of revenues	45%		40%	44%		41%
Subcontractor-related revenues	375	(8%)	408	1,186	(16%)	1,407
As a percentage of revenues	37%		34%	37%		39%
Materials-related revenues	184	(41%)	312	613	(14%)	709
As a percentage of revenues	18%		26%	19%		20%

Materials-related revenues decreased primarily on DGS and IT and logistics contracts affected by the in-theatre force drawdown for the three and nine months ended November 1, 2013 relative to the respective periods in the prior year.

Liquidity and Capital Resources

Current Liquidity. Our business has low capital intensity because we are primarily a services provider. We expect to fund our ongoing working capital, capital expenditures, commitments and other discretionary investments through cash flows from operations and, if needed, a Revolving Credit Facility. Our cash flows, prior to separation, reflect the cash that was swept to former Parent as part of the central cash management program. In connection with the separation, we raised indebtedness through our Term Loan Facility in the amount of $500 million, of which $295 million was used to fund a cash distribution to former Parent. We also have $200 million of additional funds available under our Revolving Credit Facility.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Future Liquidity. We anticipate that our future cash needs will be for working capital, capital expenditures, commitments and strategic investments. Our ability to fund these needs through cash flows from operations will depend, in part, on our ability to generate cash in the future, which depends on our future financial results, which are subject to general economic, financial, competitive, legislative and regulatory factors. Furthermore, our ability to forecast future cash flows is more limited because we do not have a recent operating history as a stand-alone company.

Our $500 million borrowing under the Term Loan Facility and, if used in the future, the Revolving Credit Facility, will incur interest at a variable rate. On September 26, 2013, in accordance with our risk management objectives, we entered into fixed rate swap agreements for the same notional amount and period as the Term Loan Facility. These instruments are used to hedge the variability in interest payment cash flows and are accounted for as a cash flow hedge. Under the swap agreements, we pay the fixed rate and the counterparties to the agreement pay a floating interest rate, for which measurement and settlement is performed monthly.

The Term Loan Facility will amortize beginning at 1.25% per fiscal quarter of the borrowed amount on October 31, 2014, with additional quarterly amortization payments increasing up to 2.50% on October 31, 2016 and thereafter. Borrowings under the Credit Facilities must be repaid in full on September 26, 2018.

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

Historical Cash Flow Trends

The following table summarizes cash flow information for the periods presented:

	Nine Months Ended
	November 1, 2013	October 31, 2012
	(in millions)
Total cash flows provided by operations	$58	$247
Total cash flows used in investing activities	(10)	(5)
Total cash flows provided by (used in) financing activities	108	(243)
Total (decrease) increase in cash and cash equivalents	$156	$(1)

Cash Provided by Operations. Cash flows provided by operations were $58 million for the nine months ended November 1, 2013, which was a decrease of $189 million as compared to the comparable prior year period. The decrease is due to lower net income, an increase in receivables and a reduction in accrued payroll and employee benefits. Receivables in the current year were impacted by the timing of invoice processing due to the government shutdown as well as anticipated billing delays resulting from the Company’s IT system shutdown related to the separation. The U.S. Government’s accelerated payment initiative encouraged agencies to pay contractors more timely and was discontinued at the end of the prior year, resulting in an increase, during 2013, in the average time to collect. As a result, days sales outstanding were 64 days for the nine months ended November 1, 2013 compared to 56 days for the same period in the prior year. Accrued payroll and employee benefits were lower in the current year because there were fewer accrued payroll days than during the prior year due to the change in reporting periods.

Cash Used in Investing Activities. Cash used in investing activities, principally consisted of expenditures for property, plant and equipment, which increased by $4 million in 2013 primarily due to the acquisition of assets necessary to operate as an independent company.

Cash Provided by (used in) Financing Activities.

Prior to the separation, cash used in financing activities primarily represented net transfers to former Parent. As former Parent has historically used a centralized approach to cash management and financing of its operations, the components of net transfers to former Parent include cash transfers from us to former Parent and payments by former Parent to settle our obligations. These transactions were considered to be effectively settled for cash at the time the transaction was recorded.

For 2013 and prior to separation, financing activities consisted of borrowings under the Term Loan Facility of $495 million (net of $5 million in deferred financing costs), payment of a dividend to former Parent of $295 million, receipt of a capital contribution from former Parent of $26 million as well as net transfers to former Parent using the centralized cash management approach for the portion of the quarter prior to separation.

Subsequent to separation, we paid $14 million in cash dividends to our stockholders.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements.

Contractual Obligations

The table provided below has been included as an update to the contractual obligations table included in our Information Statement. The contractual obligations table is being updated to add an obligation related to borrowings under the Term Credit Facility. The amounts provided in the following table are presented as of November 1, 2013.

	Payments due by period
	Total	Remainder of Fiscal 2014	1-3 years	3-5 years	Thereafter
	(in millions)
November 1, 2013:
Debt—Term Credit Facility (1)	$500	—	$75	$425	$—
Interest Payments (2)	$65	$2	$36	$27	$—

(1)	In connection with the separation, we obtained a term loan in an aggregate principal amount of $500 million.

(2)	Amounts represent an estimate of future variable interest payments on the Term Credit Facility based on scheduled outstanding principal amounts and projected 1-month LIBOR as of November 1, 2013. We have the option to prepay loan principal amounts, in which case interest would not be due and we would not have a contractual obligation. The above table excludes the effects of interest rate swaps used to hedge against changes in 1-month LIBOR.

Significant Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of these financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the unaudited financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. Management evaluates these estimates and assumptions on an ongoing basis. Our estimates and assumptions have been prepared on the basis of the most current best available information. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates under different assumptions and conditions.

We have several significant accounting policies, which are described in Note 1 of our financial statements included in our Information Statement, that are both important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments. Typically, the circumstances that make these judgments difficult, subjective and complex have to do with making estimates about the effect of matters that are inherently uncertain. There were no material changes to our existing significant accounting policies during the nine months ended November 1, 2013. In connection with the funding of the Term Loan Facility, we entered into fixed interest rate swap agreements and, accordingly, have added a significant accounting policy related to accounting for derivative instruments designated as cash flow hedges to our disclosure in Note 1.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain market risks in the normal course of business. The following information about our market sensitive financial instruments contains forward-looking statements.

Foreign Currency Risk

From time-to-time, we may enter into foreign currency forward contracts to manage a portion of the exchange rate risk related to receipts from customers and payments to suppliers denominated in foreign currencies. Since the substantial majority of our business is conducted in U.S. dollars, a 10% change in foreign currency exchange rates would not have a material impact to our financial position or results of operations.

Interest Rate Risk

Debt obligations. We have approximately $500 million of variable rate debt. Our financial risk management objective is to reduce variability in earnings from changes in interest rates, which we may manage through operational means or the use of financial instruments, such as interest rate swaps. In connection with the funding of our variable rate Term Loan Facility, we

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

entered into fixed rate interest rate swap agreements with the same aggregate notional amount and tenor as the underlying debt, effectively converting our variable rate debt to fixed rate debt in order to mitigate our exposure to interest rate risk. Accordingly, a hypothetical 50 basis points (bps) change to interest rates would not materially change our results of operations or cash flows. For additional information related to our debt and interest rate swap agreements, see Notes 7 and 8, respectively, of the financial statements.

Derivatives. As of November 1, 2013, the fair value of our fixed interest rate swaps was $3 million (liability). Under the swap agreements, the Company pays a fixed rate of 1.41% and the counterparties to the agreements pay a floating interest rate based on 1 month LIBOR. A hypothetical 50 bps change in the 1 month LIBOR curve would change the fair value of the fixed interest rate swaps up to $10 million (liability or asset). Since the interest rate swaps are accounted for as cash flow hedges, the change in fair value is reported as a component of equity (accumulated other comprehensive income). We do not hold or issue derivative financial instruments for trading or speculative purposes. For additional information related to calculating the fair value of our interest rate swaps, see Note 1 of the financial statements.

Cash equivalents. A 10% unfavorable interest rate movement for interest earned on our cash and cash equivalents would not materially impact the value of the holdings and would have a negligible impact on interest income at current market interest rates.

Inflation Risk

We have generally been able to anticipate increases in costs when pricing our contracts. Bids for longer-term firm fixed-price contracts typically include labor and other cost escalations in amounts that historically have been sufficient to cover cost increases over the period of performance.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer (our Chief Executive Officer) and principal financial officer (our Chief Financial Officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of November 1, 2013, and our principal executive officer and principal financial officer have concluded, as of November 1, 2013, that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred in the quarterly period covered by this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We have provided information about legal proceedings in which we are involved in Note 10 – Legal Proceedings of the notes to condensed consolidated and combined financial statements for the three months ended November 1, 2013 contained within this Quarterly Report on Form 10-Q.

In addition to the matters disclosed in Note 10, we are routinely subject to investigations and reviews relating to compliance with various laws and regulations. Additional information regarding such investigations and reviews is set forth in Note 11 – Other Commitments and Contingencies, of the notes to condensed consolidated and combined financial statements for the three and nine months ended November 1, 2013 contained within this Quarterly Report on Form 10-Q.

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

Revenues under contracts with the U.S. Government, either as a prime contractor or subcontractor to other contractors, represented approximately 95% of our total revenues in fiscal 2013 with approximately 73% of our revenues generated from work we perform for the DoD. Our operating results could be adversely affected by spending caps or changes in the budgetary priorities of the U.S. Government or the DoD, as well as delays in program starts or the award of contracts or task orders under contracts. Current U.S. Government spending levels for defense-related programs may not be sustained, and future spending and program authorizations may not increase or may decrease or shift to programs in areas in which we do not provide services or are less likely to be awarded contracts. Such changes in spending authorizations and budgetary priorities may occur as a result of the rapid growth of the federal budget deficit, increasing political pressure and legislation, including the Budget Control Act of 2011, designed to reduce overall levels of government spending, including through sequestration, shifts in spending priorities from defense-related programs as a result of competing demands for federal funds, the number and intensity of military conflicts or other factors.

The Budget Control Act of 2011 enacted 10-year discretionary spending caps which are expected to generate over $1 trillion in savings for the U.S. Government, a substantial portion of which comes from DoD baseline spending reductions. In addition, additional automatic spending cuts (referred to as sequestration) totaling $1.2 trillion over 10 years have begun to be implemented in the U.S. Government fiscal year ended September 30, 2013. These reduction targets will further reduce DoD and other federal agency budgets. The Office of Management and Budget provided guidance to agencies and departments on implementing the sequestration cuts for government fiscal year 2013. However, there remains much uncertainty about the level of cuts that will be required for government fiscal year 2014 and the impact those cuts will have on contractors supporting the government. In light of the current uncertainty, we are not able to predict the potential impact of sequestration on our company or our financial results. However, we expect that implementation of further automatic spending cuts in government fiscal year 2014 will reduce, delay or cancel funding for certain of our contracts—particularly those with unobligated balances—and programs, and could adversely impact our operations and financial results. In addition, Congress failed to approve an interim or full-year budget before the U.S. Government’s fiscal year ended on September 30, 2013, which resulted in a shutdown of non-essential government services. Many U.S. Government personnel, including those working with our employees on certain of our contracts with the U.S. Government, were furloughed following the government shutdown, and certain government facilities were closed, which caused our employees to stop working on impacted contracts. On October 5, 2013, the Secretary of Defense issued an order the effect of which caused most of the government personnel working for the DoD to return to work. Other U.S. Government agencies remained closed until October 18, 2013, following the enactment of legislation that reopened the government with funding at post-sequester fiscal year 2013 levels through January 15, 2014, extended U.S. borrowing authority (commonly referred to as the debt ceiling) through February 7, 2014, and established a House-Senate budget conference committee to deliver budget and debt ceiling related recommendations by December 13, 2013. The failure of Congress to pass an interim or full-year budget or increase the debt ceiling before February 7, 2014 could disrupt our business. The impacts to our business on account of a prolonged government shutdown or failure to increase the debt ceiling are uncertain at this time, but potential impacts include delay in payments owed to us by the U.S. Government, loss of revenue and profit on contracts that did not have government funding in place before a government shutdown or otherwise could not be performed by us during a government shutdown, disruption in our subcontractors’ business that may impact our performance on contracts and other impacts, any of which could adversely affect our operations, cash flow and financial results.

The U.S. Government also conducts periodic reviews of U.S. defense strategies and priorities, which may shift DoD budgetary priorities, reduce overall U.S. Government spending or delay contract or task order awards for defense-related

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

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

Our spin-off transaction subjects us to risks relating to the novation and transfer of U.S. Government and other contracts and contract vehicles from former Parent to us that could negatively affect our results of operations and diminish our competitive position.

On September 27, 2013, we completed a spin-off transaction from our former Parent and became an independent, publicly traded company. In connection with the spin-off transaction, former Parent agreed to novate or assign to us, with government approval, those customer contracts and contract vehicles that relate primarily to our business. Prior to novation or assignment, we will continue to perform the work on these contracts and we are dependent on former Parent to fulfill its obligations to us under the separation agreements to, among other things, collect and remit to us customer payments on these contracts. If customers do not pay former Parent or former Parent fails to collect and remit customer payments to us on a timely basis as required under applicable contracts, our cash flow would be negatively impacted. Certain contract vehicles to be novated or assigned to us involve existing or potential task orders, delivery orders and other work that former Parent is performing or may perform in the future. To the extent that former Parent or another large company would be considered to be a subcontractor to us in connection with work performed under these contracts (when they were not considered to be a subcontractor before our separation from Parent), we may face costs and administrative burdens and our ability to achieve small business subcontracting goals established by our government customers may be impaired, which could diminish our competitive position on future contract proposals. Further, our business operations have historically relied on some contract vehicles that will not be novated or assigned to us in the separation transaction. If we are unable to access these contract vehicles through commercial arrangements with former Parent or another prime contractor, or to transition this work to an alternative contract vehicle owned by us on a timely basis, our revenues and results from operations would be negatively affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)	Purchases of Equity Securities by the Company

In October 2013, our board of directors authorized a stock repurchase program under which we may repurchase up to 5 million shares of our common stock. Stock repurchases may be made on the open market or in privately negotiated transactions with third-parties. Whether repurchases are made and the timing and amount of repurchases depends on a variety of factors including market conditions, the Company’s capital position and internal cash generation, and other factors.

The following table presents repurchases of our common stock during the quarter ended November 1, 2013:

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Repurchase Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
September 27, 2013—September 30, 2013	—		—	—
October 1, 2013—October 31, 2013	333	33.53	—	5,000,000
November 1, 2013	—		—	5,000,000
Total	333		—

(1)	Includes shares purchased upon surrender by stockholders of previously owned shares to satisfy statutory tax withholding obligations related to vesting of stock awards.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Item  6. Exhibits.

Exhibit Number	Description of Exhibit

10.1	Master Transitional Contracting Agreement between the Company (formerly SAIC Gemini, Inc.) and Leidos Holdings, Inc. (formerly SAIC, Inc.) dated September 25, 2013 *

10.2	Form of Restricted Stock Unit Award Agreement (Management)

10.3	Form of Restricted Stock Unit Award Agreement (3 Year Cliff Vesting)

10.4	Form of Nonstatutory Stock Option Agreement (3 Year Cliff Vesting)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File.

(*)	The schedules to this agreement are omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to supplementally furnish to the SEC, upon request, a copy of any omitted schedule.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 12, 2013

Science Applications International Corporation

/s/ JOHN R. HARTLEY
John R. Hartley Executive Vice President and Chief Financial Officer