Form 10-K
period 2014-01-31
Science Applications International Corp
filed 2014-04-09
CIK 1571123

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number	Exact Name of Registrant as Specified in its Charter, Address of Principal Executive Offices and Telephone Number	State or other jurisdiction of incorporation or organization	I.R.S. Employer Identification No.
001-35832	Science Applications International Corporation	Delaware	46-1932921
1710 SAIC Drive, McLean, Virginia 22102
703-676-5550

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Science Applications International Corporation Common Stock, Par Value $.0001 Per Share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes ☐	No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	Yes ☐	No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	Yes ☒	No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).	Yes ☒	No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.	☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	Yes ☐	No ☒

As of August 2, 2013 (the last business day of the registrant’s most recently completed second quarter), the registrant’s common stock was not traded on any exchange or over-the-counter market. As of September 30, 2013, the initial trading date of the registrant on the New York Stock Exchange, the aggregate market value of the registrant’s common stock (based upon the closing stock price) held by non-affiliates was $1.6 billion.

The number of shares issued and outstanding of the registrant’s common stock as of March 7, 2014 was 48,407,584 shares ($.0001 par value per share).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Science Applications International Corporation’s definitive Proxy Statement for the 2014 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

FORM 10-K

PART I

Item 1. Business

The Company

Science Applications International Corporation (herein referred to as “SAIC”, the “Company”, “we”, “us”, or “our”) is a leading provider of technical, engineering and enterprise information technology (IT) services primarily to the U.S. government, including the Department of Defense (DoD) and federal civilian agencies. We provide systems engineering and integration offerings for large, complex government projects and offer a broad range of services with a targeted emphasis on higher-end, differentiated technical capabilities. We commenced operations on September 27, 2013 (the Distribution Date) following completion of a spin-off transaction from our former parent company, Leidos Holdings, Inc. (collectively with its consolidated subsidiaries, “former Parent”). For additional details regarding the separation see Note 1 of the notes to the consolidated and combined financial statements contained within this Annual Report.

Our business has a long and successful history, tracing its roots to the earliest days of former Parent when it was founded in 1969 as a scientific research and engineering firm. Our customers include all four branches of the U.S. military (Army, Air Force, Navy and Marines), the U.S. Defense Logistics Agency (DLA), the National Aeronautics and Space Administration (NASA), the U.S. Department of State (DoS) and the U.S. Department of Homeland Security (DHS). Our long-standing customer relationships have enabled us to achieve an in-depth understanding of our customers’ missions and provide differentiated service offerings to meet our customers’ most complex requirements. We serve our customers through more than 1,500 active contracts and task orders. We employ approximately 13,000 full and part-time individuals with an experienced executive team of proven industry leaders.

Our following core strengths have supported our over 45-year history of successful performance on programs of national importance:

Enduring Customer Relationships and Mission-Orientation. We have strong and long-lasting relationships with diverse customers throughout the U.S. government. Our track record serving the missions of our government customers spans decades, including several individual contracts that have lasted 20 years or more. We work closely with our customers with many of our employees deployed at customer sites. Our strong customer relationships and working on customer sites enable us to develop deep customer knowledge and translate our mission understanding into successful program execution and continued demand for our services.

Full Lifecycle Offerings. With the breadth of our service offerings, we are able to meet customers’ needs across their mission lifecycles for both technical and engineering services and enterprise IT services. We integrate technologies and deliver services that provide our customers with end-to-end seamless solutions. Our services encompass the initial requirements definition phase, development and integration services, training, logistics and sustainment. These lifecycle technical capabilities, combined with strong customer and mission knowledge, allow us to more effectively support our customers’ missions while lowering total cost.

Significant Scale and Diversified Contract Base. With approximately $4 billion in revenue in fiscal 2014, we are one of the largest pure play technical service providers to the U.S. government. Our significant scale advantage enables us to serve as prime systems integrator on large, complex programs and to allocate resources toward further developing and expanding our repeatable, proven solutions and differentiated technical capabilities. Our diversified revenue base consists of programs ranging from research and development to operations and maintenance.

Technical Experts Led by Experienced Management. The quality, training and knowledge of our employees are important competitive assets. Our skilled workforce ranges from entry level technicians to expert level professionals in network engineering, software design and development, and systems engineering. Additionally, much of our workforce holds an active security clearance, which is required on many of our existing programs and future program opportunities.

Our workforce is led by a talented and experienced senior leadership team with a long history of solving our customers’ most difficult challenges in technical, engineering and enterprise IT services. Collectively, our executive team averages more than 25 years of industry experience, has served as senior leaders in public companies and are well recognized as leaders in their respective markets by customers and partners.

Repeatable Methodologies and Certified Processes. Our technical excellence is driven by our proven, disciplined processes for management, engineering, technical support and services. We deploy our tools and processes enterprise-wide and emphasize a consistent, company-wide approach to planning, designing, developing and delivering solutions and services to our customers. We hold certifications from the International Standards Organization (ISO), including ISO 9001, ISO/IEC 20000, AS9100, ITL 3.0 and ISO 27001.

We operate in two operating segments that provide comprehensive service offerings across our customer base. Our technical and engineering offerings include engineering and maintenance of ground and maritime systems, logistics, training and simulation, as well as operation and program support services. Our enterprise IT offerings include end-to-end enterprise IT services, which span the design, development, integration, deployment, management and operations, sustainment and

SAIC Annual Report  1

PART I

security of our customers’ entire IT infrastructure. These segments have been aggregated into one reporting segment for financial reporting purposes.

For additional discussion and analysis related to recent business developments, see “Economic Opportunities, Challenges and Risks” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II of this Annual Report.

Key Customers

In each of fiscal 2014, 2013, and 2012, over 90% of our total revenues were attributable to prime contracts with the U.S. government or to subcontracts with other contractors engaged in work for the U.S. government. Substantially all of our revenues were earned by entities located in the United States.

We generated more than 10% of our total revenues during each of the last three fiscal years from each of the U.S. Army and U.S. Navy. Each of these customers has a number of subordinate agencies which have separate budgets and procurement functions. Our contracts may be with the highest level of these agencies, with the subordinate agencies of these customers or as a subcontractor to other contractors engaged in work for the U.S. government. The percentage of total revenues attributable to the U.S. Army and U.S. Navy for each of the last three fiscal years was as follows:

	Year ended January 31,
	2014	2013	2012
U.S. Army	29%	26%	23%
U.S. Navy	21%	21%	24%

Regulation

Our business is heavily regulated and we must comply with and are affected by laws and regulations relating to the award, administration, and performance of U.S. government and other contracts. U.S. government contracts generally are subject to the Federal Acquisition Regulation (FAR), which sets forth policies, procedures and requirements for the acquisition of goods and services by the U.S. government, agency-specific regulations that implement or supplement FAR, such as the DoD’s Defense Federal Acquisition Regulation Supplement (DFARS) and other applicable laws and regulations. These regulations impose a broad range of requirements, many of which are unique to government contracting, including various procurement, import and export, security, contract termination and adjustment and audit requirements. In addition, these regulations govern contract pricing and cost by, among other things, defining allowable and unallowable costs, requiring certification and disclosure of cost or pricing data in connection with certain contract negotiations, and otherwise governing the right to reimbursement under various flexibly priced U.S. government contracts. These laws and regulations impose specific cost accounting practices that may increase costs associated with compliance with government standards for accounting and management internal control systems.

The U.S. government has the ability to cancel contracts at any time through a termination for the convenience of the U.S. government. Most of our contracts have cancellation terms that would permit us to recover all or a portion of our incurred costs and fees for work performed where the U.S. government issues a termination for convenience.

The U.S. government may revise its procurement practices or adopt new contract rules and regulations at any time. In order to help ensure compliance with these complex laws and regulations, we have established policies and procedures to ensure employees adhere to applicable laws and regulations in addition to other required ethics and compliance training.

Some of our operations and service offerings involve access to and use by us of personally identifiable information and protected health information, which activities are regulated by extensive federal and state privacy and data security laws requiring organizations to provide certain privacy protections and security safeguards for such information.

Internationally, we are subject to U.S. government laws and regulations, local government laws and regulations and procurement policies and practices (including laws and regulations relating to bribery of foreign government officials, import-export control, investments, exchange controls and repatriation of earnings) and varying currency, political and economic risks.

These regulations and risks are described in more detail below under “Risk Factors” in this Annual Report.

Contracts

We must comply with and are affected by laws and regulations relating to the formation, administration and performance of U.S. government and other contracts. The U.S. government procurement environment has evolved due to statutory and

2  SAIC Annual Report

PART I

regulatory procurement reform initiatives. Budgetary pressures and reforms in the procurement process have increasingly caused many U.S. government customers to purchase services and solutions using contracting processes that give them the ability to select multiple winners or pre-qualify certain contractors to provide various services or solutions on established general terms and conditions rather than through single award contracts. The predominant contracting methods through which U.S. government agencies procure services and solutions include the following:

Single Award Contracts. U.S. government agencies may procure services and solutions through single award contracts which specify the scope of work that will be delivered and identify the contractor that will provide the specified services. When an agency has a requirement, interested contractors are solicited, qualified and then provided with a request for proposal. The process of qualification, request for proposals and evaluation of contractor bids requires the agency to maintain a large, professional procurement staff and the bidding and selection process can take a year or more to complete. For the contractor, this method of contracting may provide greater certainty of the timing and amounts to be received at the time of contract award because it generally results in the customer contracting for a specific scope of work from the single successful awardee.

Indefinite Delivery / Indefinite Quantity (IDIQ) Contracts. The U.S. government uses IDIQ contracts to obtain commitments from contractors to provide certain services or solutions on pre-established terms and conditions. The U.S. government then issues task orders under the IDIQ contracts to purchase the specific services or solutions it needs. IDIQ contracts are awarded to one or more contractors following a competitive procurement process. Under a single-award IDIQ contract, all task orders under that contract are awarded to one pre-selected contractor. Under a multi-award IDIQ contract, task orders can be awarded to any of the pre-selected contractors, which can result in further limited competition for the award of task orders. Multi-award IDIQ contracts that are open for any government agency to use for the procurement of services are commonly referred to as “government-wide acquisition contracts.” IDIQ contracts often have multi-year terms and unfunded ceiling amounts, therefore enabling, but not committing, the U.S. government to purchase substantial amounts of services or solutions from one or more contractors. At the time an IDIQ contract is awarded (prior to the award of any task orders), a contractor may have limited or no visibility as to the ultimate amount of services or solutions that the U.S. government will purchase under the contract, and in the case of a multi-award IDIQ, the contractor from which such purchases may be made.

U.S. General Services Administration (GSA) Schedule Contracts. The GSA maintains listings of approved suppliers of services and solutions with agreed-upon prices for use throughout the U.S. government. In order for a company to provide services under a GSA Schedule contract, a company must be pre-qualified and awarded a contract by the GSA. When an agency uses a GSA Schedule contract to meet its requirements, the agency, or the GSA on behalf of the agency, conducts the procurement. The user agency, or the GSA on its behalf, evaluates the user agency’s requirements and initiates a competition limited to GSA Schedule qualified contractors. GSA Schedule contracts are designed to provide the user agency with reduced procurement time and lower procurement costs. Similar to IDIQ contracts, at the time a GSA Schedule contract is awarded, a contractor may have limited or no visibility as to the ultimate amount of services or solutions that the U.S. government will purchase under the contract.

Contract Types

Generally, the type of contract for our services and solutions is determined by or negotiated with the U.S. government and may depend on certain factors, including the type and complexity of the work to be performed, degree and timing of the responsibility to be assumed by the contractor for the costs of performance, the extent of price competition and the amount and nature of the profit incentive offered to the contractor for achieving or exceeding specified standards or goals. We generate revenues under several types of contracts, including the following:

•

Cost-reimbursement contracts provide for reimbursement of our direct contract costs and allocable indirect costs, plus a fee. This type of contract is generally used when uncertainties involved in contract performance do not permit costs to be estimated with sufficient accuracy to use a fixed-price contract. Cost-reimbursement contracts usually subject us to lower risk but generally require us to use our best efforts to accomplish the scope of the work within a specified time and amount of costs.

•

Time-and-materials (T&M) contracts typically provide for negotiated fixed hourly rates for specified categories of direct labor plus reimbursement of other direct costs. This type of contract is generally used when there is uncertainty of the extent or duration of the work to be performed by the contractor at the time of contract award or it is not possible to anticipate costs with any reasonable degree of confidence. On T&M contracts, we assume the risk of providing appropriately qualified staff to perform these contracts at the hourly rates set forth in the contracts over their period of performance.

•

Fixed-price-level-of-effort (FP-LOE) contracts are substantially similar to T&M contracts except they require a specified level of effort over a stated period of time on work that can be stated only in general terms. This type of contract is generally used when the contractor is required to perform an investigation or study in a specific research and development area and to provide a report showing the results achieved based on the level of effort. Payment is based on the effort expended rather than the results achieved.

SAIC Annual Report  3

PART I

•

Firm-fixed-price (FFP) contracts provide for a pre-determined price for specific solutions, systems and/or services. These contracts offer us potential increased profits if we can complete the work at lower costs than planned. While FFP contracts allow us to benefit from cost savings, these contracts also increase our exposure to reduced profits from cost overruns. The U.S. government has generally indicated that it intends to increase its use of FFP contract procurements. Because we assume the risk for cost overruns and contingent losses on FFP contracts, an increase in the percentage of fixed-price contracts in our contract mix would increase our risk of suffering losses.

Our earnings and profitability may vary materially depending on changes in the proportionate amount of revenues derived from each type of contract, the nature of services or solutions provided, as well as the achievement of performance objectives and the stage of performance at which the right to receive fees, particularly under incentive and award fee contracts, is finally determined. Cost-reimbursement, T&M and FP-LOE contracts generally have lower profitability than FFP contracts. For the proportionate amount of revenues derived from each type of contract for the last three fiscal years, see “Other Key Performance Measures—Contract Types” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II of this Annual Report.

Backlog

Backlog represents the estimated amount of future revenues to be recognized under negotiated contracts as work is performed. Our backlog consists of funded backlog and negotiated unfunded backlog, each of which are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II of this Annual Report. We expect to recognize a substantial portion of our funded backlog as revenues within the next twelve months. However, the U.S. government may cancel contracts at any time. In addition, certain contracts with commercial customers include provisions that allow the customer to cancel prior to contract completion. Most of our contracts have cancellation terms that would permit us to recover all or a portion of our incurred costs and fees for work performed. For additional discussion and analysis of backlog, see “Other Key Performance Measures—Bookings and Backlog” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II of this Annual Report.

Competition

Competition for contracts is intense and we often compete against a large number of established multinational corporations which may have greater name recognition, financial resources and larger technical staffs than we do. We also compete against smaller, more specialized companies that concentrate their resources on particular areas, as well as the U.S. government’s own capabilities. As a result of the diverse requirements of the U.S. government, we frequently collaborate with other companies to compete for large contracts and bid against these same companies in other situations. We believe that our principal competitors currently include the following companies:

•

the engineering and technical services divisions of large defense contractors which provide U.S. government IT services in addition to other hardware systems and products, including companies such as General Dynamics Corporation, Lockheed Martin Corporation, Northrop Grumman Corporation, L-3 Communications Corporation and Raytheon Company;

•

contractors focused principally on technical services, including U.S. government IT services, such as Booz Allen Hamilton Inc., Engility Holdings, Inc., CACI International, Inc., ManTech International Corporation, Serco Group plc and SRA International, Inc.;

•

diversified commercial and U.S. government IT providers, such as Accenture plc, Computer Sciences Corporation, HP Enterprise Services, International Business Machines Corporation and Unisys Corporation; and

•	contractors providing supply chain management and other logistics services, such as Agility Logistics Corporation.

We compete on various factors, which include our technical expertise and qualified professional and/or security-cleared personnel, our ability to deliver innovative cost-effective solutions in a timely manner, successful program execution, our reputation and standing with customers, pricing and the size and geographic presence of our company.

Competition within the government services industry has intensified which has led to fewer sole source awards and an increased emphasis on cost competitiveness and affordability. In addition, procurement initiatives to improve efficiency, refocus priorities and enhance best practices could result in fewer new opportunities for our industry as a whole, which would intensify competition within the industry as companies compete for a more limited set of new programs.

Patents and Proprietary Information

Our technical services and solutions are not generally dependent upon patent protection, although we do selectively seek patent protection. We claim a proprietary interest in certain of our solutions, software programs, methodologies and know-how. This proprietary information is protected by copyrights, trade secrets, licenses, contracts and other means. We selectively pursue opportunities to license or transfer our technologies to third parties.

4  SAIC Annual Report

PART I

In connection with the performance of services, the U.S. government has certain rights to inventions, data, software codes and related material that we develop under U.S. government-funded contracts and subcontracts. Generally, the U.S. government may disclose or license such information to third parties, including, in some instances, our competitors. In the case of some subcontracts that we perform, the prime contractor may also have certain rights to the programs and solutions that we develop under the subcontract.

Research and Development

We conduct research and development activities under customer-funded contracts and with company-funded internal research and development (IR&D) funds. IR&D efforts consist of projects involving basic research, applied research, development, and systems and other concept formulation studies. IR&D expenses are included in selling, general and administrative expenses and are generally allocated among all contracts and programs in progress under contractual obligations with the U.S. government. In fiscal 2014, 2013 and 2012, our company-funded IR&D expense was $4 million, $3 million and $8 million, respectively. We charge expenses for research and development activities performed under customer contracts directly to cost of revenues for those contracts.

Seasonality

The U.S. government’s fiscal year ends on September 30. It is not uncommon for U.S. government agencies to award extra tasks or complete other contract actions in the timeframe leading up to the end of its fiscal year in order to avoid the loss of unexpended fiscal year funds, which may favorably impact our third fiscal quarter. In addition, as a result of the cyclical nature of the U.S. government budget process and a greater number of holidays in our fourth fiscal quarter, as compared to our third fiscal quarter, we may experience sequentially higher revenues in our third fiscal quarter and lower revenues in our fourth fiscal quarter. For selected quarterly financial data, see Note 16 of the notes to the consolidated and combined financial statements contained within this Annual Report.

Environmental Matters

Our operations are subject to various foreign, federal, state and local environmental protection and health and safety laws and regulations. In addition, our operations may become subject to future laws and regulations, including those related to climate change and environmental sustainability. Failure to comply with these laws and regulations could result in civil, criminal, regulatory, administrative or contractual sanctions, including fines, penalties or suspension or debarment from contracting with the U.S. government, or could cause us to incur costs to change, upgrade, remediate and/or close some of our operations or properties. Some environmental laws hold current or previous owners or operators of businesses and real property liable for hazardous substance releases, even if they did not know of and were not responsible for the releases. Our services and operations involve handling or disposing of hazardous substances. Environmental laws may impose liability on any person who disposes, transports or arranges for the disposal or transportation of hazardous substances to any site. In addition, we may face liability for personal injury, property damage and natural resource damages relating to hazardous substance releases for which we are otherwise liable or relating to exposure to or the mishandling of hazardous substances in connection with our current and former operations or services, including our current and prior ownership or occupation of properties. Although we do not currently anticipate that the costs of complying with, or the liabilities associated with, environmental laws will materially and adversely affect us, we cannot ensure that we will not incur material costs or liabilities in the future.

Employees and Consultants

As of January 31, 2014, we employed approximately 13,000 full and part-time employees. We also utilize consultants to provide specialized technical and other services on specific projects. The highly technical and complex services and solutions that we provide are dependent upon the availability of professional, administrative and technical personnel having high levels of training and skills and, in many cases, security clearances. Due to ongoing competition for qualified personnel, it continues to be challenging to retain employees and meet all of our needs for employees in a timely manner, which has affected and may continue to affect our growth. We intend to continue to devote significant resources to recruit, develop and retain qualified employees.

Company Website and Information

Our website can be accessed at www.saic.com. The website contains information about our company and operations. Through a link on the Investor Relations section of our website, copies of each of our filings with the Securities and Exchange Commission (SEC) can be viewed and downloaded free of charge as soon as reasonably practicable after the reports and amendments are electronically filed with or furnished to the SEC. The information on our website is not incorporated by reference into and is not a part of this Annual Report.

SAIC Annual Report  5

PART I

You may also request copies of the materials referenced in the preceding paragraph, at no cost, by writing or telephoning us at our corporate headquarters at the following:

Science Applications International Corporation

1710 SAIC Drive

McLean, VA 22102

Attention: Corporate Secretary

Telephone: (703) 676-5550

Item 1A. Risk Factors

In your evaluation of our company and business, you should carefully consider the risks and uncertainties described below, together with information included elsewhere within this Annual Report and other documents we file with the SEC. The risks and uncertainties described below are those that we have identified as material, but are not the only risks and uncertainties facing us. Our business is also subject to general risks and uncertainties that affect many other companies, such as our ability to collect receivables, overall U.S. and global economic and industry conditions, geopolitical events, changes in laws or accounting rules, fluctuations in interest and exchange rates, terrorism, international conflicts, major health concerns, climate change or other disruptions of expected economic and business conditions. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may materially harm our business, financial condition or operating results and result in a decline in the price of our stock. Should any of the following risks and uncertainties develop into actual events, our business, financial condition or results of operations could be materially and adversely affected, the trading price of our common stock could decline, and you could lose all or part of your investment.

Risks Relating to Our Business

We face the following risks in connection with the general conditions and trends of the industry in which we operate:

We depend on U.S. government agencies as our primary customer and, if our reputation or relationships with these agencies were harmed, our future revenues, cash flow and financial results would be adversely affected.

We generated over 90% of our total revenues during each of the last three fiscal years from contracts with the U.S. government, either as a prime contractor or a subcontractor to other contractors engaged in work for the U.S. government. We generated over 70% of our total revenues during each of the last three fiscal years from the DoD, including, in fiscal 2014, 29% and 21% of our total revenues from the U.S. Army and U.S. Navy, respectively, although each of these customers has a number of subordinate agencies which have separate budgets and procurement functions. We expect to continue to derive most of our revenues from work performed under U.S. government contracts. Our reputation and relationship with the U.S. government, and in particular with the agencies of the DoD, are key factors in maintaining and growing these revenues. Negative press reports or publicity, which could pertain to employee or subcontractor misconduct, conflicts of interest, poor contract performance, deficiencies in services, reports, or other deliverables, information security breaches or other aspects of our business, regardless of accuracy, could harm our reputation, particularly with these agencies. In addition, negative publicity regarding our work for state and local government and commercial customers may harm our reputation with these customers as well as with our federal government customers. If our reputation is negatively affected, or if we are suspended or debarred from contracting with government agencies for any reason, the amount of business with government and other customers would decrease and our future revenues, cash flow, and financial results would be adversely affected.

A decline in the U.S. government defense budget, changes in spending or budgetary priorities, prolonged U.S. government shutdown or delays in contract awards may significantly and adversely affect our future revenues, cash flow and financial results.

Since we generate most of our revenues from contracts with U.S. government agencies, our operating results could be adversely affected by spending caps or changes in the budgetary priorities of the U.S. government or the DoD, as well as by delays in program starts or the award of contracts or task orders under contracts. Current U.S. government spending levels for defense-related programs may not be sustained, and future spending and program authorizations may not increase or may decrease or shift to programs in areas in which we do not provide services or are less likely to be awarded contracts. Such changes in spending authorizations and budgetary priorities may occur as a result of shifts in spending priorities from defense-related programs as a result of competing demands for federal funds and the number and intensity of military conflicts or other factors.

The Budget Control Act of 2011 (Budget Control Act) enacted 10-year discretionary spending caps which are expected to generate over $1 trillion in savings for the U.S. government, a substantial portion of which comes from DoD baseline spending reductions. In addition, additional automatic spending cuts (referred to as sequestration) totaling $1.2 trillion over ten years were executed for government fiscal year (GFY) 2013 and resulted in a $37 billion reduction to defense budget authority in addition to reductions as a result of the discretionary spending limits already imposed under the Budget Control

6  SAIC Annual Report

PART I

Act. The impacts of sequestration from cuts to budget authority in GFY 2013 will continue to be felt in GFY 2014 as those reductions in budget authority are translated into further reductions in budget outlays in GFY 2014.

In December 2013, Congress and the Administration enacted the Bipartisan Budget Act of 2013 (Bipartisan Budget Act). Notably, the Bipartisan Budget Act increased the limits on discretionary spending for GFY 2014 and GFY 2015 imposed by the Budget Control Act, among other fiscal changes. In particular, the Bipartisan Budget Act allows for approximately $63 billion of additional funding, including approximately $22 billion and $9 billion for defense spending during GFY 2014 and GFY 2015, respectively, and similar amounts for nondefense programs over the same period. The revised defense spending limits are set at approximately $520 billion for GFY 2014 and approximately $521 billion for GFY 2015. This agreement allows for more certainty in the budget planning process and provides the DoD the flexibility to better address its priorities. However, the Bipartisan Budget Act retains the lower spending limits, including the across-the-board spending reduction methodology, for GFYs 2016 through 2021 as provided for in the Budget Control Act.

On March 4, 2014 President Obama released his GFY 2015 budget proposal which includes an “Opportunity, Growth and Security Initiative” that would increase federal spending by $56 billion above the total approved by the Bipartisan Budget Act, with $28 billion designated to defense programs. It is unclear, however, whether Congress will enact some or any of the President’s proposed budget increases and there remains uncertainty regarding how sequester cuts beyond GFY 2015 will be applied to the DoD and other agencies. The implementation of further automatic spending cuts may reduce, delay or cancel funding for certain of our contracts and programs and could adversely impact our operations and financial results.

In years when the U.S. government does not complete its budget process before the end of its fiscal year, government operations typically are funded through one or more continuing resolutions that authorize agencies of the U.S. government to continue to operate, but do not authorize new spending initiatives. When the U.S. government operates under a continuing resolution, delays can occur in contract awards due to lack of funding. On January 17, 2014, the U.S. government passed its GFY 2014 budget to finance all activities through September 30, 2014 after operating under continuing resolution temporary funding measures from October 1, 2013 to January 18, 2014. The budget provides discretionary defense spending at levels consistent with the planned defense spending limits in the Bipartisan Budget Act and eliminated much of the uncertainty and inefficiency in procuring services under the continuing resolution. Should a continuing resolution be used to fund U.S. government operations after GFY 2014 it may cause additional government contract awards to be delayed, canceled, or funded at lower levels and could adversely impact our operations, cash flow and financial results.

The U.S. government also conducts periodic reviews of U.S. defense strategies and priorities, which may shift DoD budgetary priorities, reduce overall U.S. government spending or delay contract or task order awards for defense-related programs, including programs from which we expect to derive a significant portion of our future revenues. In addition, changes to the DoD acquisition system and contracting models could affect whether and how we pursue certain opportunities and the terms under which we are able to do so. A significant decline in overall U.S. government spending, including in areas of national security, a significant shift in its spending priorities, the substantial reduction or elimination of particular defense-related programs or significant delays in contract or task order awards for large programs could adversely affect our future revenues and limit our growth prospects.

Our reputation may be harmed or other adverse consequences may be incurred by us relating to former Parent’s CityTime contract or its deferred prosecution agreement and administrative agreement, which could have a material adverse effect on our business and future prospects.

In connection with the resolution of certain investigations related to former Parent’s CityTime contract, former Parent entered into a three-year deferred prosecution agreement with the U.S. Attorney’s Office for the Southern District of New York. Former Parent also entered into a five-year administrative agreement with the Army on behalf of the U.S. government in order to confirm former Parent’s continuing eligibility to enter into and perform contracts with the U.S. government. We notified the U.S. Army that we will comply with the obligations set forth in the administrative agreement following the separation. These obligations include retaining an independent monitor and maintaining a similar contractor responsibility program, which will require significant resources and management involvement. In addition, given that we have retained the name Science Applications International Corporation, which was the name of the company that was the prime contractor under the CityTime contract, we may suffer reputational harm as a result of being associated with the CityTime contract as well as former Parent’s deferred prosecution agreement and administrative agreement and our compliance with obligations similar to those in such agreements, which could make it more difficult to compete effectively and may adversely affect our future revenues and growth prospects.

SAIC Annual Report  7

PART I

Our failure to comply with a variety of complex procurement rules and regulations could result in our being liable for penalties, including termination of our U.S. government contracts, disqualification from bidding on future U.S. government contracts and suspension or debarment from U.S. government contracting.

We must comply with laws and regulations relating to the formation, administration and performance of U.S. government contracts, which affect how we do business with our customers and may impose added costs on our business. Some significant statutes and regulations that affect us include:

•	the FAR and agency supplements, which regulate the formation, administration and performance of U.S. government contracts;

•	the Truth in Negotiations Act, which requires certification and disclosure of cost or pricing data in connection with certain contract awards;

•

the Procurement Integrity Act, which restricts access to competitor bid and proposal information and government source selection information and limits our ability to provide compensation to certain former government officials;

•	the Civil False Claims Act, which provides for substantial damages and civil penalties for submission of a false claim to the U.S. government for payment or approval; and

•	the U.S. government Cost Accounting Standards (CAS), which impose requirements that govern our right to reimbursement under certain cost-based U.S. government contracts.

The FAR and many of our U.S. government contracts contain organizational conflict of interest (OCI) clauses that may limit our ability to compete for or perform certain other contracts or other types of services for particular customers. OCI arises when we engage in activities that may make us unable to render impartial assistance or advice to the U.S. government, impair our objectivity in performing contract work or provide us with an unfair competitive advantage. Existing OCI, and any OCI that may develop, could preclude our competition for or performance on a significant project or contract, which could limit our opportunities.

The U.S. government may adopt new contract rules and regulations or revise its procurement practices in a manner adverse to us at any time.

Our industry has experienced, and we expect it will continue to experience, significant changes to business practices as a result of an increased focus on affordability, efficiencies and recovery of costs, among other items. U.S. government agencies may face restrictions or pressure regarding the type and amount of services that they may obtain from private contractors. Legislation, regulations and initiatives dealing with procurement reform, mitigation of potential conflicts of interest, deterrence of fraud, and environmental responsibility or sustainability, as well as any resulting shifts in the buying practices of U.S. government agencies, such as increased usage of fixed price contracts, multiple award contracts and small business set-aside contracts, could have adverse effects on government contractors, including us. Any of these changes could impair our ability to obtain new contracts or renew our existing contracts when those contracts are recompeted. Any new contracting requirements or procurement methods could be costly or administratively difficult for us to implement and could adversely affect our future revenues, profitability and prospects.

Our business is subject to reviews, audits and cost adjustments by the U.S. government, which, if resolved unfavorably to us, could adversely affect our profitability, cash position or growth prospects.

U.S. government agencies, including the Defense Contract Audit Agency (DCAA), Defense Contract Management Agency (DCMA) and others, routinely audit and review a contractor’s performance on government contracts, indirect cost rates and pricing practices and compliance with applicable contracting and procurement laws, regulations and standards. They also review the adequacy of the contractor’s compliance with government standards for its business systems, including a contractor’s accounting system, earned value management system, estimating system, materials management system, property management system and purchasing system. A finding of significant control deficiencies in a contractor’s business systems or a finding of noncompliance with CAS can result in decremented billing rates to U.S. government customers until the control deficiencies are corrected and their remediation is accepted by the DCMA. Both contractors and the U.S. government agencies conducting these audits and reviews have come under increased scrutiny. As a result, audits and reviews have become more rigorous and the standards to which the Company is held are being more strictly interpreted, increasing the likelihood of an audit or review resulting in an adverse outcome.

Government audits and reviews may conclude that our practices are not consistent with applicable laws and regulations and result in adjustments to contract costs and mandatory customer refunds. Such adjustments can be applied retroactively, which could result in significant customer refunds. Our receipt of adverse audit findings or the failure to obtain an “approved” determination of our various accounting and management internal control systems from the responsible U.S. government agency could significantly and adversely affect our business, including our ability to bid on new contracts and our competitive position in the bidding process. A determination of non-compliance with applicable contracting and procurement

8  SAIC Annual Report

PART I

laws, regulations and standards could also result in the U.S. government imposing penalties and sanctions against us, including withholding of payments, suspension of payments and increased government scrutiny that could delay or adversely affect our ability to invoice and receive timely payment on contracts, perform contracts or compete for contracts with the U.S. government.

Former Parent’s indirect cost audits by the DCAA have not been completed for fiscal 2006 and subsequent fiscal years. Pursuant to a distribution agreement between former Parent and us, the impact of adjustments to approved indirect costs as a result of ongoing audits or reviews from fiscal 2006 through the Distribution Date will be shared between former Parent and us. For a more detailed discussion of the terms of the distribution agreement governing financial impacts as a result of audits and reviews of prior year indirect costs see Note 15 of the notes to the consolidated and combined financial statements contained within this Annual Report.

Although former Parent has recorded contract revenues after fiscal 2005 to the Distribution Date and we have recorded contract revenues after the Distribution Date based upon estimates of costs that we believe will be approved upon final audit or review, we do not know the outcome of any ongoing or future audits or reviews and adjustments and, if future adjustments exceed our estimates, our profitability would be adversely affected.

Our business is subject to governmental review and investigation which could adversely affect our profitability, cash position and growth prospects.

We are routinely subject to governmental investigations relating to our contracts and operations. If a review or investigation identifies improper or illegal activities, we may be subject to civil or criminal penalties or administrative sanctions, including the termination of contracts, forfeiture of profits, the triggering of price reduction clauses, suspension of payments, fines and suspension or debarment from doing business with governmental agencies. We may suffer harm to our reputation if allegations of impropriety are made against us, which would impair our ability to win new contract awards or receive contract renewals. Penalties and sanctions are not uncommon in our industry. If we incur a material penalty or administrative sanction or otherwise suffer harm to our reputation, our profitability, cash position and future prospects could be adversely affected.

Misconduct of employees, subcontractors, agents and business partners could cause us to lose existing contracts or customers and adversely affect our ability to obtain new contracts and customers and could have a significant adverse impact on our business and reputation.

Misconduct of employees, subcontractors, agents and business partners could include fraud or other improper activities such as falsifying time or other records and violations of laws, including the Anti-Kickback Act. Other examples could include the failure to comply with our policies and procedures or with federal, state or local government procurement regulations, regulations regarding the use and safeguarding of classified or other protected information, legislation regarding the pricing of labor and other costs in government contracts, laws and regulations relating to environmental, health or safety matters, bribery of foreign government officials, import-export control, lobbying or similar activities and any other applicable laws or regulations. Any data loss or information security lapses resulting in the compromise of personal information or the improper use or disclosure of sensitive or classified information could result in claims, remediation costs, regulatory sanctions against us, loss of current and future contracts and serious harm to our reputation. Although we have implemented policies, procedures and controls to prevent and detect these activities, these precautions may not prevent all misconduct, and as a result, we could face unknown risks or losses. Our failure to comply with applicable laws or regulations or misconduct by any of our employees, subcontractors, agents or business partners could damage our reputation and subject us to fines and penalties, restitution or other damages, loss of security clearance, loss of current and future customer contracts and suspension or debarment from contracting with federal, state or local government agencies, any of which would adversely affect our business and our future results.

Due to the competitive process to obtain contracts and an increase in bid protests, we may be unable to achieve or sustain revenue growth and profitability.

We expect that a majority of the business that we seek in the foreseeable future will be awarded through a competitive bidding process. The U.S. government has increasingly relied on contracts that are subject to a competitive bidding process, including IDIQ, GSA Schedule and other multi-award contracts, which has resulted in greater competition and increased pricing pressure. For example, during fiscal 2013, we were not awarded the successor contract to the DISN Global Solutions (DGS) program with the Defense Information System Agency. In fiscal 2013, we recognized approximately $425 million in revenue on this program. Revenues from the DGS program were approximately $120 million during fiscal 2014 as the activity transitioned to the successor contractor.

The competitive bidding process involves substantial costs and a number of risks, including significant cost and managerial time to prepare bids and proposals for contracts that may not be awarded to us, or that may be awarded but for which we do not receive meaningful task orders. For contracts awarded to us, we also face the risk of inaccurately estimating the resources and costs that will be required to fulfill any contract we win. Following contract award, we may encounter

SAIC Annual Report  9

PART I

significant expense, delay, contract modifications or even contract loss as a result of our competitors protesting the award of contracts to us in competitive bidding. Any resulting loss or delay of startup and funding of work under protested contract awards may adversely affect our revenues and/or profitability. In addition, multi-award contracts require that we make sustained post-award efforts to obtain task orders under the contract. As a result, we may not be able to obtain these task orders or recognize revenues under these multi-award contracts. Our failure to compete effectively in this procurement environment would adversely affect our revenues and/or profitability.

The U.S. government may terminate, cancel, modify or curtail our contracts at any time prior to their completion and, if we do not replace them, we may be unable to achieve or sustain revenue growth and may suffer a decline in revenues and profitability.

Many of the U.S. government programs in which we participate as a contractor or subcontractor may extend for several years and include one or more base years and one or more option years. These programs are normally funded on an annual basis. Under our contracts, the U.S. government generally has the right not to exercise options to extend or expand our contracts and may otherwise terminate, cancel, modify or curtail our contracts at its convenience. Any decision by the U.S. government not to exercise contract options or to terminate, cancel, modify or curtail our major programs or contracts would adversely affect our revenues, revenue growth and profitability.

We have experienced and continue to experience periodic performance issues under certain of our contracts. If a government customer terminates a contract for default, we may be exposed to liability, including for excess costs incurred by the customer in procuring undelivered services and solutions from another source. Depending on the nature and value of the contract, a performance issue or termination for default could cause our actual results to differ from those anticipated and could harm our reputation.

We face aggressive competition that can impact our ability to obtain contracts and therefore affect our future revenues and growth prospects.

Our business is highly competitive and we compete with larger companies that have greater name recognition, financial resources and larger technical staffs. We also compete with smaller, more specialized companies that are able to concentrate their resources on particular areas. Additionally, we may compete with the U.S. government’s own capabilities.

The markets in which we operate are characterized by rapidly changing technology and the needs of our customers change and evolve regularly. Accordingly, our success depends on our ability to develop services and solutions that address these changing needs and to provide people and technology needed to deliver these services and solutions. To remain competitive, we must consistently provide superior service, technology and performance on a cost-effective basis to our customers. Our competitors may be able to provide our customers with different or greater capabilities or technologies or better contract terms than we can provide, including technical qualifications, past contract experience, geographic presence, price and the availability of qualified professional personnel. In addition, our competitors may consolidate or establish teaming or other relationships among themselves or with third parties to increase their ability to address customers’ needs. Accordingly, we anticipate that larger or new competitors or alliances among competitors may emerge which may adversely affect our ability to compete for new contracts.

A failure to attract, train, retain and utilize skilled employees, including our management team, would adversely affect our ability to execute our strategy and may disrupt our operations.

Our business relies heavily upon the expertise and services of our employees. Our continued success depends on our ability to recruit and retain highly trained and skilled engineering, technical and professional personnel. Competition for skilled personnel is intense and competitors aggressively recruit key employees. In addition, many U.S. government programs require contractors to have security clearances. Depending on the level of required clearance, security clearances can be difficult and time-consuming to obtain and personnel with security clearances are in great demand. Particularly in highly specialized areas, it has become more difficult to retain employees and meet all of our needs for employees in a timely manner, which may affect our growth in the current fiscal year and in future years. Although we intend to continue to devote significant resources to recruit, train and retain qualified employees, we may not be able to attract, effectively train and retain these employees. Any failure to do so could impair our ability to perform our contractual obligations efficiently and timely meet our customers’ needs and win new business, which could adversely affect our future results.

The cost of providing our services, including the degree to which our employees are utilized, affects our profitability. The degree to which we are able to utilize our employees in a timely manner or at all is affected by a number of factors including our ability to transition employees from completed projects to new assignments, forecast demand for our services in order to maintain and deploy headcount that is aligned with demand, and our need to devote resources to training, business development, and other non-contract related activities. If our employees are under-utilized, our profitability could suffer. Additionally, if our employees are over-utilized, it could have an adverse effect on employee engagement and retention, which could in turn have an adverse impact on our business.

10  SAIC Annual Report

PART I

In addition to attracting, retaining and effectively utilizing qualified engineering, technical and professional personnel, we believe that our success will also depend on the continued employment of a highly qualified and experienced senior management team and its ability to retain existing business and generate new business. Our senior management team is important to our business because personal reputations and individual business relationships are a critical element of retaining and obtaining customer contracts in our industry. Following the separation, there is little redundancy or overlap of responsibilities in our corporate functions and loss of key personnel in critical functions could lead to lack of business continuity or disruptions in our operations, financial reporting or control processes until we are able to hire and train replacement personnel. Our inability to retain appropriately qualified and experienced senior executives could cause us to lose customers or new business opportunities.

We may not realize as revenues the entire amounts reflected in our backlog, which could adversely affect our expected future revenues and growth prospects.

As of January 31, 2014, our total backlog was $6.7 billion, which included $1.6 billion in funded backlog. Due to the U.S. government’s ability to not exercise contract options or to terminate, modify or curtail our programs or contracts and the rights of our non-U.S. government customers to cancel contracts and purchase orders in certain circumstances, we may realize less than expected or in some cases never realize revenues from some of the contracts that are included in our backlog. Our unfunded backlog, in particular, contains management’s estimate of amounts expected to be realized on unfunded contract work that may never be realized as revenues. If we fail to realize as revenues amounts included in our backlog, our expected future revenues, growth prospects and profitability could be adversely affected.

Our earnings and profitability may vary based on the mix of our contracts and may be adversely affected by our failure to accurately estimate and manage costs, time and resources.

We generate revenues under various types of contracts, which include cost-reimbursement, T&M, FP-LOE and FFP contracts. Our earnings and profitability may vary materially depending on changes in the proportionate amount of revenues derived from each type of contract, the nature of services or solutions provided, as well as the achievement of performance objectives and the stage of performance at which the right to receive fees, particularly under incentive and award fee contracts, is finally determined. Cost-reimbursement and T&M contracts generally have lower profitability than FFP contracts.

Our profitability is adversely affected when we incur costs that we cannot bill to our customers. To varying degrees, each of our contract types involves some risk that we could underestimate the costs and resources necessary to fulfill the contract. While FFP contracts allow us to benefit from cost savings, these contracts also increase our exposure to the risk of cost overruns. Revenues derived from FFP contracts represented approximately 30% of our total revenues for fiscal 2014. When making proposals on these types of contracts, we rely heavily on our estimates of costs and timing for completing the associated projects, as well as assumptions regarding technical issues. In each case, our failure to accurately estimate costs or the resources and technology needed to perform our contracts or to effectively manage and control our costs during the performance of our work could result, and in some instances has resulted, in reduced profits or in losses. More generally, any increased or unexpected costs or unanticipated delays in connection with the performance of our contracts, including costs and delays caused by contractual disputes or other factors outside of our control, such as performance failures of our subcontractors, natural disasters or other force majeure events, could make our contracts less profitable than expected or unprofitable.

We use estimates in recognizing revenues and if we make changes to estimates used in recognizing revenues, our profitability may be adversely affected.

Revenues from our contracts are primarily recognized using the percentage-of-completion method. This method requires estimates of total costs at completion, fees earned on the contract, or both. This estimation process, particularly due to the technical nature of the services being performed and the long-term nature of certain contracts, is complex and involves significant judgment. Adjustments to original estimates are often required as work progresses, experience is gained and additional information becomes known, even though the scope of the work required under the contract may not change. Any adjustment as a result of a change in estimate is recognized as events become known. Changes in the underlying assumptions, circumstances or estimates could result in adjustments that may adversely affect future financial results.

Our business and financial results could be negatively affected by cyber or other security threats.

As a U.S. government contractor and a provider of IT services operating in multiple regulated industries and geographies, we handle sensitive information, including personally identifiable information, protected health information, personnel information, classified information, financial information and other confidential information concerning our business and employees and those of our customers (collectively referred to below as sensitive information). We are continuously exposed to cyber and other security threats, including computer viruses, attacks by hackers or physical break-ins. Any electronic or physical break-in or other security breach or compromise may jeopardize security of sensitive or other information stored or transmitted through our IT systems and networks. This could lead to disruptions in mission critical systems, unauthorized release of

SAIC Annual Report  11

PART I

confidential or otherwise protected information and corruption of data. Although we have implemented policies, procedures and controls to protect against, detect and mitigate these threats, attempts by others to gain unauthorized access to our IT systems are becoming more sophisticated. These attempts include covertly introducing malware to our computers and networks and impersonating authorized users, among others, and may be perpetrated by well-funded organized crime or state sponsored efforts. We seek to detect and investigate all security incidents and to prevent their occurrence or recurrence. We continue to improve our threat protection, detection and mitigation policies, procedures and controls. In addition, we work with other companies in the industry and government participants on increased awareness and enhanced protections against cybersecurity threats. However, because of the evolving nature of these security threats, there can be no assurance that our policies, procedures and controls have or will detect or prevent any of these threats and we cannot predict the full impact of any such incident. We may experience similar security threats to the IT systems that we develop, install or maintain under customer contracts, including customer contracts under which we may have access to or management responsibility for customer databases or networks that contain sensitive information relating to our customers, their employees or related third parties. Although we work cooperatively with our customers and other business partners to seek to minimize the impacts of cyber and other security threats, we must rely on the safeguards put in place by those entities. In the event of unauthorized access to sensitive information that we are responsible for safeguarding, our customers and their employees or related third parties, if applicable, may seek to hold us liable for any costs or other damages associated with the unauthorized access as a breach of our contractual and other obligations. In addition, various federal or state agencies may bring legal action against us for violation of or noncompliance with regulatory requirements relating to any unauthorized access to sensitive information within our control. Any remediation costs, damages or other liabilities related to unauthorized access of sensitive information of ours or our customers caused by cyber or other security threats may not be fully insured or indemnified by other means. Occurrence of any unauthorized access caused by these security threats could adversely affect our reputation, ability to work on sensitive U.S. government contracts, business operations and financial results.

Internal system or service failures could disrupt our business and impair our ability to effectively provide our services and solutions to our customers, which could damage our reputation and adversely affect our revenues and profitability.

Any system or service disruptions, including those caused by ongoing projects to improve our IT systems and the delivery of services, whether through our shared services organization or outsourced services, if not anticipated and appropriately mitigated, could have a material adverse effect on our business including, among other things, an adverse effect on our ability to bill our customers for work performed on our contracts, collect the amounts that have been billed and produce accurate financial statements in a timely manner. We are also subject to systems failures, including network, software or hardware failures, whether caused by us, third-party service providers, cybersecurity threats, natural disasters, power shortages, terrorist attacks or other events, which could cause loss of data and interruptions or delays in our business, cause us to incur remediation costs, subject us to claims and damage our reputation. In addition, the failure or disruption of our communications or utilities could cause us to interrupt or suspend our operations or otherwise adversely affect our business. Our property and business interruption insurance may be inadequate to compensate us for all losses that may occur as a result of any system or operational failure or disruption and, as a result, our future results could be adversely affected.

Customer systems failures could damage our reputation and adversely affect our revenues and profitability.

Many of the systems and networks that we develop, install and maintain for our customers involve managing and protecting personal information and information relating to national security and other sensitive government functions. While we have programs designed to comply with relevant privacy and security laws and restrictions, if a system or network that we develop, install or maintain were to fail or experience a security breach or service interruption, whether caused by us, third-party service providers, cybersecurity threats or other events, we may experience loss of revenue, remediation costs or face claims for damages or contract termination. Any such event could cause serious harm to our reputation and prevent us from having access to or being eligible for further work on such systems and networks. Our errors and omissions liability insurance may be inadequate to compensate us for all of the damages that we may incur and, as a result, our future results could be adversely affected.

Legal disputes could require us to pay potentially large damage awards and could be costly to defend, which would adversely affect our cash balances and profitability, and could damage our reputation.

We are subject to a number of lawsuits and claims described under “Legal Proceedings.” We are also subject to, and may become a party to, a variety of other litigation or claims and suits that arise from time to time in the ordinary course of our business. Adverse judgments or settlements in some or all of these legal disputes may result in significant monetary damages or injunctive relief against us. Any claims or litigation could be costly to defend, and even if we are successful or if fully indemnified or insured, could damage our reputation and make it more difficult to compete effectively or obtain adequate insurance in the future. Litigation and other claims, including those described under “Legal Proceedings,” are subject to inherent uncertainties and management’s view of these matters may change in the future.

12  SAIC Annual Report

PART I

Our business and operations expose us to numerous legal and regulatory requirements and any violation of these requirements could harm our business.

We are subject to numerous federal, state and foreign legal requirements on matters as diverse as data privacy and protection, employment and labor relations, immigration, taxation, anti-corruption, import/export controls, trade restrictions, internal and disclosure control obligations, securities regulation and anti-competition. Compliance with diverse and changing legal requirements is costly, time-consuming and requires significant resources. Violations of one or more of these requirements in the conduct of our business could result in significant fines and other damages, criminal sanctions against us or our officers, prohibitions on doing business and damage to our reputation. Violations of these regulations or contractual obligations related to regulatory compliance in connection with the performance of customer contracts could also result in liability for significant monetary damages, fines and/or criminal prosecution, unfavorable publicity and other reputational damage, restrictions on our ability to compete for certain work and allegations by our customers that we have not performed our contractual obligations.

Goodwill represents a significant amount of our total assets and any impairment of these assets would negatively impact our results of operations.

Goodwill is tested for impairment annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Examples of events or changes in circumstances indicating that the carrying value of intangible assets may not be recoverable could include a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, unanticipated competition, loss of key personnel or a more likely than not expectation that a reporting unit or a significant portion of a reporting unit will be sold or otherwise disposed of. Any future impairment of goodwill or other intangible assets would have a negative impact on our profitability and financial results.

We depend on our teaming arrangements and relationships with other contractors and subcontractors. If we are not able to maintain these relationships, or if these parties fail to satisfy their obligations to us or the customer, our revenues, profitability and growth prospects could be adversely affected.

We rely on our teaming relationships with other prime contractors and subcontractors in order to submit bids for large procurements or other opportunities where we believe the combination of services, products and solutions provided by us and the other companies will help us to win and perform the contract. We expect to continue our use of teaming relationships. Our future revenues and growth prospects could be adversely affected if other contractors eliminate or reduce their contract relationships with us, or if the U.S. government terminates or reduces these other contractors’ programs, does not award them new contracts or refuses to pay under a contract. Companies that do not have access to U.S. government contracts may perform services as our subcontractor and that exposure could enhance such companies’ prospect of securing a future position as a prime U.S. government contractor which could increase competition for future contracts and impair our ability to win these contracts.

We may have disputes with our subcontractors arising from, among other things, the quality and timeliness of work performed by the subcontractor, customer concerns about the subcontractor, our failure to extend existing task orders or issue new task orders under a subcontract, our hiring of a subcontractor’s personnel or the subcontractor’s failure to comply with applicable law. Current uncertain economic conditions heighten the risk of financial stress of our subcontractors, which could adversely impact their ability to meet their contractual requirements to us. If any of our subcontractors fail to timely meet their contractual obligations or have regulatory compliance or other problems, our ability to fulfill our obligations as a prime contractor or higher tier subcontractor may be jeopardized. Significant losses could arise in future periods and subcontractor performance deficiencies could result in our termination for default. A termination for default could eliminate a revenue source, expose us to liability and have an adverse effect on our ability to compete for future contracts and task orders, especially if the customer is an agency of the U.S. government.

Our spin-off transaction subjects us to risks relating to the novation and transfer of U.S. government and other contracts and contract vehicles from former Parent to us that could negatively affect our results of operations and diminish our competitive position.

In September 2013, we completed a spin-off transaction from former Parent and became an independent, publicly traded company. In connection with the spin-off transaction, former Parent agreed to novate or assign to us, with government approval, those customer contracts and contract vehicles that relate primarily to our business. Prior to novation or assignment, we will continue to perform the work on these contracts and we are dependent on former Parent to fulfill its obligations to us under the separation agreements to, among other things, collect and remit to us customer payments on these contracts. The government may require that the named contracting party on the contracts to be novated or assigned to us be first changed to Leidos, Inc. prior to novation or assignment. Upon or after novation or assignment, the government would change, or we would ask the government to change, the name of the contractor on those contracts back to SAIC. These name changes and any interval of time when SAIC is performing contracts on which former Parent is the named contracting party may cause confusion and delay in the administration of these contacts. If customers do not pay former

SAIC Annual Report  13

PART I

Parent or former Parent fails to collect and remit customer payments to us on a timely basis as required under applicable contracts or the name change process causes confusion or delay in the administration of these contracts, our cash flow would be negatively impacted.

Certain contracts were bid for by our former Parent before completion of the spin-off transaction with the expressed intention that they be novated to us after award. Some of these proposals for contracts are still pending award by the government. Contract awards to our former Parent resulting from these proposals may be challenged by unsuccessful competitors who file a timely protest after such award. In one such case, before the spin-off was completed, our former Parent submitted a proposal to NASA on a contract valued at approximately $1.8 billion. Although it was disclosed to NASA that this contract was contemplated to be novated to and performed by us if and when the spin-off was completed, a competitor protested the award of this contract to our former Parent under those circumstances. The General Accounting Office (GAO) sustained the protest. NASA has requested GAO to reconsider its decision on the basis that, among other things, NASA could evaluate novation of the contract following award and that is a matter of contract administration outside GAO’s jurisdiction. If competitors are successful in protesting awards to our former Parent based on proposals that anticipated the novation and that were submitted before completion of the spin-off, our revenue and results from operations would be negatively affected.

Certain contract vehicles to be novated or assigned to us involve existing or potential task orders, delivery orders and other work that former Parent is performing or may perform in the future. To the extent that former Parent or another large company would be considered to be a subcontractor to us in connection with work performed under these contracts (when they were not considered to be a subcontractor before our separation from former Parent), we may face costs and administrative burdens and our ability to achieve small business subcontracting goals established by our government customers may be impaired, which could diminish our competitive position on future contract proposals. Further, our business operations have historically relied on some contract vehicles that will not be novated or assigned to us in the spin-off transaction. If we are unable to access these contract vehicles through commercial arrangements with former Parent or another prime contractor, or to transition this work to an alternative contract vehicle owned by us on a timely basis, our revenues and results from operations would be negatively affected.

We do not have a recent operating history as an independent company and our historical financial information may not be a reliable indicator of our future results.

The historical financial information we have included in this Annual Report has been derived from former Parent’s financial statements and does not necessarily reflect what our financial position, results of operations and cash flows would have been as a separate, stand-alone entity during the periods presented. Former Parent did not account for us, and we were not operated, as a single stand-alone entity for the applicable periods even if we represented an important business in former Parent’s historical financial statements. In addition, the historical information is not necessarily indicative of what our results of operations, financial position and cash flows will be in the future. For example, following the separation in September 2013, changes have been made to our cost structure, funding and operations, including changes for income taxes, increased costs associated with reduced economies of scale and increased costs associated with becoming a public, stand-alone company. While we generated net profits as part of former Parent, we cannot provide assurance that our profits will continue at a similar level or at all as a stand-alone company.

We may be unable to achieve some or all of the benefits that we expected to achieve following the separation; our recent change to a matrix organizational structure or future changes in organizational structure, capabilities or strategy to respond to developments in our markets may not be successful.

As an independent, publicly traded company, we expect that our business would benefit from, among other things, the removal of certain OCI in the pursuit of business opportunities, the alignment of our cost structure with our new business objectives and improved management incentive tools. However, by separating from former Parent, we may be more susceptible to market fluctuations and other adverse events than we would have been were we still a part of former Parent. In addition, we may not be able to achieve some or all of the benefits that we expected to achieve as an independent company, including additional revenues as a result of removing certain OCI as a result of the separation, in the time we expect, if at all. Further, in anticipation of the spin-off, we implemented a matrix organizational structure to better enable customer focus and more efficient use of resources while maintaining performance excellence. We may in the future make further changes to our organizational structure, change our mix of capabilities or modify our strategy to respond to developments in our markets and grow our business. The implementation of the matrix organizational structure or any future changes to our organizational structure, capabilities or strategy may not be successful or yield the anticipated benefits and they may ultimately have a negative effect on our business and results of operations.

Our customers, prospective customers and suppliers may need assurances that our financial stability on a stand-alone basis is sufficient to satisfy their requirements for doing or continuing to do business with them.

Some of our customers, prospective customers and suppliers may need assurances that our financial stability on a stand-alone basis is sufficient to satisfy their requirements for doing or continuing to do business with them. If our customers, prospective

14  SAIC Annual Report

PART I

customers or suppliers are not satisfied with our financial stability, it could have a material adverse effect on our ability to bid for and obtain or retain customer contracts, our business, financial condition, results of operations and cash flows.

We may incur greater costs as an independent company than we did when we were part of former Parent.

As part of former Parent, we could take advantage of former Parent’s size and purchasing power in procuring certain goods and services such as insurance and health care benefits, and technology such as computer software licenses. In addition, we relied on former Parent to provide various corporate functions. After the spin-off, as a separate, independent entity, we may be unable to obtain these goods, services and technologies at prices or on terms as favorable to us as those we obtained prior to the separation. We may also incur costs for functions previously performed by former Parent that are higher than the amounts reflected in our historical financial statements, which could cause our profitability to decrease.

We have only a limited ability to protect our intellectual property rights, which are important to our success. Our failure to adequately protect our proprietary information and intellectual property rights could adversely affect our competitive position.

We rely principally on trade secrets to protect much of our intellectual property in cases where we do not believe that patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. Although our employees are subject to confidentiality obligations, this protection may be inadequate to deter or prevent misappropriation of our confidential information. We may be unable to detect unauthorized use of our intellectual property or otherwise take appropriate steps to enforce our rights. Failure to obtain or maintain trade secret protection could adversely affect our competitive business position. If we are unable to prevent third parties from infringing or misappropriating our copyrights, trademarks or other proprietary information, our competitive position could be adversely affected. In addition, in connection with the performance of services, the U.S. government has certain rights to inventions, data, software codes and related material that we develop under government-funded contracts and subcontracts, which may permit the U.S. government to disclose or license this information to third parties, including, in some instances, our competitors.

In the course of conducting our business, we may inadvertently infringe the intellectual property rights of others, resulting in claims against us or our customers. Our contracts generally indemnify our customers for third-party claims for intellectual property infringement by the services and solutions we provide. The expense of defending these claims may adversely affect our financial results.

Our insurance may be insufficient to protect us from claims or losses.

We maintain insurance coverage with third-party insurers as part of our overall risk management strategy and because some of our contracts require us to maintain specific insurance coverage limits. However, not every risk or liability is or can be protected by insurance, and, for those risks we insure, the limits of coverage we purchase or that are reasonably obtainable in the market may not be sufficient to cover all actual losses or liabilities incurred. If any of our third-party insurers fail, cancel our coverage or otherwise are unable to provide us with adequate insurance coverage, then our overall risk exposure and our operational expenses would increase and the management of our business operations could be disrupted. Our insurance may be insufficient to protect us from significant warranty and other liability claims or losses. Moreover, there is a risk that commercially available liability insurance will not continue to be available to us at a reasonable cost, if at all. If liability claims or losses exceed our current or available insurance coverage, our business and prospects may be harmed. Regardless of the adequacy of our insurance coverage, any significant claim could have an adverse impact on our market reputation, which could have an adverse impact on our ability to compete for future contracts and task orders.

Business disruptions caused by natural disasters and other crises could adversely affect our profitability and our overall financial position.

We have significant operations located in regions of the United States that may be exposed to damaging storms and other natural disasters, such as hurricanes, tornadoes, blizzards, flooding, wildfires or earthquakes. Our business could also be disrupted by pandemics and other national or international crises. Although preventative measures may help mitigate the damage from such occurrences, the damage and disruption to our business resulting from any of these events may be significant. If our insurance and other risk mitigation mechanisms are not sufficient to recover all costs, including loss of revenues from sales to customers, we could experience a material adverse effect on our financial position and results of operations. Performance failures and disruptions by our subcontractors due to these types of events may also adversely affect our ability to perform our obligations on a prime contract, which could reduce our profitability due to damages or other costs that may not be fully recoverable from the subcontractor or the customer and could result in a termination of our contract and have an adverse effect on our ability to compete for future contracts.

We could incur significant liabilities and suffer negative publicity if our detection systems fail to operate as intended or our assessment reports prove to be inaccurate.

We have developed and sold tsunami buoys and related services that are designed to assist in the detection of tsunamis or large waves that may have catastrophic consequences to coastal communities. Our buoys have been deployed by the U.S.

SAIC Annual Report  15

PART I

National Oceanic and Atmospheric Administration (NOAA) and non-U.S. governments in other areas around the world. There are many factors, some of which are beyond our control, which could result in the failure of these buoys. We may develop other products or provide services for the detection of natural or manmade threats that could have catastrophic consequences if the threats are realized. In addition, we prepare reports for various government customers in the evaluation or assessment of the consequences of certain threats or natural disasters. The failure of our products and services to help detect the threats for which they were designed or the failure of our reports to accurately assess the consequences of certain threats could contribute to injury, death and extensive property damage and may lead to product liability, professional liability, or other claims against us. Further, if our products, services or reports fail to, or are perceived to have failed to help detect or adequately assess a threat, the negative publicity from such incident could have a material adverse effect on our business.

Our services and operations sometimes involve using, handling or disposing of hazardous substances or dangerous materials, which could expose us to potentially significant liabilities.

Some of our services and operations involve the use, handling or disposal of hazardous substances or dangerous materials, including explosive, chemical, biological, radiological or nuclear materials. These activities generally subject us to extensive foreign, federal, state and local environmental protection and health and safety laws and regulations, which, among other things, require us to incur costs to comply with these regulations and could impose liability on us for handling or disposing of hazardous substances or dangerous materials. Furthermore, failure to comply with these environmental protection and health and safety laws and regulations could result in civil, criminal, regulatory, administrative or contractual sanctions, including fines, penalties or suspension or debarment from contracting with the U.S. government. Although we do not have extensive real estate holdings, our ownership and operation of real property also subjects us to environmental protection laws, some of which hold current or previous owners or operators of businesses and real property liable for hazardous substance releases, even if they did not know of and were not responsible for the releases. If we have any violations of, or incur liabilities pursuant to, these laws or regulations, our financial condition and operating results could be adversely affected.

We face risks associated with our international business.

Our international business operations may be subject to additional and different risks than our U.S. business. Failure to comply with U.S. government laws and regulations applicable to international business such as the Foreign Corrupt Practices Act or U.S. export control regulations could have an adverse impact on our business with the U.S. government and could expose us to administrative, civil or criminal penalties. Additionally, these risks relating to international operations may expose us to potentially significant contract losses.

In some countries, there is increased chance for economic, legal or political changes that may adversely affect the performance of our services, sale of our solutions or repatriation of our profits. International transactions can also involve increased financial and legal risks arising from foreign exchange rate variability, imposition of tariffs or additional taxes, restrictive trade policies and differing legal systems. We provide services and solutions in support of U.S. government customers in countries with governments that may be or may become unstable, which increases the risk of an incident resulting in injury or loss of life, or damage or destruction of property, or inability to meet our contractual obligations. Although our international operations have historically generated a small proportion of our revenues, we do not know the impact that these regulatory, geopolitical and other factors may have on our business in the future and any of these factors could adversely affect our business.

We may make acquisitions, investments, joint ventures and divestitures that involve numerous risks and uncertainties.

We may selectively pursue strategic acquisitions, investments and joint ventures. These transactions require significant investment of time and resources and may disrupt our business and distract our management from other responsibilities. Even if successful, these transactions could reduce earnings for a number of reasons, including the amortization of intangible assets, impairment charges, acquired operations that are not yet profitable or the payment of additional consideration under earn-out arrangements if an acquisition performs better than expected. Acquisitions, investments and joint ventures pose many other risks that could adversely affect our reputation, operations or financial results, including:

•	we may not be able to identify, compete effectively for or complete suitable acquisitions and investments at prices we consider attractive;

•

we may not be able to accurately estimate the financial effect of acquisitions and investments on our business and we may not realize anticipated synergies or acquisitions may not result in improved operating performance;

•	we may encounter performance problems with acquired technologies, capabilities and products, particularly with respect to those that are still in development when acquired;

•

we may have trouble retaining key employees and customers of an acquired business or otherwise integrating such businesses, such as IT and other control systems, which could result in unforeseen difficulties;

16  SAIC Annual Report

PART I

•	we may assume material liabilities that were not identified as part of our due diligence or for which we are unable to receive a purchase price adjustment or reimbursement through indemnification;

•	we may assume legal or regulatory risks, particularly with respect to smaller businesses that have immature business processes and compliance programs;

•

acquired entities or joint ventures may not operate profitably, which could adversely affect our operating income or operating margins and we may be unable to recover investments in any such acquisitions;

•	acquisitions, investments and joint ventures may require us to spend a significant amount of cash or to issue capital stock, resulting in dilution of ownership; and

•

we may not be able to effectively influence the operations of our joint ventures or we may be exposed to certain liabilities if our joint venture partners do not fulfill their obligations or fail to comply with legal requirements, laws and regulations.

If our acquisitions, investments or joint ventures fail, perform poorly or their value is otherwise impaired for any reason, including contractions in credit markets and global economic conditions, our business and financial results could be adversely affected.

In addition, we may periodically divest businesses, including businesses that are no longer a part of our ongoing strategic plan. These divestitures similarly require significant investment of time and resources and may disrupt our business, distract management from other responsibilities and may result in losses on disposal or continued financial involvement in the divested business, including through indemnification, guarantee or other financial arrangements, for a period of time following the transaction, which would adversely affect our financial results.

Risks Relating to our Stock

Provisions in our organizational documents, the Tax Matters Agreement and Delaware law could delay or prevent transactions that many stockholders may favor.

Some provisions of our certificate of incorporation and bylaws may have the effect of delaying, discouraging or preventing a merger or acquisition that our stockholders may consider favorable, including transactions in which stockholders might receive a premium for their shares. These restrictions, which may also make it more difficult for our stockholders to elect directors not endorsed by our current directors and management, include the following:

•

Our certificate of incorporation provides that its bylaws and certain provisions of its certificate of incorporation may be amended by only two-thirds or more voting power of all of the outstanding shares entitled to vote. These supermajority voting requirements could impede our stockholders’ ability to make changes to our certificate of incorporation and bylaws.

•

Our certificate of incorporation contains certain supermajority voting provisions, which generally provide that mergers and certain other business combinations between a related person and us be approved by the holders of securities having at least 80% of our outstanding voting power, as well as by the holders of a majority of the voting power of such securities that are not owned by the related person.

•

Our stockholders may not act by written consent. As a result, a holder, or holders, controlling a majority of our stock are limited in their ability to take certain actions other than in connection with the annual stockholders’ meeting or a special meeting called at the request of qualified stockholders as provided in our certificate of incorporation and bylaws.

•

Our board of directors may issue, without stockholder approval, shares of undesignated preferred stock. The ability to authorize undesignated preferred stock makes it possible for our board of directors to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to acquire us.

As a Delaware corporation, we are also subject to certain restrictions on business combinations. Under Delaware law, a corporation may not engage in a business combination with any holder of 15% or more of its stock unless the holder has held the stock for three years, or among other things, our board of directors has approved the business combination or the transaction pursuant to which such person became a 15% holder prior to the time the person became a 15% holder.

In addition, under the Tax Matters Agreement with former Parent, we agreed not to enter into any transaction involving an acquisition (including issuance) of our common stock or any other transaction (or, to the extent we have the right to prohibit it, to permit any such transaction) that could cause the distribution to be taxable to former Parent. We also agreed to indemnify former Parent for any tax resulting from any such transactions. Generally, former Parent will recognize taxable gain on the distribution if there are one or more acquisitions (including issuances) of our capital stock, directly or indirectly, representing 50% or more, measured by vote or value, of our then-outstanding capital stock, and the acquisitions or issuances are deemed to be part of a plan or series of related transactions that include the distribution. Any such shares of

SAIC Annual Report  17

PART I

our common stock acquired, directly or indirectly, within two years before or after the distribution (with exceptions, including public trading by less-than-5% stockholders and certain compensatory stock issuances) will generally be presumed to be part of such a plan unless that presumption is rebutted. As a result, our obligations may discourage, delay or prevent a change of control of our company.

We have contracts with the U.S. government that are classified which may limit investor insight into portions of our business.

We derive a portion of our revenues from programs with the U.S. government that are subject to security restrictions (classified programs), which preclude the dissemination of information that is classified for national security purposes. We are limited in our ability to provide information about these classified programs, their risks or any disputes or claims relating to such programs. As a result, investors have less insight into our classified programs than our other programs and therefore less ability to fully evaluate the risks related to our classified business.

We cannot assure you that we will pay dividends on our stock in the future.

The board of directors authorized and declared a quarterly cash dividend for each of the quarters since the separation from former Parent. The declaration of any future dividends and the establishment of the per share amount, record dates and payment dates for any future dividends are subject to the discretion of the board of directors taking into account future earnings, cash flows, financial requirements and other factors. There can be no assurance that the board of directors will declare any dividends in the future. In addition, our ability to declare and pay any future dividends may be restricted by the provisions of Delaware law and covenants in our credit facility. To the extent that expectations by market participants regarding the potential payment, or amount, of any dividend prove to be incorrect, the price of our common stock may be materially and negatively affected and investors that bought shares of our common stock based on those expectations may suffer a loss on their investment.

Forward-Looking Statement Risks

You may not be able to rely on forward-looking statements.

This Annual Report contains forward-looking statements that are based on our management’s belief and assumptions about the future in light of information currently available to our management. In some cases, you can identify forward-looking statements by words such as “may,” “will,” “should,” “expects,” “projects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” “outlook,” and similar words or phrases or the negative of these words or phrases. These statements relate to future events or our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable when made, we cannot guarantee future results, levels of activity, performance or achievements. There are a number of important factors that could cause our actual results to differ materially from those results anticipated by our forward-looking statements, which include, but are not limited to the risk factors discussed above.

We do not undertake any obligation to update or revise any of the forward-looking statements to reflect events, circumstances, changes in expectations, or the occurrence of unanticipated events after the date of those statements or to conform these statements to actual results.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We occupy approximately 2.6 million square feet of floor space, substantially all of which is leased. Our corporate headquarters are located in McLean, Virginia. As of January 31, 2014 we conducted our operations in approximately 99 offices located in 32 states, the District of Columbia, and various foreign countries. Our principal locations outside of McLean, Virginia include the Huntsville, Alabama, and Oak Ridge, Tennessee metropolitan areas. We consider our facilities suitable and adequate for our present needs, which are generally limited to office, warehouse and computer laboratory spaces.

Item 3. Legal Proceedings

We have provided information about legal proceedings in which we are involved in Note 15 of the notes to the consolidated and combined financial statements contained within this Annual Report.

18  SAIC Annual Report

PART I

We are also routinely subject to investigations and reviews relating to compliance with various laws and regulations. Additional information regarding such investigations and reviews is described under the headings “Government Investigations” and “U.S. Regulatory Investigations and Reviews” in Note 15 of the notes to the consolidated and combined financial statements contained within this Annual Report.

Item 4. Mine Safety Disclosures

Not applicable.

Executive Officers of the Registrant

The following is a list of the names and ages (as of April 8, 2014) of our executive officers, indicating all positions and offices held by each such person and each such person’s business experience during at least the past five years. All such persons have been elected to serve until their successors are elected and qualified or until their earlier resignation or removal.

Name of officer	Age	Position(s) with the company and prior business experience
John R. Hartley	48	Chief Financial Officer since September 2013. Prior to this, Mr. Hartley served as Corporate Controller for the former Parent from 2006 to 2013 and held various positions in the finance organization since 2001. For 12 years prior to joining us, Mr. Hartley was with the accounting firm Deloitte & Touche LLP.

Brian F. Keenan	57	Chief Human Capital Officer since September 2013. Previously, Mr. Keenan served from 2007 to 2013 as the former Parent’s Executive Vice President for Human Resources. He served as Director of U.S. Human Resource Operations from 2004 to 2007 and as Eastern Region Human Resources Director from 2000 to 2004. Prior to joining us, Mr. Keenan held various positions with Mobil and ExxonMobil from 1985 to 2000.

Nazzic S. Keene	53	Sector President, Global Markets and Missions, since September 2013. Ms. Keene served as the former Parent’s Senior Vice President for Corporate Strategy and Planning from August 2012 to September 2013. Prior to joining us, Ms. Keene was the Senior Vice President and General Manager for U.S. Enterprise Markets at CGI from 2004.

Anthony J. Moraco	54	Chief Executive Officer since September 2013. Mr. Moraco previously served as the President for the Government Solutions Group of the former Parent from February 2013 to September 2013. Mr. Moraco also held positions as Group President of former Parent’s Intelligence, Surveillance and Reconnaissance organization from March 2012 to February 2013, Executive Vice President for Operations and Performance Excellence from August 2010 to March 2012, and Business Unit General Manager and other positions for the Space and Geospatial Intelligence business unit from February 2006 to August 2010. Prior to joining us in 2006, Mr. Moraco worked for The Boeing Company from 2000 to 2006 where he served as the Deputy General Manager of Mission Systems in the Space & Intelligence Systems organization as well as the Director of Homeland Security Technology Integration.

Mark D. Schultz	54	General Counsel since September 2013. Prior to joining the former Parent in June 2013, Mr. Schultz was the Chief Legal and Risk Officer and Corporate Secretary for MWH Global Inc. from 2012 to 2013. Additionally, Mr. Schultz was General Counsel and Corporate Secretary for SRA International from 2008 to 2011 and General Counsel for Raytheon’s Missile Systems business from 2003 to 2008.

Douglas M. Wagoner	49	Sector President, Services and Solutions since December 2013. Prior to this role, Mr. Wagoner was the Program Manager for the former Parent’s Project Gemini, the program aimed at overseeing the separation of SAIC from former Parent. He served as General Manager for the Homeland and Civilian Solutions business unit from 2008 to 2012. Prior to joining SAIC, Mr. Wagoner was the Senior Vice President of Data Systems Analysts, and a Vice President at ChoicePoint.

Pursuant to General Instruction G(3) of General Instructions to Form 10-K, the list above is included as an unnumbered Item in Part I of this Annual Report in lieu of being incorporated by reference from the definitive Proxy Statement used in connection with the solicitation of proxies for SAIC’s 2014 Annual Meeting of Stockholders (2014 Proxy Statement).

SAIC Annual Report  19

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

Holders of Common Stock, Historical Prices and Dividends

Our common stock is listed on the New York Stock Exchange (NYSE) under the ticker symbol “SAIC”. Our common stock started trading on the NYSE on September 30, 2013. Prior to September 30, 2013, there was no public market for our common stock. The following table presents the high and low closing prices for our common stock since September 30, 2013:

	Fiscal 2014
Fiscal Quarter	High	Low
3rd Quarter (September 30, 2013 to November 1, 2013)*	$36.32	$32.49
4th Quarter (November 2, 2013 to January 31, 2014)	$39.03	$30.94

*	Our 3rd Quarter began August 3, 2013 however our stock did not begin trading until after the separation on September 30, 2013.

As of March 7, 2014, there were approximately 32,000 holders of record of our common stock. The number of stockholders of record of our common stock may not be representative of the number of beneficial owners due shares which may be held by depositories, brokers or nominees.

Since our separation from former Parent, we have declared and paid quarterly dividends totaling $0.56 per share of our common stock. We intend to continue paying dividends on a quarterly basis, although the declaration of any future dividends will be determined by our board of directors and will depend on available cash, estimated cash needs, earnings, financial condition, operating results, capital requirements, applicable contractual restrictions and other factors that our board of directors deems relevant. In addition, our ability to declare and pay future dividends on our stock may be restricted by the provisions of Delaware law and covenants in our credit facility.

Stock Performance Graph

The following graph compares the total cumulative return on our common stock from September 30, 2013 through our fiscal year ended January 31, 2014 to three indices: (i) the Standard & Poor’s MIDCAP 400 Stock Index, (ii) the Russell 1000 Index and (iii) the Standard & Poor’s North American Technology-Services Index. The graph assumes an initial investment of $100 on September 30, 2013 and that dividends, if any, have been reinvested. The comparisons in the graph are required by the SEC, based upon historical data and are not intended to forecast or be indicative of possible future performance of our common stock.

Purchases of Equity Securities

We may repurchase shares on the open market in accordance with established repurchase plans. Whether repurchases are made and the timing and amount of repurchases depends on a variety of factors including market conditions, our capital position and internal cash generation, and other factors.

20  SAIC Annual Report

PART II

The following table presents repurchases of our common stock during the three months ended January 31, 2014:

Period (1)	Total Number of Shares (or Units) Purchased (2)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Appropriate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (3)
November 2, 2013 – December 6, 2013	2,486	$38.45	—	5,000,000
December 7, 2013 – January 3, 2014	152,208	32.06	151,423	4,848,577
January 4, 2014 – January 31, 2014	240,984	36.38	211,300	4,637,277
Total	395,678	$34.73	362,723

(1)	Date ranges represent our fiscal periods during the fourth quarter of 2014. Our fiscal quarters typically consist of one five-week period and two four-week periods.

(2)

Includes shares purchased upon surrender by stockholders of previously owned shares to satisfy minimum statutory tax withholding obligations related to stock option exercises and vesting of stock awards in addition to shares purchased under our publicly announced plans or programs.

(3)

We may repurchase up to 5 million shares of our common stock under our repurchase program previously announced in October 2013. As of January 31, 2014, we have repurchased less than 1 million shares of common stock under the program.

SAIC Annual Report  21

PART II

Item 6. Selected Financial Data

The following table presents the selected historical condensed consolidated and combined financial data. Prior to the separation on September 27, 2013, our financial position and results of operations consisted of the technical, engineering and enterprise IT services businesses of former Parent, which represented a combined reporting entity.

Our consolidated statement of income data for fiscal years 2010 through 2013 consist entirely of the combined results of the technical, engineering and enterprise IT services businesses of former Parent. Our consolidated balance sheet data as of the end of fiscal years 2010 through 2013 have been reflected on a historical basis, as immediately prior to the separation all of the assets and liabilities presented were wholly-owned by former Parent.

For fiscal 2014, our consolidated statement of income data consists of the combined results of the technical, engineering and enterprise IT services businesses of former Parent through the Distribution Date and our consolidated results subsequent to the Distribution Date. Our consolidated balance sheet data at January 31, 2014 consists of our consolidated balances.

This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated and combined financial statements and the notes thereto contained within this Annual Report.

	Year Ended January 31
	2014	2013	2012	2011	2010
	(in millions, except per share data)
Consolidated and Combined Statement of Income Data:
Revenues	$4,121	$4,781	$4,733	$4,863	$4,893
Operating income	183	281	299	329	323
Net income	113	182	182	208	194
*Earnings per share:
Basic	$2.33	$3.74	$3.74	$4.28	$3.99
Diluted	$2.27	$3.66	$3.66	$4.19	$3.90
Cash dividend per common share	$0.56	$—	$—	$—	$—

	January 31
Consolidated and Combined Balance Sheet Data:
**Total assets	$1,447	$1,245	$1,371	$1,435	$1,432
Long-term debt and capital lease obligations, including current portion	502	3	7	8	10
Other long-term liabilities	17	10	9	14	20

*	See Note 2 to the consolidated and combined financial statements contained within this Annual Report.

**	A correction was made to the fiscal 2013 balance sheet for a classification error between current assets and current liabilities. See Note 1 to the consolidated and combined financial statements contained within this Annual Report.

22  SAIC Annual Report

PART II

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations and quantitative and qualitative disclosures about market risk should be read in conjunction with our consolidated and combined financial statements and the related notes. It contains forward-looking statements, (which may be identified by words such as those described in “Risk Factors—Forward-Looking Statement Risks” in Part I of this Annual Report) including statements regarding our intent, belief, or current expectations with respect to, among other things, trends affecting our financial condition or results of operations, backlog, our industry, government budgets and spending and the impact of competition. Such statements are not guarantees of future performance and involve risks and uncertainties and actual results may differ materially from those in the forward-looking statements as a result of various factors. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report, particularly in “Risk Factors” in Part I of this Annual Report. Due to such uncertainties and risks, you are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date hereof. We do not undertake any obligation to update these factors or to publicly announce the results of any changes to our forward-looking statements due to future results or developments.

We use the terms “Company,” “we,” “us” and “our” to refer to both (1) Science Applications International Corporation and its consolidated subsidiaries for time periods after the separation and (2) the technical, engineering and enterprise information technology (IT) services businesses of former Parent, which were contributed to Science Applications International Corporation as part of the separation, for time periods prior to the separation. The financial information discussed below and included elsewhere in this Annual Report may not necessarily reflect what our financial condition, results of operations or cash flow would have been had we been a stand-alone company during the periods presented prior to separation or what our financial condition, results of operations and cash flows may be in the future. Subsequent to separation, we are incurring additional costs to be able to function as an independent, publicly traded company, including additional costs related to IT.

Unless otherwise noted, references to fiscal years are to fiscal years ended January 31 (for fiscal 2013 and earlier periods) or fiscal years ending the Friday closest to January 31 (for fiscal 2014 and later periods). For example, we refer to the fiscal year ended January 31, 2014 as “fiscal 2014.” Effective in fiscal 2014, we changed our fiscal year to a 52/53 week fiscal year ending on the Friday closest to January 31, with interim fiscal quarters typically consisting of thirteen weeks and ending on the Friday closest to April 30, July 31, and October 31.

Overview

We are a leading provider of technical, engineering, and enterprise IT services primarily to the U.S. government, including the Department of Defense (DoD) and federal civilian agencies. Despite recently becoming a separate company following a separation from our former parent in September 2013, our well-known and prestigious heritage was developed over more than 45 years of addressing our client’s mission critical needs and solving their problems. The SAIC brand carries tremendous value with our customers and the markets that we serve and we have proudly retained the SAIC name following the separation. We serve markets of significant scale and opportunity, with our primary customer being the U.S. government. We serve our customers through more than 1,500 active contracts and task orders and employ approximately 13,000 individuals with an experienced executive team of proven industry leaders. Serving our country’s defense and civilian markets, along with many commercial and state/local governments, has afforded us the ability to develop strong and longstanding relationships with some of the largest customers in the markets we serve.

We provide engineering and integration offerings for large, complex government projects and offer a broad range of services with a targeted emphasis on higher-end, differentiated technology services. We operate in two operating segments that provide comprehensive service offerings across our customer base. Our technical and engineering offerings include engineering and maintenance of ground and maritime systems, logistics, training and simulation, as well as operation and program support services. Our enterprise IT offerings include end-to-end enterprise IT services, which span the design, development, integration, deployment, management and operation, sustainment and security of our customers’ entire IT infrastructure. Our segments have been aggregated into one reporting segment for financial reporting purposes. Substantially all of our revenues and tangible long-lived assets are generated by or are owned by entities located in the United States.

Leveraging our customer relationships and the new operating model and cost efficiency afforded through the separation, we believe we are poised to protect our existing business base, expand our offerings to current customers and grow into adjacent markets. We believe that SAIC’s value proposition is found in the proven ability to serve as a trusted adviser to our customers. In doing so, we leverage our expertise and scale to help them execute their mission. We succeed as a business based on the solutions we deliver, our past performance and our ability to compete on price. Our solutions are based on best practices, technology transfer and inspired through innovation. Our past performance was achieved by employee dedication and customer focus. Our ability to be competitive in the future will continue to be driven by our cost structure and efficiencies in assigning the right people, at the right time, on our contract work and functional services.

SAIC Annual Report  23

PART II

Economic Opportunities, Challenges, and Risks

In fiscal 2014, we generated greater than 90% of our total revenues from contracts with the U.S. government and greater than 70% of our total revenues from contracts with the DoD, including subcontracts on which we perform. Our business performance is affected by the overall level of U.S. government spending (especially defense spending) and the alignment of our offerings and capabilities with the budget priorities of the U.S. government. While we believe that national security, including defense, will continue to be a priority, the U.S. government budget deficit and the national U.S. debt has created pressure to examine and reduce spending across all federal agencies. Baseline spending for the DoD for the next 10 years has been reduced and there may be further reductions. Adverse changes in fiscal and economic conditions, such as the manner in which spending reductions are implemented, including sequestration, future government shutdowns, and issues related to the nation’s debt ceiling, could materially impact our business.

The U.S. government has increasingly relied on contracts that are subject to a competitive bidding process, including Indefinite Delivery/Indefinite Quantity (IDIQ), U.S. General Services Administration (GSA) Schedule and other multi-award contracts, which has resulted in greater competition and increased pricing pressure. We expect that a majority of the business that we seek in the foreseeable future will be awarded through a competitive bidding process. For example, during fiscal 2013 we were not awarded the successor contract to the DISN Global Solutions (DGS) program with the Defense Information System Agency. Additionally, since 2011, organizational conflict of interest (OCI) rules have become more restrictive, leading to greater fragmentation of the industry.

Despite the budget and competitive pressures impacting the industry, we believe we are well-positioned to expand customer penetration and benefit from opportunities that we have not previously pursued. Our scale, size and prime contractor leadership position are expected to help differentiate us from our competitors, especially on large contracts. We believe our long-term, trusted customer relationships and deep technical expertise provide us with the sophistication to handle mission-critical contracts. Our current competitive cost structure, as well as our ongoing efforts to maintain or reduce costs by centralizing strategic sourcing and developing repeatable offerings, are expected to allow us to compete effectively on price in the evolving environment. Additionally, due to the separation and the resulting removal of many OCI restrictions, we believe we have enhanced our ability to expand market share with our existing customers and pursue new growth opportunities.

Results of Operations

The primary financial performance measures we use to manage our business and monitor results of operations are revenue, operating income, and cash flows from operating activities. The following table summarizes our results of operations for the periods presented:

	Year ended January 31
	2014	Percent change	2013	Percent change	2012
	(dollars in millions)
Revenues	$4,017		$4,690		$4,637
Revenues performed by former Parent	104		91		96
Total revenues	4,121	(14%)	4,781	1%	4,733
Cost of revenues	3,684		4,282		4,211
Cost of revenues performed by former Parent	104		91		96
Total cost of revenues	3,788	(13%)	4,373	2%	4,307
Selling, general, and administrative expenses	92	(7%)	99	(22%)	127
Separation transaction and restructuring expenses	58	107%	28	100%	—
Operating income	183	(35%)	281	(6%)	299
As a percentage of total revenues	4.4%		5.9%		6.3%
As a percentage of revenues, excluding separation transaction and restructuring expenses	6.0%		6.6%		6.4%
Cash flows from operating activities	$183	(35%)	$280	(8%)	$303

Management believes that the presentation of operating income excluding separation transaction and restructuring expenses, as a percentage of revenues, which is a non-GAAP financial measure, provides useful information to investors regarding the registrant’s financial condition and results of operations.

We classify overhead costs as cost of revenues and general and administrative expenses as defined in our disclosure statements in accordance with U.S. government cost accounting standards (CAS).

24  SAIC Annual Report

PART II

Fiscal 2014 Compared to Fiscal 2013

Revenues. Total revenues decreased $660 million, or 14%, for fiscal 2014 as compared to fiscal 2013. Revenue contraction was primarily due to the loss of the DGS program ($293 million), decrease in activity on logistics programs primarily related to the drawdown in theater ($156 million), lower material and subcontract revenues on Navy contract vehicles ($123 million) and completion of a program to supply technical support to the Army ($52 million). The remainder of the decline was driven by the slower U.S. government contract ordering environment resulting from budget pressures.

Operating Income. Operating income decreased $98 million to 4.4% of total revenues for fiscal 2014 from 5.9% of total revenues for fiscal 2013 primarily driven by decreased operating income on lower revenue volume ($41 million), increased separation transaction and restructuring costs ($30 million), lower revenues on relatively higher profit margin contracts such as DGS ($12 million), non-recurring costs for external consulting services related to IT system replication in preparation for the separation ($5 million), and an increase in unfavorable changes in estimates on contracts accounted for under the percentage of completion revenue recognition method ($2 million).

Cash Flows from Operating Activities. Cash flows provided by operating activities were $183 million for fiscal 2014, which was a decrease of $97 million as compared to the comparable prior year period. The decrease was primarily due to lower net income and a reduction in accrued vacation in fiscal 2014. We changed our vacation accrual policy in the fourth quarter of fiscal 2014. Under the revised policy the maximum vacation accrual was reduced and employees will no longer earn vacation once the maximum has been reached. This change resulted in a payment to employees of approximately $14 million for previously accrued vacation above the revised maximum level.

Fiscal 2013 Compared to Fiscal 2012

Revenues. Total revenues increased $48 million, or 1%, in fiscal 2013 as compared to fiscal 2012. The increase in total revenues was attributable to increased activity on a number of contracts, including on a program to operate and maintain the enterprise network information technology infrastructure for the Department of State ($145 million), a prime contract with the Defense Logistics Agency to provide supply chain management and delivery of military land and aircraft tires ($136 million), and a systems and software maintenance/upgrade program for the U.S. Army ($114 million). These increases were partially offset by reduced revenues from the U.S. Army Brigade Combat Team Modernization contract as a result of the program’s termination during fiscal 2012 ($154 million), declines in various federal civilian programs ($139 million) and reduced activity on a program to provide systems engineering and management support for the U.S. Navy ($54 million).

Operating Income. Operating income decreased $18 million to 5.9% of total revenues in fiscal 2013 from 6.3% of total revenues in fiscal 2012. Fiscal 2013 operating income was negatively impacted by separation transaction expenses associated with the planned separation ($28 million), a net unfavorable change in contract estimates ($2 million) as compared to a net favorable change in the prior year ($9 million) and a gain in the prior year on the sale of certain assets previously used in developing guidance and navigation control systems for precision munitions ($5 million). These decreases were partially offset by a prior year settlement charge for a litigation matter involving work performed for the National Center for Critical Information Processing ($22 million) in fiscal 2012.

Cash Flows from Operating Activities. Cash flows provided by operating activities decreased $23 million for fiscal 2013 as compared to fiscal 2012, primarily due to a decrease in the relative amount of accounts payable and accrued liabilities. The decrease was partially offset by a reduction in the average time to collect accounts receivable, which benefited from the U.S. government’s accelerated payment initiative that encouraged agencies to more timely pay contractors.

Other Key Performance Measures

In addition to the primary financial performance measures discussed above, we also believe that bookings and backlog are useful measures for management and investors to evaluate our potential future revenues. In addition, we consider measures such as contract types and revenue mix to be useful for management and investors to evaluate our operating income and performance.

Bookings and Backlog. We had net bookings worth an estimated $3.0 billion and $3.8 billion during fiscal 2014 and fiscal 2013, respectively. Net bookings represent the estimated amount of revenue to be earned in the future from funded and unfunded contract awards that were received during the period, net of any adjustments to estimates on previously awarded contracts. We calculate net bookings as the period’s ending backlog plus the period’s revenues less the prior period’s ending backlog. Backlog represents the estimated amount of future revenues to be recognized under negotiated contracts as work is performed. Backlog related to future revenues to be performed by former Parent is included in the values presented below. We segregate our backlog into two categories as follows:

•

Funded Backlog. Funded backlog for contracts with government agencies primarily represents estimated amounts of revenue to be earned in the future from contracts for which funding is appropriated less revenues previously recognized

SAIC Annual Report  25

PART II

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

The estimated value of our total backlog as of the dates presented was as follows:

	January 31
	2014	2013
	(in millions)
Funded backlog	$1,639	$1,953
Negotiated unfunded backlog	5,012	5,811
Total backlog	$6,651	$7,764

The year over year decline in backlog was driven primarily by a decrease in contract awards largely as a result of aggressive competition driven by U.S. government spending reductions and changing priorities in addition to revenues recognized by us in fiscal 2014. We currently have approximately $250 million in contract awards that are under protest and will not be included in backlog unless and until the protest is resolved in our favor.

Bookings and backlog fluctuate from period to period depending on the timing of contract awards, renewals, modifications and cancellations.

We expect to recognize revenue from a substantial portion of our funded backlog within the next 12 months (from the end of the reporting period). However, the U.S. government can adjust the scope of services of or cancel contracts at any time. Similarly, certain contracts with commercial customers include provisions that allow the customer to cancel prior to contract completion. Most of our contracts have cancellation terms that would permit us to recover all or a portion of our incurred costs and fees for work performed.

Contract Types. Our earnings and profitability may vary materially depending on changes in the proportionate amount of revenues derived from each type of contract. For a discussion of the types of contracts under which we generate revenue, see “Business-Contract Types” in Part I of this Annual Report. The following table summarizes revenues by contract type as a percentage of total revenues for the periods presented:

	Year ended January 31
	2014	2013	2012
Cost reimbursement	37%	38%	44%
Time and materials (T&M) and fixed-price level of effort (FP-LOE)	31%	29%	27%
Firm-fixed price (FFP)	32%	33%	29%
Total	100%	100%	100%

26  SAIC Annual Report

PART II

Revenue Mix. We generate revenues under our contracts from the efforts of our employees, which we refer to as labor-related revenues, the efforts of our subcontractors and the materials provided on a contract. Our subcontractor-related revenues and materials-related revenues generally have lower margins than our labor-related revenues. The following table presents changes in labor-related, subcontractor-related and materials-related revenues for the periods presented:

	Year ended January 31
	2014	Percent change	2013	Percent change	2012
	(dollars in millions)
Labor-related revenues	$1,785	(10%)	$1,983	(5%)	$2,083
As a % of revenues	43%		42%		44%
Subcontractor-related revenues	1,507	(17%)	1,821	(1%)	1,837
As a % of revenues	37%		38%		39%
Supply chain materials-related revenues	573	(15%)	671	32%	508
As a % of revenues	14%		14%		11%
Other materials-related revenues	256	(16%)	306	0%	305
As a % of revenues	6%		6%		6%

Subcontractor-related revenues decreased for fiscal 2014 relative to the respective prior periods primarily due to the ramp down of the DGS program. Materials-related revenues decreased for fiscal 2014 relative to the respective prior periods primarily on IT and logistics contracts affected by the in-theater force drawdown and due to the completion of a program to supply IT infrastructure support for the Army.

For fiscal 2013, the increase in materials-related revenues as compared to labor-related revenues from fiscal 2012 was primarily due to increased activity as a prime contractor on large programs involving significant material deliveries. This included a contract to provide supply chain management and delivery of military land and aircraft tires. Labor-related revenues declined during fiscal 2013, largely due to the ending of the U.S. Army Brigade Combat Team Modernization program in the third quarter of fiscal 2012.

Liquidity and Capital Resources

Our business requires minimal infrastructure investment because we are primarily a services provider. We expect to fund our ongoing working capital, capital expenditures, commitments and other discretionary investments with existing cash and cash equivalents, future cash flows from operations and, if needed, borrowings under our $200 million Revolving Credit Facility.

In connection with the separation, we raised $500 million from advances under our Term Loan Facility, of which $295 million was used to pay a cash distribution to former Parent. Our $500 million borrowing under the Term Loan Facility and, if used in the future, the Revolving Credit Facility will incur interest at a variable rate. In September 2013, in accordance with our risk management objectives, we entered into fixed rate swap agreements for the same notional amount and tenor as the Term Loan Facility. These instruments are used to hedge the variability in interest payment cash flows and are accounted for as a cash flow hedge. Under the swap agreements, we pay the fixed rate and the counterparties to the agreement pay a floating interest rate, for which settlement occurs monthly.

We anticipate that our future cash needs will be for working capital, capital expenditures, commitments and strategic investments. Our ability to fund these needs will depend, in part, on our ability to generate cash in the future, which depends on our future financial results, which are subject to general economic, financial, competitive, legislative and regulatory factors. Furthermore, our ability to forecast future cash flows is more limited because we do not have a recent operating history as a stand-alone company.

Although we believe that the arrangements in place will permit us to finance our operations on acceptable terms and conditions, our access to, and the availability of, financing on acceptable terms and conditions in the future will be impacted by many factors, including: our credit ratings, the liquidity of the overall capital markets and overall economic conditions. We cannot assure that such financing will be available to us on acceptable terms or that such financing will be available at all. We believe that our future cash from operations together with our existing cash and cash equivalents, as well as access to bank financing and capital markets will provide adequate resources to fund our short-term and long-term liquidity and capital needs.

SAIC Annual Report  27

PART II

Historical Cash Flow Trends

The following table summarizes cash flow information for the periods presented:

	Year ended January 31
	2014	2013	2012
	(in millions)
Total cash flows provided by operating activities	$183	$280	$303
Total cash flows used in investing activities	(16)	(6)	(1)
Total cash flows provided by (used in) financing activities	86	(274)	(302)
Total increase in cash and cash equivalents	$253	$—	$—

Cash Provided by Operating Activities. Refer to “Results of Operations” above for a discussion of the changes in cash provided by operating activities between fiscal 2014 and fiscal 2013 and between fiscal 2013 and fiscal 2012.

Cash Used in Investing Activities. Cash used in investing activities for fiscal 2014 increased by $10 million over the prior year due primarily to investments in facility leasehold improvements and furniture and fixtures related to the renovation of our corporate headquarters as a result of our separation from former Parent. The increase from fiscal 2012 to fiscal 2013 was also as a result of increased investments in plant, property, and equipment.

Cash Provided by (Used in) Financing Activities. For fiscal 2014 and prior to separation, financing activities primarily consisted of borrowings under the Term Loan Facility of $495 million (net of $5 million in debt issuance costs), payment of a dividend to former Parent of $295 million, and net transfers to former Parent using a centralized cash management approach for the periods prior to separation whereby the cash generated from our operations was received by former Parent to settle its obligations, including those related to our operations.

Subsequent to separation, we paid two quarterly cash dividends to our stockholders totaling $27 million.

Outstanding Indebtedness

Long-term Debt and Capital Leases. Our long-term debt and capital lease obligations for the periods presented consisted of the following:

		January 31
	Stated & effective interest rate	2014	2013
		(in millions)
Term loan facility	1.94%	$500	$—
Capital leases and other notes payable due on various dates through fiscal 2016		2	3
Total long-term debt and capital lease obligations		502	3
Less current portion		13	2
Total long-term debt, net of current portion		$489	$1

The Term Loan Facility contains financial covenants and customary restrictive covenants, including limitations on the ability to merge or consolidate with other entities, property sale and lease back transactions, and dividend and stock repurchases under certain leverage ratios. We were in compliance with all covenants as of January 31, 2014.

Revolving Credit Facility. We have a revolving credit facility providing for up to $200 million in unsecured borrowing capacity bearing interest at variable rates through September 2018.

For additional information on our notes payable and long-term debt see Note 9 of the notes to the consolidated and combined financial statements contained within this Annual Report.

Off-Balance Sheet Arrangements

We have obligations relating to letters of credit outstanding principally related to guarantees on contracts with foreign government customers and obligations relating to surety bonds outstanding principally related to performance and payment bonds as described in Note 15 of the notes to consolidated and combined financial statements contained within this Annual Report. The letters of credit and surety bonds initially were obtained by former Parent and we are required to satisfy these obligations under the terms of the distribution agreement between former Parent and us. These arrangements have not had,

28  SAIC Annual Report

PART II

and management does not believe it is likely that they will in the future have, a material effect on our liquidity, capital resources, operations or financial condition.

Contractual Obligations

The following table summarizes, as of January 31, 2014, our obligations to make future payments pursuant to certain contracts or arrangements and provides an estimate of the fiscal years in which these obligations are expected to be satisfied:

	Payments Due by Fiscal Year
	Total	2015	2016- 2017	2018- 2019	2020 and Thereafter
	(in millions)
Contractual obligations:
Long-term debt and capital lease obligations, including current portion (1)	$502	$13	$76	$413	$—
Interest payments on long-term debt (2)	62	10	26	26	—
Operating lease obligations	98	24	37	23	14
Estimated purchase obligations (3)	71	49	20	2	—
Other long-term liabilities (4)	17	4	5	4	4
Total contractual obligations	$750	$100	$164	$468	$18

(1)	The amounts presented are based on an anticipated loan repayment schedule however we have the option to prepay loan principal amounts at any time.

(2)

Amounts represent an estimate of future variable interest payments on the Term Credit Facility based on scheduled outstanding principal amounts and projected 1-month LIBOR as of January 31, 2014. We have the option to prepay loan principal amounts, in which case interest would not be due and we would not have a contractual obligation. The above table excludes the effects of interest rate swaps used to hedge against changes in 1-month LIBOR.

(3)

Includes estimated obligations to transfer funds under legally enforceable agreements for fixed or minimum amounts or quantities of goods or services at fixed or minimum prices. Excludes purchase orders for services or products to be delivered pursuant to U.S. government contracts in which we have full recourse under normal contract termination clauses.

(4)

Other long-term liabilities primarily consist of liabilities associated with deferred compensation plan obligations and deferred rent and excludes the liabilities associated with tax liabilities for uncertain tax positions. Deferred compensation plan obligations have been allocated to fiscal years based upon participants’ payment elections upon retirement and estimated retirement ages but is subject to acceleration upon participants’ termination of employment prior to retirement. Deferred rent has been allocated to fiscal years on a straight-line basis over the remaining contractual lease term but actual expense may be accelerated upon early termination of the lease arrangement (or vacating a leased facility prior to the end of the lease).

Commitments and Contingencies

We are subject to a number of reviews, investigations, claims, lawsuits and other uncertainties related to our business. For a discussion of these items, see Note 15 of the notes to the consolidated and combined financial statements contained within this Annual Report.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our combined financial statements, which are prepared in accordance with U.S. generally accepted accounting principles (GAAP). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. Management evaluates these estimates and assumptions on an ongoing basis. Our estimates and assumptions have been prepared on the basis of the most current reasonably available information. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates under different assumptions and conditions.

We have several significant accounting policies that are both important to the presentation of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments. Typically, the circumstances that make these judgments difficult, subjective and complex have to do with making estimates about the effect of matters that are inherently uncertain. Our significant accounting policies are described below.

Revenue Recognition. We generate our revenues from various types of contracts, which include FFP, T&M, FP-LOE, cost-plus-fixed-fee, cost-plus-award-fee and cost-plus-incentive-fee contracts.

SAIC Annual Report  29

PART II

FFP contracts—Revenues and fees on these contracts that are system integration or engineering in nature are primarily recognized using the percentage-of-completion method of accounting utilizing the cost-to-cost method.

T&M contracts—Revenue is recognized on T&M contracts with the U.S. government using the percentage-of-completion method of accounting utilizing an output measure of progress. Revenue is recognized on T&M contracts with non-U.S. government customers using a proportional performance method. Under both of these methods, revenue is recognized based on the hours provided in performance under the contract multiplied by the negotiated contract billing rates, plus the negotiated contract billing rate of any allowable material and subcontract costs and out-of-pocket expenses.

FP-LOE contracts—These contracts are substantially similar to T&M contracts except they require a specified level of effort over a stated period of time. Accordingly, we recognize revenue on FP-LOE contracts with the U.S. government in a manner similar to T&M contracts in which we measure progress toward completion based on the hours provided in performance of the contract multiplied by the negotiated contract billing rates, plus the negotiated contract billing rate of any allowable material costs and out-of-pocket expenses.

Cost-plus-fixed-fee contracts—Revenue is recognized on cost-plus-fixed-fee contracts with the U.S. government on the basis of partial performance equal to costs incurred, plus an estimate of applicable fees earned as we become contractually entitled to reimbursement of costs and the applicable fees.

Cost-plus-award-fee/cost-plus-incentive fee contracts—Revenues and fees on these contracts with the U.S. government are primarily recognized using the percentage-of-completion method of accounting, most often based on the cost-to-cost method. We include an estimate of the ultimate incentive or award fee to be received on the contract in the estimate of contract revenues for purposes of applying the percentage-of-completion method of accounting.

Revenues from services and maintenance contracts, notwithstanding contract type, are recognized over the term of the respective contracts as the services are performed and revenue is earned. Revenues from unit-priced contracts are recognized as transactions are processed based on objective measures of output.

We also use the efforts-expended method of percentage-of-completion accounting using measures such as labor dollars for measuring progress toward completion in situations in which this approach is more representative of the progress on the contract. For example, the efforts-expended method is utilized when there are significant amounts of materials or hardware procured for the contract that is not representative of progress on the contract. We also evaluate contracts for multiple elements, and when appropriate, separate the contracts into separate units of accounting for revenue recognition.

We provide for anticipated losses on all types of contracts by recording an expense during the period in which the losses are determined. Amounts billed and collected but not yet earned as revenues under certain types of contracts are deferred. Contract costs incurred for U.S. government contracts, including indirect costs, are subject to audit and adjustment through negotiations with government representatives. Revenues on U.S. government contracts have been recorded in amounts that are expected to be realized upon final settlement.

Contract claims are unanticipated additional costs incurred but not provided for in the executed contract price that the Company seeks to recover from the customer. Such costs are expensed as incurred. Additional revenue related to contract claims is recognized when the amounts are awarded by the customer.

In certain situations, primarily where the Company is not the primary obligor on certain elements of a contract the Company recognizes as revenue the net management fee associated with the services and excludes from its income statement the gross sales and costs associated with the facility or other vendors’ products.

Changes in Estimates on Contracts. Changes in estimates related to contracts accounted for using the cost-to-cost percentage-of-completion method of accounting are recognized in the period in which such changes are made for the inception-to-date effect of the changes. Changes in these estimates can routinely occur over the contract performance period for a variety of reasons, including changes in contract scope, changes in contract cost estimates due to unanticipated cost growth or retirements of risk for amounts different than estimated, and changes in estimated incentive or award fees. Aggregate changes in contract estimates reduced operating income by $4 million for fiscal 2014, reduced operating income by $2 million for fiscal 2013, and increased operating income by $9 million for fiscal 2012. For additional information related to changes in estimates on contracts, including gross favorable and unfavorable adjustments as well as the impact to earnings per share, see Note 1 of the notes to the consolidated and combined financial statements contained within this Annual Report.

Receivables. Our accounts receivable include both receivables billed to customers and unbilled receivables, which consist of costs and fees billable upon contract completion or the occurrence of a specified event, the majority of which is expected to be billed and collected within one year. Unbilled receivables are stated at estimated realizable value. Since our receivables

30  SAIC Annual Report

PART II

are primarily with the U.S. government, we do not have a material credit risk exposure. Contract retentions are billed when we have negotiated final indirect rates with the U.S. government and, once billed, are subject to audit and approval by government representatives. Consequently, the timing of collection of retention balances is outside our control. Based on our historical experience, the majority of retention balances are expected to be collected beyond one year and write-offs of retention balances have not been significant. Contract claims are unanticipated additional costs incurred but not provided for in the executed contract price that we seek to recover from the customer. Such costs are expensed as incurred. Revenue related to contract claims is recognized when the contract price is adjusted by the customer.

Goodwill and Intangible Assets Impairment. We evaluate goodwill for potential impairment annually at the beginning of the fourth quarter, or whenever events or circumstances indicate that the carrying value of goodwill may not be recoverable. The goodwill impairment test is a two-step process performed at the reporting unit level. The first step consists of estimating the fair values of each of the reporting units based on a market approach. Fair value computed using this method is determined using a number of factors, including projected future operating results and business plans, economic projections, anticipated future cash flows, comparable market data based on industry grouping, and the cost of capital. The estimated fair values are compared with the carrying values of the reporting units. If the fair value is less than the carrying value of a reporting unit, which includes the allocated goodwill, a second step is performed to compute the amount of the impairment by determining an implied fair value of goodwill. The implied fair value of goodwill is the residual fair value derived by deducting the fair value of a reporting unit’s identifiable assets and liabilities from its estimated fair value calculated in the first step. The impairment expense represents the excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of the reporting unit’s goodwill.

We face uncertainty in our business environment due to the substantial fiscal and economic challenges facing the U.S. government, its primary customer. Adverse changes, such as the manner in which budget cuts are implemented, including sequestration, and issues related to the nation’s debt ceiling, could negatively impact our expected future operating results and potentially result in an impairment of goodwill.

Intangible assets with finite lives are assessed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We did not recognize any impairment losses on intangible assets during the last three fiscal years.

Income Taxes. Prior to the separation our operations were historically included in former Parent’s U.S. federal and state income tax returns and all income taxes were paid by former Parent. Income taxes are presented in the consolidated and combined financial statements as if we filed our own tax returns on a separate tax return basis. Income tax liabilities were assumed to be immediately settled with former Parent against the parent company investment account.

Following the separation, we account for income taxes under the asset and liability method of accounting, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Under this method, changes in tax rates and laws are recognized in income in the period such changes are enacted. The provision for federal, state, foreign and local income taxes is calculated on income before income taxes based on current tax law and includes the cumulative effect of any changes in tax rates from those used previously in determining deferred tax assets and liabilities. Such provision differs from the amounts currently payable because certain items of income and expense are recognized in different reporting periods for financial reporting purposes than for income tax purposes. Recording our provision for income taxes requires management to make significant judgments and estimates for matters whose ultimate resolution may not become known until the final resolution of an examination by the IRS or state agencies. Additionally, recording liabilities for uncertain tax positions involves significant judgment in evaluating our tax positions and developing our best estimate of the taxes ultimately expected to be paid.

We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent results of operations. If we were to determine that we would be able to realize our deferred income tax assets in the future in excess of their net recorded amount or would no longer be able to realize our deferred income tax assets in the future as currently recorded, we would make an adjustment to the valuation allowance which would decrease or increase the provision for income taxes.

We have also recognized liabilities for uncertain tax positions when it is more likely than not that a tax position will not be sustained upon examination and settlement with various taxing authorities. Liabilities for uncertain tax positions are measured based upon the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.

Stock-Based Compensation. We issue stock-based awards, including stock options and vesting stock awards, as compensation to employees and directors. These awards are accounted for as equity awards. We recognize stock-based

SAIC Annual Report  31

PART II

compensation expense net of estimated forfeitures on a straight-line basis over the underlying award’s requisite service period, as measured using the award’s grant-date fair value. We estimate forfeitures using former Parent’s historical experience. At separation all former Parent stock-based awards held by our employees were converted into awards of the stock-based compensation plans sponsored by us, as discussed in Note 6 of the notes to the consolidated and combined financial statements contained within this Annual Report.

We use the Black-Scholes option-pricing model to calculate the grant date fair value of stock options awarded. The model calculates the fair value of stock options based on input assumptions about, among other things, employee exercise behavior and the expected volatility of our common stock. The assumptions used in the model represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and recognize expense only for those awards expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. For further discussion on the assumptions used, see Note 6 of the notes to the consolidated and combined financial statements contained within this Annual Report.

Recently Issued But Not Yet Adopted Accounting Pronouncements

New pronouncements issued but not effective until after January 31, 2014 are not expected to have a material impact on our financial position, results of operations or cash flows.

Effects of Inflation

Approximately 40% of our revenues for fiscal 2014 were derived from cost-reimbursement type contracts, which are generally completed within one year. Bids for longer-term FFP, T&M and FP-LOE contracts typically include sufficient provisions for labor and other cost escalations to cover anticipated cost increases over the period of performance. As a result, our revenues and costs have generally both increased commensurate with inflation and operating income as a percentage of total revenues has not been significantly affected.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain market risks in the normal course of business. The following information about our market sensitive financial instruments contains forward-looking statements.

Foreign Currency Risk

From time to time, we may enter into foreign currency forward contracts to manage a portion of the exchange rate risk related to receipts from customers and payments to suppliers denominated in foreign currencies. Since the substantial majority of our business is conducted in U.S. dollars, a 10% change in foreign currency exchange rates would not have a material impact to our financial position or results of operations.

Interest Rate Risk

Debt obligations. We have approximately $500 million of variable rate debt. The fair value of our outstanding long-term debt obligations approximate their carrying value. Our financial risk management objective is to reduce variability in earnings from changes in interest rates, which we may manage through operational means or the use of financial instruments, such as interest rate swaps. In connection with the issuance of our variable rate Term Loan Facility, we entered into fixed interest rate swap agreements with the same aggregate notional amount and tenor as the underlying debt, effectively converting our variable rate debt to fixed rate debt in order to mitigate our exposure to fluctuations in interest rates. Accordingly, a hypothetical 50 basis points (bps) change to interest rates would not materially change our results of operations or cash flows. For additional information related to our debt and interest rate swap agreements, see Notes 9 and 10, respectively, to the consolidated and combined financial statements contained in this Annual Report.

Derivatives. As of January 31, 2014, the fair value of our fixed interest rate swaps was $3 million (liability). Under the swap agreements, we pay a fixed rate of 1.41% and the counterparties to the agreements pay a floating interest rate based on 1-month LIBOR. A hypothetical 50 bps change in the 1-month LIBOR curve would change the fair value of the fixed interest rate swaps up to $10 million (liability or asset). Since the interest rate swaps are accounted for as cash flow hedges, the change in fair value is reported as a component of equity (accumulated other comprehensive income or loss). We do not hold or issue derivative financial instruments for trading or speculative purposes. For additional information related to calculating the fair value of our interest rate swaps, see Note 1 of the consolidated and combined financial statements included in this Annual Report.

Cash equivalents. A 10% unfavorable interest rate movement for interest earned on our cash and cash equivalents would not materially impact the value of the holdings and would have a negligible impact on interest income at current market interest rates.

32  SAIC Annual Report

PART II

Inflation Risk

We have generally been able to anticipate increases in costs when pricing our contracts. Bids for longer-term firm fixed-price contracts typically include labor and other cost escalations in amounts that historically have been sufficient to cover cost increases over the period of performance.

Item 8. Financial Statements and Supplementary Data

See our consolidated and combined financial statements attached hereto and listed on the Index to Consolidated and Combined Financial Statements set forth on page F-1 of this Annual Report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer (our Chief Executive Officer) and principal financial officer (our Executive Vice President and Chief Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of January 31, 2014, and our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of fiscal 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, completely, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with GAAP; (iii) provide reasonable assurance that our receipts and expenditures are made only in accordance with the authorization of our management and directors, and (iv) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the consolidated and combined financial statements. Internal control over financial reporting includes the controls themselves, monitoring and internal auditing practices and actions taken to correct deficiencies as identified.

Because the rules of the SEC provide for a transition period before newly public companies are required to provide a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm, this annual report does not include such a report of management’s assessment or an attestation report of the Company’s registered public accounting firm.

Although our management, including the CEO and the CFO, is responsible for establishing and maintaining adequate internal control over financial reporting, because of inherent limitations, our management does not expect that our internal controls over financial reporting will prevent or detect all errors and all fraud. Also, once we are required under SEC rules to provide management’s assessment regarding internal control over financial reporting, projections of any evaluation of effectiveness in such assessment to future periods are subject to the risk that controls may be inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Item  9B. Other Information

None.

SAIC Annual Report  33

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

For certain information required by Item 10 with respect to executive officers, see “Executive Officers of the Registrant” at the end of Part I of this Annual Report. For additional information required by Item 10 with respect to executive officers and directors, including audit committee and audit committee financial experts, procedures by which stockholders may recommend nominees to the board of directors, and compliance with Section 16(a) of the Securities Exchange Act of 1934, see the information set forth under the captions “Proposal 1–Election of Directors,” “Corporate Governance” and “Other Information” appearing in the 2014 Proxy Statement, which information is incorporated by reference into this Annual Report.

We have adopted a code of business ethics that applies to our principal executive officer and our senior financial officers. A copy of our Code of Ethics for Principal Executive Officer and Senior Financial Officers is available on the Investor Relations section of our website free of charge at www.saic.com by clicking on the links entitled “About” then “Investors” then “Corporate Governance” and then “Code of Conduct.” We intend to post on our website any material changes to or waivers from our code of business ethics. The information on our website is not incorporated by reference into and is not a part of this Annual Report.

Item 11. Executive Compensation

For information required by Item 11 with respect to executive compensation, see the information set forth under the captions “Compensation Discussion and Analysis,” “Executive Compensation” and “Corporate Governance” in the 2014 Proxy Statement, which information is incorporated by reference into this Annual Report.

For information required by Item 11 with respect to compensation committee interlocks and insider participation, see the information set forth under the caption “Corporate Governance” in the 2014 Proxy Statement, which information is incorporated by reference into this Annual Report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

For information required by Item 12 with respect to the security ownership of certain beneficial owners and management, see the information set forth under the caption “Other Information” in the 2014 Proxy Statement, which information is incorporated by reference into this Annual Report.

We currently maintain four shareholder-approved equity compensation plans that issue stock-based awards including the 2013 Equity Incentive Plan, the Stock Compensation Plan, the Management Stock Compensation Plan and the 2013 Employee Stock Purchase Plan. For summaries of these plans, see Note 6 of the notes to the consolidated and combined financial statements contained within this Annual Report. The following table provides the number of shares of our common stock subject to stock options, the weighted-average exercise price of the outstanding stock options and the number of shares remaining for future award grants as of January 31, 2014:

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1) (a)	Weighted-average exercise price of outstanding options, warrants and rights (2) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (3) (c)
Equity compensation plans approved by security holders	5,547,626	$31.92	986,296
Equity compensation plans not approved by security holders	—	$—	—
Total	5,547,626		986,296

(1)

This amount includes 3,355,428 stock options outstanding and 2,192,198 shares issuable for other stock-based awards under the 2013 Equity Incentive Plan. This amount does not include shares to be issued pursuant to purchase rights under the 2013 Employee Stock Purchase Plan.

(2)	Does not include shares to be issued for stock-based awards, other than stock options, which will not require any payment upon issuance of those shares.

(3)

Represents shares of our common stock available for issuance under the 2013 Employee Stock Purchase Plan. The maximum number of shares initially available for issuance under the 2013 Employee Stock Purchase Plan was 1 million. The 2013 Employee Stock Purchase Plan provides for an automatic increase to the share reserve on the first day of each fiscal year beginning on February 1, 2014 in an amount equal to the lesser of (i) 1 million shares, (ii) two percent of the number of shares of our common stock outstanding on the last day of the immediately preceding fiscal year or (iii) a number determined by the compensation committee of the board of directors. The maximum number of shares available for issuance under the 2013

34  SAIC Annual Report

PART III

Equity Incentive Plan is 5.7 million. There were approximately 5.7 million equity awards under the 2013 Equity Incentive Plan assumed in connection with the Spin-Off. We also have granted approximately 500,000 awards under the 2013 Equity Incentive Plan following the Spin-Off, which together with the awards assumed in the Spin-Off total 6.0 million (net of awards forfeited, expired and canceled since the Spin-Off through January 31, 2014). We expect that the number of shares actually issued under the 2013 Equity Incentive Plan will be significantly less than the number of total awards outstanding under the plan because (a) a net option exercise results in a smaller portion of the number of award shares being issued when a participant uses award shares, rather than cash, to pay the exercise price, which historically most participants have elected to do, (b) most participants historically have elected to let the company retain award shares to pay for taxes due on the exercise of options and all participants are required to use award shares to pay for taxes upon the vesting of restricted stock or restricted stock units, (c) some participants may leave employment with us before the vesting of awards resulting in awards being forfeited and (d) some participants may not exercise stock options before the expiration date for a variety of reasons, including if the exercise price exceeds the then current market price of shares.

Item 13. Certain Relationships and Related Transactions, and Director Independence

For information required by Item 13 with respect to certain relationships and related transactions and the independence of directors and nominees, see the information set forth under the caption “Corporate Governance” in the 2014 Proxy Statement, which information is incorporated by reference into this Annual Report.

Item 14. Principal Accounting Fees and Services

For information required by Item 14 with respect to principal accounting fees and services, see the information set forth under the caption “Audit Matters” in the 2014 Proxy Statement, which information is incorporated by reference into this Annual Report.

SAIC Annual Report  35

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) Documents filed as part of the report:

1. Financial Statements

Our consolidated and combined financial statements are attached hereto and listed on the Index to Consolidated and Combined Financial Statements set forth on page F-1 of this Annual Report.

2. Financial Statement Schedules

Financial statement schedules are omitted because they are not applicable or the required information is shown in our consolidated and combined financial statements or the notes thereto.

3. Exhibits

Exhibit Number	Description of Exhibit
2.1	Distribution Agreement dated September 25, 2013, between the Company (formerly SAIC Gemini, Inc.) and Leidos Holdings, Inc. (formerly SAIC, Inc.). Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K as filed with the SEC on October 1, 2013.

3.1	Amended and Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed with the SEC on October 1, 2013.

3.2	Amended and Restated Bylaws. Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K as filed with the SEC on October 1, 2013.

10.1	Credit Agreement, dated June 27, 2013 by and among the Company (formerly SAIC, Inc.), Leidos Holdings, Inc. (formerly SAIC, Inc.), Citibank N.A. as administrative agent, and Bank of America, N.A., as a syndication agent, and the other lenders party thereto. Incorporated by reference to Exhibit 10.4 of Amendment No. 3 to the Company’s Registration Statement on Form 10 as filed with the SEC on August 20, 2013.

10.2*	Science Applications International Corporation Stock Compensation Plan, effective September 27, 2013. Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 as filed with the SEC on September 27, 2013.

10.3*	Science Applications International Corporation Management Stock Compensation Plan, effective September 27, 2013. Incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 as filed with the SEC on September 27, 2013.

10.4*	Science Applications International Corporation Key Executive Stock Deferral Plan, effective September 27, 2013. Incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8 as filed with the SEC on September 27, 2013.

10.5*	Keystaff Deferral Plan, effective September 27, 2013. Incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8 as filed with the SEC on September 27, 2013.

10.6*	Science Applications International Corporation 2013 Employee Stock Purchase Plan, effective October 1, 2013. Incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-8 as filed with the SEC on September 27, 2013.

10.7*	Science Applications International Corporation 401(k) Excess Deferral Plan, effective September 27, 2013. Incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-8 as filed with the SEC on September 27, 2013.

10.8*	Science Applications International Corporation Retirement Plan, effective September 27, 2013. Incorporated by reference to Exhibit 4.9 to the Company’s Registration Statement on Form S-8 as filed with the SEC on September 27, 2013.

10.9*	Science Applications International Corporation 2013 Equity Incentive Plan, effective September 27, 2013. Incorporated by reference to Exhibit 4.10 to the Company’s Registration Statement on Form S-8 as filed with the SEC on September 27, 2013.

10.10*	Form of Restricted Stock Unit Award Agreement (Management) of the Science Applications International Corporation 2013 Equity Incentive Plan. Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q as filed with the SEC on December 13, 2013.

36  SAIC Annual Report

PART IV

Exhibit Number	Description of Exhibit

10.11*	Form of Restricted Stock Unit Award Agreement (3 Year Cliff Vesting) of the Science Applications International Corporation 2013 Equity Incentive Plan. Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q as filed with the SEC on December 13, 2013.

10.12*	Form of Restricted Stock Unit Award Agreement of the Science Applications International Corporation 2013 Equity Incentive Plan.

10.13*	Form of Nonstatutory Stock Option Agreement (3 Year Cliff Vesting) of the Science Applications International Corporation 2013 Equity Incentive Plan. Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q as filed with the SEC on December 13, 2013.

10.14*	Form of Nonstatutory Stock Option Agreement of the Science Applications International Corporation 2013 Equity Incentive Plan.

10.15*	Form of Performance Share Award Agreement of the Science Applications International Corporation 2013 Equity Incentive Plan.

10.16	Master Transition Services Agreement dated September 25, 2013, between the Company (formerly SAIC Gemini, Inc.) and Leidos Holdings, Inc. (formerly SAIC, Inc.). Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K as filed with the SEC on October 1, 2013.

10.17	Tax Matters Agreement dated September 25, 2013, between the Company (formerly SAIC Gemini, Inc.) and Leidos Holdings, Inc. (formerly SAIC, Inc.). Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the SEC on October 1, 2013.

10.18	Employee Matters Agreement dated September 25, 2013, between the Company (formerly SAIC Gemini, Inc.) and Leidos Holdings, Inc. (formerly SAIC, Inc.). Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on October 1, 2013.

10.19	Master Transitional Contracting Agreement between the Company (formerly SAIC Gemini, Inc.) and Leidos Holdings, Inc. (formerly SAIC, Inc.) dated September 25, 2013. Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q as filed with the SEC on December 13, 2013.

10.20	Administrative Agreement, dated August 21, 2012, between Leidos, Inc. (formerly Science Applications International Corporation) and the United States Army on behalf of the U.S. Government. Incorporated by reference to Exhibit 10.14 of Amendment No. 3 to the Company’s Registration Statement on Form 10 as filed with the SEC on August 20, 2013.

10.21	Deferred Prosecution Agreement, effective March 14, 2012, between Leidos, Inc. (formerly Science Applications International Corporation) and the U.S. Attorney’s Office for the Southern District of New York. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by Leidos, Inc. as filed with the SEC on March 14, 2012.

21	Subsidiaries of Registrant.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File.

*	Executive Compensation Plans and Arrangements

SAIC Annual Report  37

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Science Applications International Corporation

By	/s/ John R. Hartley
John R. Hartley Executive Vice President and Chief Financial Officer

Dated: April 8, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Anthony J. Moraco Anthony J. Moraco	Principal Executive Officer and Director	April 8, 2014

/s/ John R. Hartley John R. Hartley	Principal Financial Officer and Principal Accounting Officer	April 8, 2014

/s/ Edward J. Sanderson, Jr. Edward J. Sanderson, Jr.	Chair of the Board	April 8, 2014

/s/ Robert A. Bedingfield Robert A. Bedingfield	Director	April 8, 2014

/s/ Jere A. Drummond Jere A. Drummond	Director	April 8, 2014

/s/ Thomas F. Frist III Thomas F. Frist, III	Director	April 8, 2014

/s/ John J. Hamre John J. Hamre	Director	April 8, 2014

/s/ Donna S. Morea Donna S. Morea	Director	April 8, 2014

/s/ Steven R. Shane Steven R. Shane	Director	April 8, 2014

38  SAIC Annual Report

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Financial statement schedules are omitted because they are not applicable or the required information is shown in our consolidated and combined financial statements or the notes thereto.

SAIC Annual Report  F-1

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Science Applications International Corporation

McLean, Virginia

We have audited the accompanying consolidated and combined balance sheets of Science Applications International Corporation and subsidiaries (the “Company”) as of January 31, 2014 and 2013, and the related consolidated and combined statements of income and comprehensive income, equity, and cash flows for each of the three years in the period ended January 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated and combined financial statements present fairly, in all material respects, the financial position of Science Applications International Corporation and subsidiaries as of January 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated and combined financial statements, on and prior to September 27, 2013, the consolidated and combined financial statements were prepared from separate records maintained by the Company’s former parent and may not necessarily be indicative of the conditions that would have existed or the results of operations of the Company had it been operated as an independent entity.

/s/ DELOITTE & TOUCHE LLP

McLean, Virginia

April 8, 2014

F-2  SAIC Annual Report

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

CONSOLIDATED AND COMBINED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year Ended January 31
	2014	2013	2012
	(in millions, except per share amounts)
Revenues	$4,017	$4,690	$4,637
Revenues performed by former Parent (Note 5)	104	91	96
Total revenues	4,121	4,781	4,733
Cost of revenues:
Cost of revenues	3,684	4,282	4,211
Cost of revenues performed by former Parent (Note 5)	104	91	96
Total cost of revenues	3,788	4,373	4,307
Selling, general and administrative expenses	92	99	127
Separation transaction and restructuring expenses (Note 1)	58	28	—
Operating income	183	281	299
Interest expense	7	—	—
Other non-operating expense, net	—	—	(1)
Income before income taxes	176	281	298
Provision for income taxes	(63)	(99)	(116)
Net income	$113	$182	$182
Other comprehensive loss:
Other comprehensive loss, pre-tax	(3)	—	—
Benefit for income taxes	1	—	—
Total other comprehensive loss, net of tax (Note 11)	(2)	—	—
Comprehensive income	$111	$182	$182
Earnings per share (Note 2):
Basic	$2.33	$3.74	$3.74
Diluted	$2.27	$3.66	$3.66

See accompanying notes to consolidated and combined financial statements.

SAIC Annual Report  F-3

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

CONSOLIDATED AND COMBINED BALANCE SHEETS

	January 31
	2014	2013
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$254	$1
Receivables, net	621	691
Inventory, prepaid expenses and other current assets	119	117
Total current assets	994	809
Property, plant, and equipment, net	60	29
Intangible assets, net	4	6
Goodwill	379	379
Deferred income taxes	1	18
Other assets	9	4
Total assets	$1,447	$1,245
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$387	$435
Accrued payroll and employee benefits	149	185
Deferred tax liabilities, current	15	16
Long-term debt and capital lease obligations, current portion	13	2
Total current liabilities	564	638
Long-term debt and capital lease obligations, net of current portion	489	1
Other long-term liabilities	17	10
Commitments and contingencies (Note 15)
Equity:
Common stock, $.0001 par value, 1 billion shares authorized, 49 million shares issued and outstanding at January 31, 2014. No shares were issued or outstanding as of January 31, 2013.	—	—
Additional paid-in capital	349	—
Retained earnings	30	—
Accumulated other comprehensive loss (Note 11)	(2)	—
Former parent company investment	—	596
Total equity	377	596
Total liabilities and equity	$1,447	$1,245

See accompanying notes to consolidated and combined financial statements.

F-4  SAIC Annual Report

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

CONSOLIDATED AND COMBINED STATEMENTS OF EQUITY

	Shares of common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Former parent company investment	Total
	(in millions)
Balance at January 31, 2011	—	$—	$—	$—	$769	$769
Net income	—	—	—	—	182	182
Net transfers to former Parent	—	—	—	—	(295)	(295)
Balance at January 31, 2012	—	—	—	—	656	656
Net income	—	—	—	—	182	182
Net transfers to former Parent	—	—	—	—	(242)	(242)
Balance at January 31, 2013	—	—	—	—	596	596
Net income from February 1, 2013 to September 27 , 2013	—	—	—	—	69	69
Net transfers to former Parent (Note 5)	—	—	—	—	(59)	(59)
Dividend payment to former Parent (Note 5)	—	—	—	—	(295)	(295)
Contribution from former Parent (Note 5)	—	3	—	—	26	29
Transfer of former Parent company investment at September 27, 2013	—	337	—	—	(337)	—
Change in reserve for uncertain tax position (Note 8)	—	24	—	—	—	24
Issuance of common stock in connection with separation	49
Issuances of stock other than in connection with the separation	—	1	—	—	—	1
Net income from September 28, 2013 to January 31, 2014	—	—	44	—	—	44
Other comprehensive loss, net of tax	—	—	—	(2)	—	(2)
Cash dividends of $0.56 per share	—	(13)	(14)	—	—	(27)
Stock-based compensation	—	11	—	—	—	11
Repurchases of stock	—	(14)	—	—	—	(14)
Balance at January 31, 2014	49	$349	$30	$(2)	$—	$377

See accompanying notes to consolidated and combined financial statements.

SAIC Annual Report  F-5

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

	Year Ended January 31
	2014	2013	2012
	(in millions)
Cash flows from operating activities:
Net income	$113	$182	$182
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	13	13	15
Deferred income taxes	18	13	(9)
Stock-based compensation	33	30	28
Net gain on sales and disposals of assets	—	—	(4)
Increase (decrease) in cash resulting from changes in:
Receivables, net	70	123	56
Inventory, prepaid expenses and other current assets	(2)	(13)	(20)
Other assets	—	2	—
Accounts payable and accrued liabilities	(33)	(82)	70
Accrued payroll and employee benefits	(36)	11	(10)
Other long-term liabilities	7	1	(5)
Total cash flows provided by operating activities	183	280	303
Cash flows from investing activities:
Expenditures for property, plant and equipment	(16)	(7)	(6)
Proceeds from sale of assets	—	1	5
Total cash flows used in investing activities	(16)	(6)	(1)
Cash flows from financing activities:
Borrowing under term loan facility	500	—	—
Payment of debt issuance costs	(5)	—	—
Dividend paid to former Parent (Note 5)	(295)	—	—
Contribution from former Parent (Note 5)	29	—	—
Dividend payments to common stockholders	(27)	—	—
Issuances of common stock	1	—	—
Repurchases of common stock	(13)	—	—
Payments on capital leases and notes payable	(1)	(4)	(2)
Net transfers to former Parent (Note 5)	(103)	(270)	(300)
Total cash flows provided by (used in) financing activities	86	(274)	(302)
Total increase in cash and cash equivalents	253	—	—
Cash and cash equivalents at beginning of period	1	1	1
Cash and cash equivalents at end of period	$254	$1	$1
Supplementary cash flow disclosure (Note 13)

See accompanying notes to consolidated and combined financial statements.

F-6  SAIC Annual Report

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Note 1—Summary of Significant Accounting Policies:

Overview

Separation from former Parent. Science Applications International Corporation commenced operations on September 27, 2013 (the Distribution Date) following completion of a spin-off transaction from its former parent company, Leidos Holdings, Inc. (formerly SAIC, Inc.) (collectively with its consolidated subsidiaries, “former Parent”). In the spin-off transaction, the former Parent’s technical, engineering and enterprise information technology (IT) services business was separated into an independent, publicly traded company named Science Applications International Corporation (formerly SAIC Gemini, Inc.) (collectively, with its consolidated subsidiaries, the “Company”).

To effect the spin-off transaction, the Company’s common stock was distributed on the Distribution Date to former Parent stockholders of record on a pro-rata basis with each former Parent stockholder receiving one share of the Company’s common stock for every seven shares of former Parent common stock. The Company’s Registration Statement on Form 10 relating to the spin-off transaction was declared effective with the U.S. Securities and Exchange Commission (“SEC”) on September 10, 2013. The Company’s common stock began trading on the New York Stock Exchange on September 30, 2013 under the symbol “SAIC.”

In order to govern certain ongoing relationships between the Company and former Parent following the separation and to provide mechanisms for an orderly transition, the companies executed various agreements that govern the separation. The agreements include the Distribution Agreement, Employee Matters Agreement, Tax Matters Agreement, Master Transition Services Agreement (MTSA), and Master Transitional Contracting Agreement (MTCA). These agreements generally provide that each party is responsible for its respective assets, liabilities and obligations, including employee benefits, insurance and tax-related assets and liabilities. Contingent losses that were unknown at the time of separation and arise from the operation of the Company’s historical business or the former Parent’s corporate losses will be shared between the parties to the extent that losses in any such category exceed $50 million in the aggregate. If they arise and exceed the $50 million threshold, the Company will be responsible for 30% of the former Parent’s incremental contingent losses on corporate claims (and former Parent will be responsible for 70% of the Company’s incremental losses on claims relating to operations that exceed $50 million).

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

Description of Business. The Company is a leading provider of technical, engineering and enterprise IT services to the U.S. government, including the Department of Defense (DoD) and federal civilian agencies. The Company provides systems engineering and integration services for large, complex government projects and offers a broad range of services with a targeted emphasis on higher-end, differentiated technology services.

The Company operates in two segments, which provide comprehensive service offerings across its customer base. The Company’s technical and engineering offerings include engineering and maintenance of ground and maritime systems, logistics, training and simulation, as well as operation and program support services. The Company’s enterprise IT offerings include end-to-end enterprise IT services which span the design, development, integration, deployment, management and operation, sustainment and security of its customers’ entire IT infrastructure. As discussed in Note 14—Business Segment Information, these segments have been aggregated into one reporting segment for financial reporting purposes.

Principles of Consolidation and Combination and Basis of Presentation

Prior to the separation, the Company’s financial position, results of operations and cash flows consisted of the technical, engineering and enterprise IT services businesses of former Parent, which represented a combined reporting entity. The assets and liabilities in the Company’s consolidated and combined balance sheet for fiscal 2013 have been reflected on a historical basis, as immediately prior to the separation all of the assets and liabilities presented were wholly owned by former Parent.

The Company’s combined statements of income and comprehensive income, and cash flows for fiscal 2013 and fiscal 2012 and the Company’s combined balance sheet for fiscal 2013 consist entirely of the combined results of the technical, engineering and enterprise IT services businesses of former Parent.

SAIC Annual Report  F-7

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Subsequent to the separation, the Company’s consolidated and combined statements of income and comprehensive income and cash flows for fiscal 2014 consists of both the combined results of the technical, engineering and enterprise IT services businesses of former Parent through the Distribution Date and the Company’s consolidated results subsequent to the Distribution Date. The Company’s consolidated balance sheet at January 31, 2014 consists of the Company’s consolidated balances. On and prior to September 27, 2013, the consolidated and combined financial statements were prepared from separate records maintained by the Company’s former parent and may not necessarily be indicative of the conditions that would have existed or the results of operations of the Company had it been operated as an independent entity.

References to “financial statements” refer to the consolidated and combined financial statements of the Company, which include the statements of income and comprehensive income, balance sheets, statements of equity and statements of cash flows. These financial statements were prepared in accordance with U.S. generally accepted accounting principles (GAAP). All intercompany transactions and account balances within the Company have been eliminated.

Correction of Balance Sheet Classification

Subsequent to the issuance of the Company’s financial statements for the year ended January 31, 2013, the Company’s management discovered an error in the balance sheet presentation of certain customer payments received. Such payments were incorrectly classified as collections in excess of revenues (a current liability) instead of as a reduction to unbilled accounts receivable (a current asset). As a result, current and total liabilities, and current and total assets were overstated by $26 million. The balance sheet as of January 31, 2013 has been restated to correct for this classification error. This error had no effect on the Company’s consolidated and combined statements of income and comprehensive income or the consolidated and combined statements of equity. In addition, total cash flows, including total cash flows from operating activities, were not affected.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. Management evaluates these estimates and assumptions on an ongoing basis, including those related to allowances for doubtful accounts, inventories, fair value and impairment of intangible assets and goodwill, income taxes, estimated profitability of long-term contracts, stock-based compensation expense, contingencies and litigation. Estimates have been prepared by management on the basis of the most current and best available information at the time of estimation and actual results could differ from those estimates.

Reporting Periods

Unless otherwise noted, references to fiscal years are to fiscal years ended January 31 (for fiscal 2013 and earlier periods), or fiscal years ended the Friday closest to January 31 (for fiscal 2014 and later periods). For fiscal 2013, the Company’s interim fiscal quarters ended on the last calendar day of each of April, July and October. Effective in fiscal 2014, the Company changed its fiscal year to a 52/53 week fiscal year ending on the Friday closest to January 31, with fiscal quarters typically consisting of 13 weeks. Fiscal 2014 began on February 1, 2013 and ended on January 31, 2014. The Company does not believe that the change in its fiscal year has a material effect on the comparability of the periods presented.

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

The balance sheet as of January 31, 2013 includes former Parent assets and liabilities that are specifically identifiable or otherwise attributable to the Company. Former Parent’s cash, excluding a minor balance specifically attributable to the Company, has not been assigned to the Company for any of the periods prior to separation because those cash balances

F-8  SAIC Annual Report

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

are not directly attributable to the Company nor did the Company have a contractual right to acquire that cash in connection with the separation. Former Parent’s senior unsecured notes, and the related interest expense, have not been attributed to the Company for any of the periods presented because former Parent’s borrowings and the related guarantees on such borrowings are not directly attributable to the combined businesses that comprise the Company. The Company did not assume any of former Parent’s borrowings or the related guarantees upon completion of the separation.

Former Parent historically used a centralized approach to cash management and financing of its operations. Transactions between the Company and former Parent were considered to be effectively settled for cash at the time the transaction was recorded. The net effect of these transactions is included in the consolidated and combined statements of cash flows as Net transfers to former Parent.

Post-Separation. Following the separation from former Parent, the Company performs functions that were previously performed by former Parent using internal resources and purchased services, some of which may be provided by former Parent during a transitional period pursuant to the MTSA.

Revenue Recognition

The Company’s revenues are generated primarily from contracts with the U.S. government, commercial customers, and various international, state and local governments or from subcontracts with other contractors engaged in work with such customers. The Company performs under various types of contracts, which include firm-fixed-price (FFP), time-and-materials (T&M), fixed-price-level-of-effort (FP-LOE), cost-plus-fixed-fee, cost-plus-award-fee and cost-plus-incentive-fee contracts.

FFP contracts—Revenues and fees on these contracts that are system integration or engineering in nature are primarily recognized using the percentage-of-completion method of accounting utilizing the cost-to-cost method.

T&M contracts—Revenue is recognized on T&M contracts with the U.S. government using the percentage-of-completion method of accounting utilizing an output measure of progress. Revenue is recognized on T&M contracts with non-U.S. government customers using a proportional performance method. Under both of these methods, revenue is recognized based on the hours provided in performance under the contract multiplied by the negotiated contract billing rates, plus the negotiated contract billing rate of any allowable material and subcontract costs and out-of-pocket expenses.

FP-LOE contracts—These contracts are substantially similar to T&M contracts except they require a specified level of effort over a stated period of time. Accordingly, the Company recognizes revenue on FP-LOE contracts with the U.S. government in a manner similar to T&M contracts in which the Company measures progress toward completion based on the hours provided in performance under the contract multiplied by the negotiated contract billing rates, plus the negotiated contract billing rate of any allowable material costs and out-of-pocket expenses.

Cost-plus-fixed-fee contracts—Revenue is recognized on cost-plus-fixed-fee contracts with the U.S. government on the basis of partial performance equal to costs incurred, plus an estimate of applicable fees earned as the Company becomes contractually entitled to reimbursement of costs and the applicable fees.

Cost-plus-award-fee/cost-plus-incentive fee contracts—Revenues and fees on these contracts with the U.S. government are primarily recognized using the percentage-of-completion method of accounting, most often based on the cost-to-cost method. The Company includes an estimate of the ultimate incentive or award fee to be received on the contract in the estimate of contract revenues for purposes of applying the percentage-of-completion method of accounting.

Revenues from services and maintenance contracts, notwithstanding contract type, are recognized over the term of the respective contracts as the services are performed and revenue is earned. Revenues from unit-priced contracts are recognized as transactions are processed based on objective measures of output. Revenues from the sale of manufactured products are recorded upon passage of title and risk of loss to the customer, which is generally upon delivery, provided that all other requirements for revenue recognition have been met.

The Company also uses the efforts-expended method of percentage-of-completion accounting using measures such as labor dollars for measuring progress toward completion in situations in which this approach is more representative of the progress on the contract. For example, the efforts-expended method is utilized when there are significant amounts of materials or hardware procured for the contract that is not representative of progress on the contract. Additionally, the Company utilizes the units-of-delivery method on contracts where separate units of output are produced. Under the units-of-delivery method, revenue is generally recognized when the units are delivered to the customer, provided that all other requirements for revenue recognition have been met.

The Company evaluates its contracts for multiple elements, and when appropriate, separates the contracts into separate units of accounting for revenue recognition.

SAIC Annual Report  F-9

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The Company provides for anticipated losses on contracts by recording an expense during the period in which the losses are determined. Amounts billed and collected but not yet recognized as revenues under certain types of contracts are deferred. Contract costs incurred for U.S. government contracts, including indirect costs, are subject to audit and adjustment through negotiations between the Company and government representatives. Revenues on U.S. government contracts have been recorded in amounts that are expected to be realized upon final settlement of indirect contract costs.

Contract claims are unanticipated additional costs incurred but not provided for in the executed contract price that the Company seeks to recover from the customer. Such costs are expensed as incurred. Additional revenue related to contract claims is recognized when the amounts are awarded by the customer. In certain situations, primarily where the Company is not the primary obligor on certain elements of a contract the Company recognizes as revenue the net management fee associated with the services and excludes from its income statement the gross sales and costs associated with the facility or other vendors’ products.

Changes in Estimates on Contracts

Changes in estimates related to contracts accounted for using the cost-to-cost percentage-of-completion method of accounting are recognized in the period in which such changes are made for the inception-to-date effect of the changes. Changes in these estimates can routinely occur over the contract performance period for a variety of reasons, including changes in contract scope, changes in contract cost estimates due to unanticipated cost growth or retirements of risk for amounts different than estimated, and changes in estimated incentive or award fees. Changes in contract estimates were as follows:

	Year ended January 31
	2014	2013	2012
	(in millions, except per share amounts)
Favorable adjustments	$22	$22	$25
Unfavorable adjustments	(26)	(24)	(16)
Net favorable (unfavorable) adjustments	(4)	(2)	9
Income Tax Effect	1	1	(3)
Net favorable (unfavorable) adjustments, after tax	(3)	(1)	6
Basic earnings per share impact	$(0.05)	$(0.03)	$0.12
Diluted earnings per share impact	$(0.05)	$(0.03)	$0.12

Separation Transaction and Restructuring Expenses

For the periods presented, separation transaction and restructuring expenses were as follows:

	Year ended January 31
	2014	2013
	(in millions)
Lease termination and facility consolidation expense	$20	$—
Strategic advisory services	15	17
Legal and accounting services	10	5
Investment banking services	9	3
Severence costs	4	3
Separation transaction and restructuring expense	$58	$28

In connection with the separation transaction, the Company took actions to reduce its real estate footprint by vacating facilities that were not necessary for its future requirements, which resulted in lease termination and facility consolidation expenses. Also, the Company obtained services for strategic advisory, legal and accounting, and investment banking. The Company also reduced headcount in preparation for the separation, which resulted in severance costs. As of January 31, 2014, the Company has expensed substantially all costs associated with announced severance plans.

Costs Allocated to Contracts

The Company classifies indirect costs incurred within or allocated to its U.S. government customers as overhead (included in cost of revenues) or general and administrative expenses in the same manner as such costs are defined in the Company’s disclosure statements under U.S. government Cost Accounting Standards (CAS).

F-10  SAIC Annual Report

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Income Taxes

Pre-separation. Prior to the separation, the Company’s operations were historically included in former Parent’s U.S. federal and state income tax returns and all income taxes were paid by former Parent. Income taxes are presented in these financial statements as if the Company filed its own tax returns on a separate tax return basis. Current income tax liabilities are assumed to be immediately settled with former Parent against the former parent company investment account.

Post-separation. The Company accounts for income taxes under the asset and liability method of accounting, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Under this method, changes in tax rates and laws are recognized in income in the period such changes are enacted. The provision for federal, state, foreign and local income taxes is calculated on income before income taxes based on current tax law and includes the cumulative effect of any changes in tax rates from those used previously in determining deferred tax assets and liabilities. Such provision differs from the amounts currently payable because certain items of income and expense are recognized in different reporting periods for financial reporting purposes than for income tax purposes. Recording the provision for income taxes requires management to make significant judgments and estimates for matters whose ultimate resolution may not become known until the final resolution of an examination by the Internal Revenue Service (IRS) or state agencies. Additionally, recording liabilities for uncertain tax positions involves significant judgment in evaluating the Company’s tax positions and developing the best estimate of the taxes ultimately expected to be paid. We include tax penalties and interest in income tax expense.

The Company records net deferred tax assets to the extent it believes these assets will more likely than not be realized. In making such determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent results of operations. If it is determined that the Company would be able to realize the deferred income tax assets in the future in excess of their net recorded amount or would no longer be able to realize the deferred income tax assets in the future as currently recorded, an adjustment would be made to the valuation allowance which would decrease or increase the provision for income taxes.

The Company has also recognized liabilities for uncertain tax positions when it is more likely than not that a tax position will not be sustained upon examination and settlement with various taxing authorities. Liabilities for uncertain tax positions are measured based upon the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.

Stock-Based Compensation

The Company issues stock-based awards, including stock options and vesting stock awards, as compensation to employees and directors. These awards are accounted for as equity awards. The Company recognizes stock-based compensation expense net of estimated forfeitures on a straight-line basis over the underlying award’s requisite service period, as measured using the award’s grant-date fair value. The Company estimates forfeitures using former Parent’s historical experience. As discussed in Note 6—Stock-Based Compensation, at separation all former Parent stock-based awards held by Company employees were converted into awards of the stock-based compensation plans sponsored by the Company.

Cash and Cash Equivalents

The Company’s cash equivalents are comprised of cash in banks and highly liquid instruments, primarily consisting of investments in institutional money market funds which invest primarily in short-term debt securities. The Company does not invest in high yield or high risk securities. Cash in bank accounts at times may exceed federally insured limits. There are no restrictions on the withdrawal of the Company’s cash and cash equivalents.

Receivables

The Company’s accounts receivable include both receivables billed to customers and unbilled receivables, which consist of costs and fees billable upon contract completion or the occurrence of a specified event, substantially all of which is expected to be billed and collected within one year. Unbilled receivables are stated at estimated realizable value. Since the Company’s receivables are primarily with the U.S. government, the Company does not have a material credit risk exposure. Contract retentions are billed when we have negotiated final indirect rates with the U.S. government and, once billed, are subject to audit and approval by government representatives. Consequently, the timing of collection of retention balances is outside our control. Based on our historical experience, the majority of retention balances are expected to be collected beyond one year and write-offs of retention balances have not been significant. Contract claims are anticipated additional costs incurred but not provided for in the executed contract price that the Company seeks to recover from the customer. Such costs are expensed as incurred. Revenue related to contract claims is recognized when the contract price is adjusted by the customer.

SAIC Annual Report  F-11

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of accounts receivable. Although credit risk is limited, the Company’s receivables are concentrated with its principal customers, which are the various agencies of the U.S. government and customers engaged in work for the U.S. government.

Pre-contract Costs

Costs incurred on projects as pre-contract costs are deferred as assets (inventory, prepaid expenses and other current assets) when the Company has been requested by the customer to begin work under a new arrangement prior to contract execution and it is probable that the Company will recover the costs through the issuance of a contract. When the formal contract has been executed, the costs are recorded to the contract and revenue is recognized.

Inventories

Inventories are valued at the lower of cost or estimated net realizable value. Raw material inventory is valued using the average cost or first-in, first-out methods. Work-in-process inventory includes raw material costs plus labor costs, including fringe benefits, and allocable overhead costs. Finished goods inventory consists primarily of purchased finished goods for resale to customers, such as tires and lubricants. The Company evaluates inventory against historical and planned usage to determine appropriate provisions for obsolete inventory.

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

The Company faces uncertainty in its business environment due to the substantial fiscal and economic challenges facing the U.S. government, its primary customer. Adverse changes, such as the manner in which budget cuts are implemented, including sequestration, and issues related to the nation’s debt ceiling, could negatively impact the Company’s expected future operating results and potentially result in an impairment of goodwill.

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

Property, Plant and Equipment

Property, plant, and equipment are carried at cost net of accumulated depreciation. Purchases of property, plant and equipment as well as costs associated with major renewals and betterments are capitalized. Maintenance, repairs and minor renewals and betterments are expensed as incurred. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the accounts and any resulting gain or loss is recognized. Depreciation is recognized using the methods and estimated useful lives as follows:

	Depreciation method	Estimated useful lives (in years)
Equipment	Straight-line or declining-balance	3-10
Building	Straight-line	40
Software licenses and capitalized software	Straight-line	7
Building improvements and leasehold improvements	Straight-line	Shorter of lease term or 12

F-12  SAIC Annual Report

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Impairment of Long-lived Assets

The Company evaluates its long-lived assets for potential impairment whenever there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable and the carrying amount of the asset exceeds its estimated future undiscounted cash flows. When the carrying amount of the asset exceeds its estimated future undiscounted cash flows, an impairment loss is recognized to reduce the asset’s carrying amount to its estimated fair value based on the present value of its estimated future cash flows.

Commitments and Contingencies

Accruals for commitments and loss contingencies are recorded when it is both probable that they will occur and the amounts can be reasonably estimated. In addition, legal fees are accrued for cases where a loss is probable and the related fees can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount of loss. The Company reviews these accruals quarterly and adjusts the accruals to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other updated information.

Former Parent Company Investment

Former Parent company investment represents former Parent’s historical investment in the Company, the net effect of cost allocations from transactions with former Parent, net transfers of cash and assets between the Company and former Parent and the Company’s accumulated earnings prior to the separation. See Note 5 – Related Party Transactions and former Parent Company Investment for a further description of the transactions between the Company and former Parent.

Derivative Instruments Designated as Cash Flow Hedges

The Company uses fixed interest rate swaps to manage risks associated with interest rate fluctuations on its floating rate debt. The Company is party to fixed interest rate swap instruments that have been designated and accounted for as cash flow hedges. Derivative instruments are recorded on the consolidated and combined balance sheet at fair value. Unrealized gains and losses on derivatives designated as cash flow hedges are reported in other comprehensive (loss) income and reclassified to earnings in a manner that matches the timing of the earnings impact of the hedged transactions. The ineffective portion of all hedges, if any, is recognized immediately in earnings.

The Company’s fixed interest rate swaps are considered over-the-counter derivatives, and fair value is calculated using a standard pricing model for interest rate swaps with contractual terms for maturities, amortization and interest rates. Level 2, or market observable inputs, such as yield and credit curves are used within the standard pricing models in order to determine fair value. The fair value is an estimate of the amount that the Company would pay or receive as of a measurement date if the agreements were transferred to a third party or cancelled. See Note 10 – Derivative Instruments Designated as Cash Flow Hedges for further discussion.

Fair Value Measurements

The Company utilizes fair value measurement guidance prescribed by GAAP to value its financial instruments. The accounting standard for fair value measurements establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows: observable inputs such as quoted prices in active markets (Level 1); inputs other than the quoted prices in active markets that are observable either directly or indirectly (Level 2); and unobservable inputs in which there is little or no market data, which requires the Company to develop its own assumptions (Level 3).

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and other amounts included in other current assets and current liabilities that meet the definition of a financial instrument approximate fair value because of the short-term nature of these amounts. The fair value of the Company’s outstanding debt obligations approximates its carrying value. The fair value of long-term debt is calculated using Level 2 inputs, based on interest rates available for debt with terms and maturities similar to the company’s existing debt arrangements.

Operating Cycle

The Company’s operating cycle for long-term contracts may be greater than one year and is measured by the average time intervening between the inception and the completion of those contracts. Contract-related assets and liabilities are classified as current assets and current liabilities.

Accounting Standards Updates Issued But Not Yet Adopted

Accounting standards and updates issued but not effective for the Company until after January 31, 2014 are not expected to have a material effect on the Company’s financial position or results of operations and cash flows.

SAIC Annual Report  F-13

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Note 2—Earnings Per Share (EPS), Share Repurchases and Dividends:

EPS

Basic EPS is computed by dividing income by the basic weighted average number of shares outstanding. Diluted EPS is computed similarly to basic EPS, except the weighted average number of shares outstanding is increased to include the dilutive effect of outstanding stock options and other stock-based awards.

For periods prior to the separation, basic EPS was calculated using 48.6 million shares of the Company’s common stock that were distributed to former Parent shareholders upon separation. Diluted EPS for the periods prior to the separation was calculated using 49.7 million shares, which included 1.1 million of diluted common share equivalents for stock options and other stock-based awards (consistent with the number calculated immediately following separation) as these stock-based awards were previously issued by former Parent and outstanding at the time of separation and were assumed by the Company following the separation.

A reconciliation of the weighted average number of shares outstanding used to compute basic and diluted EPS for the periods presented was as follows:

	Year ended January 31
	2014	2013	2012
	(in millions)
Basic weighted average number of shares outstanding	48.6	48.6	48.6
Dilutive common share equivalents—stock options and other stock-based awards	1.1	1.1	1.1
Diluted weighted average number of shares outstanding	49.7	49.7	49.7

The following stock-based awards were excluded from the weighted average number of shares outstanding used to compute diluted EPS for the periods presented:

	Year ended January 31
	2014	2013	2012
	(in millions)
Antidilutive stock options excluded	1.3	1.9	1.9

Share Repurchases

The Company may occasionally repurchase shares in accordance with established repurchase plans. The Company retires its common stock upon repurchase with the excess over par value allocated to additional paid-in capital. The Company has not made any material purchases of common stock other than in connection with established repurchase plans. The change in outstanding shares due to these activities subsequent to the end of fiscal 2014 through the date of this Annual Report was not material.

Cash Dividend

The Company declared and paid two quarterly dividends totaling $0.56 per share of its common stock following the separation from former Parent.

On March 19, 2014, the Company’s board of directors declared a cash dividend of $0.28 per share of the Company’s common stock payable on April 30, 2014 to stockholders of record on April 15, 2014.

F-14  SAIC Annual Report

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Note 3—Composition of Certain Financial Statement Captions

	January 31
	2014	2013
	(in millions)
Receivables, net:
Billed and billable receivables	$473	$492
Unbillable receivables	142	193
Contract retentions	9	9
Allowance for doubtful accounts	(3)	(3)
	$621	$691
Inventory, prepaid expenses and other current assets:
Inventories	$59	$94
Prepaid expenses	23	19
Prepaid income taxes	29	—
Other	8	4
	$119	$117
Property, plant, and equipment, net:
Computer equipment	$65	$29
Capitalized software and software licenses	45	8
Buildings and improvements	7	7
Leasehold improvements	40	30
Office furniture and fixtures	15	4
	172	78
Less accumulated depreciation and amortization	(112)	(49)
	$60	$29
Accounts payable and accrued liabilities:
Accounts payable and accrued liabilities	$384	$420
Collections in excess of revenues	3	15
	$387	$435
Accrued payroll and employee benefits:
Salaries, bonuses, and contributions to employee benefit plans	$85	$102
Accrued vacation	64	83
	$149	$185

Note 4—Goodwill and Intangible Assets:

Goodwill had a carrying value of $379 million as of the balance sheet dates and there were no acquisitions or impairments of goodwill during the periods presented.

Intangible assets, all of which were finite-lived, consisted of the following:

	January 31
	2014			2013
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
	(in millions)
Intangible assets:
Customer relationships	$21	$(18)	$3	$21	$(16)	$5
Software technology	25	(24)	1	25	(24)	1
Total intangible assets	$46	$(42)	$4	$46	$(40)	$6

Amortization expense related to intangible assets was $2 million, $3 million, and $4 million for fiscal 2014, fiscal 2013 and fiscal 2012, respectively. There were no intangible asset impairment losses during the fiscal years presented.

SAIC Annual Report  F-15

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The annual amortization expense related to existing intangible assets subsequent to January 31, 2014 is expected to be as follows:

Fiscal Year Ending
(in millions)
2015	$2
2016	1
2017	1
$4

Actual amortization expense in future periods could differ from these estimates as a result of future acquisitions, divestitures, impairments and other factors.

Note 5—Related Party Transactions and Former Parent Company Investment:

Pre-Separation

Allocation of Corporate Expenses. The consolidated and combined statements of income and comprehensive income for fiscal 2014 (through the Distribution Date), 2013 and 2012 reflect an allocation of general corporate expenses from former Parent for the time period before the separation. These costs are allocated to the Company systematically utilizing a direct usage basis when identifiable, with the remainder allocated on the basis of costs incurred, headcount or other appropriate measures.

Allocations for general corporate expenses, including management costs and corporate support services provided to the Company totaled $104 million, $154 million, and $152 million for fiscal 2014, 2013, and 2012, respectively. These amounts include costs for executive management, finance, legal, IT, human resources, employee benefits administration, treasury, risk management, procurement and other shared services.

Revenues and Cost of Revenues Performed by Former Parent. The Company historically was a party to customer transactions in which the services were partially performed by former Parent. These transactions were recorded at revenue equal to cost to reflect that no additional profit was charged to the customer for work performed by former Parent and are presented separately in the consolidated and combined statements of income and comprehensive income.

Net Transfers of Plant, Property, and Equipment from Former Parent. In connection with the separation, former Parent transferred to the Company certain equipment necessary to operate its internal IT systems (see Note 13).

Post-Separation

Allocation of Corporate Expenses. In connection with the separation, the Company entered into the MTSA with former Parent, under which both parties will provide certain services for a limited time to ensure an orderly transition following the separation. The Company performs functions that were previously performed by former Parent using internal resources and purchased services, some of which may be provided by former Parent during a transitional period pursuant to the MTSA.

Revenues and Cost of Revenues Performed by Former Parent. The Company will continue to be a party to customer transactions in which the services are partially performed by former Parent. As the Company will not charge additional profit to the customer for work performed by former Parent, these transactions are recorded at revenue equal to cost and are presented separately in the consolidated and combined statements of income and comprehensive income.

Dividend to Former Parent. In connection with the separation, the Company paid a cash dividend to former Parent in the amount of $295 million.

Contribution from Former Parent. In connection with the separation, former Parent made contributions to the Company totaling $29 million.

F-16  SAIC Annual Report

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Net Transfers to Former Parent

A reconciliation of Net transfers to former Parent in the consolidated and combined statements of equity to the corresponding amount presented on the consolidated and combined statements of cash flows for the period presented is as follows:

	Year ended January 31
	2014	2013	2012
	(in millions)
Net transfers to former Parent per consolidated and combined statements of equity	$(59)	$(242)	$(295)
Stock-based compensation	(22)	(30)	(28)
Net transfers of property, plant, and equipment to (from) former Parent	(22)	2	23
Total net transfers to former Parent per consolidated and combined statements of cash flows	$(103)	$(270)	$(300)

Note 6—Stock-Based Compensation:

Plan Summaries

In connection with the separation, the Company adopted the following stock-based compensation plans: the “2013 Equity Incentive Plan,” the “Management Compensation Plan,” the “Stock Compensation Plan,” and the “Employee Stock Purchase Plan” (ESPP) or referred to together as the “Plans.” The Company issues new shares upon the issuance of stock awards or exercise of stock options under these Plans.

At separation, all unvested stock awards and all outstanding stock options held by the Company’s employees and directors under the former Parent’s plans converted into awards under the Plans (referred to as “separation adjustments” in the activity tables below). This conversion was designed to maintain the same intrinsic value of the awards immediately before and after the separation. The converted awards have substantially the same terms and conditions as immediately before the separation under the former Parent’s plans. Unrecognized compensation expense as of the separation date related to the converted awards will be recognized by the Company over the remaining vesting periods of the awards.

The 2013 Equity Incentive Plan provides the Company’s employees, directors and consultants the opportunity to receive various types of stock-based compensation and cash awards. As of January 31, 2014, the Company has issued stock options, vested and vesting stock awards, and cash awards under this plan. Stock awards granted under the plan generally vest or become exercisable 20%, 20%, 20%, and 40% after one, two, three and four years, respectively. The maximum contractual term for stock options granted under this plan is ten years, but historically the Company has granted stock options with a seven year contractual term. Vesting may be accelerated for employees meeting retirement eligibility conditions. Stock-based awards generally provide for accelerated vesting if there is a change in control (as defined in the 2013 Equity Incentive Plan). The Company has authorized 5.7 million shares of common stock for issuance under the 2013 Equity Incentive Plan.

The Company has a Management Stock Compensation Plan and a Stock Compensation Plan, together referred to as the Stock Compensation Plans. The board of directors may at any time amend or terminate the Stock Compensation Plans. The Stock Compensation Plans provide for awards in share units to eligible employees. Benefits from these plans are payable in shares of the Company’s stock that are held in a trust for the purpose of funding benefit payments to the plans’ participants. Compensation expense is generally recognized over the vesting period of four years and vest 100% after four years following the date of the award. The Stock Compensation Plans permit a vesting period up to 7 years after the date of grant. Upon a change in control of the Company (as defined by the Stock Compensation Plans), participant accounts will become fully vested and shares of the stock held in the accounts will be immediately distributed. The Stock Compensation Plans do not provide for a maximum number of shares available for future issuance.

The Company has an employee stock purchase plan (ESPP) which allows eligible employees to purchase shares of the Company’s stock at a discount of up to 15% of the fair market value on the date of purchase. During the three years ended January 31, 2014, the discount was 5% of the fair market value on the date of purchase for purchases made under the Company’s ESPP (or under former Parent’s ESPP prior to the separation), thereby resulting in the ESPP being non-compensatory. As of January 31, 2014, 1 million shares of the Company’s stock were authorized and reserved for future issuance under the ESPP.

SAIC Annual Report  F-17

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Stock-Based Compensation and Related Tax Benefits Recognized

Stock-based compensation expense is recognized net of estimated forfeitures on a straight-line basis over the underlying award’s requisite service period, as measured using the award’s grant-date fair value. Vesting and expense recognition may be accelerated for employees meeting retirement eligibility conditions.

Prior to the separation, certain Company employees and directors participated in stock-based compensation plans sponsored by former Parent that were denominated in former Parent’s common shares. Since the Company’s employees directly benefited from participation in these Plans and former Parent’s corporate employees receiving such awards provided management and corporate support services to the Company, stock-based compensation expense was allocated to the Company in accordance with former Parent’s disclosure statements under U.S. government CAS or another systematic basis.

Stock-based compensation and related tax benefits recognized under all plans were as follows:

	Year ended January 31
	2014	2013	2012
	(in millions)
Stock-based compensation expense:
Stock options	$4	$4	$6
Vesting stock awards	29	26	22
Total stock-based compensation expense	$33	$30	$28
Tax benefits recognized from stock-based compensation	$13	$12	$11

Stock Options

Stock options generally vest over a four year graded vesting schedule and have seven year contractual terms. Stock options are granted with their exercise price equal to the fair market value of common stock on the date of grant, except for those stock options outstanding as of September 27, 2013, for which the exercise prices (and number of stock options) were adjusted for the conversion at separation.

Stock option activity for the Company’s employees for the year ended January 31, 2014 was as follows:

	Shares of stocks under stock options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
	(in millions)		(in years)	(in millions)
Outstanding at January 31, 2013 (a)	3.6	$16.95	2.8	$—
Options granted (a)	1.8	13.59
Options forfeited or expired (a)	(1.3)	18.50
Net transfers from former Parent (a)(b)	3.0	16.01
Special dividend adjustment (a)(c)	0.4	—
Outstanding at September 27, 2013 (a)	7.5	14.46
Separation adjustment	(4.1)	—
Post-separation options granted	0.2	33.25
Post-separation options forfeited or expired	(0.1)	29.29
Post-separation options exercised	(0.1)	35.08		—
Outstanding at January 31, 2014	3.4	31.92	3.9	$18
Options exercisable at January 31, 2014	1.3	35.31	1.7	$3
Vested and expected to vest as of January 31, 2014	3.2	32.09	3.7	$16

(a)

Amounts disclosed as of and for the fiscal 2014 period ended prior to September 27, 2013 are denominated in former Parent common shares and represent the Company’s employees participation in the former Parent’s plans prior to separation.

(b)	Transfers from former Parent, net represent the awards of those employees that transferred between the Company and former Parent prior to the separation.

(c)

On June 12, 2013, former Parent modified all outstanding stock options in connection with the payment of a special dividend. The modification reduced the exercise prices of the outstanding stock options and increased the number of shares issuable upon the exercise of each option such that the aggregate intrinsic value was substantially the same immediately before and

F-18  SAIC Annual Report

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

after the payment of the special dividend. The modification did not result in additional compensation expense. Given that the Company’s employees participated in the former Parent’s plans, these adjustments are reflected in the “Special dividend adjustment” line in the stock option activity table above.

As of January 31, 2014 there was $5 million of unrecognized compensation cost, net of estimated forfeitures, related to stock options, which is expected to be recognized over a weighted-average period of 1.7 years.

The following table summarizes activity related to exercises of stock options for each of the years presented, as follows:

	Year ended January 31
	2014	2013	2012
	(in millions)
Cash received from exercises of stock options	$—	$—	$—
Stock exchanged at fair value upon exercises of stock options	$1	$—	$4
Tax benefits realized from exercises of stock options	$—	$—	$1
Total intrinsic value of options exercised	$—	$—	$2

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

Expected Volatility—The expected volatility is based on a leverage-adjusted daily average volatility of the Company’s peer group companies over a period consistent with the expected term. Peer group companies were selected from companies within the Company’s industry that most closely match the Company’s business, including size, capital structure, and customer base.

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

The weighted average grant-date fair value and assumptions used to determine the fair value of stock options granted for the periods presented were as follows:

	Year ended January 31
	2014	2013	2012
	(a)(b)
Weighted average grant-date fair value	$4.18	$1.81	$4.21
Expected term (in years)	5.0	5.0	4.9
Expected volatility	25.6%	24.5%	23.4%
Risk-free interest rate	0.9%	1.0%	2.2%
Dividend yield	3.8%	3.7%	0.0%

(a)

The weighted average grant date fair values of stock options granted by former Parent prior to June 12, 2013, were adjusted to reflect former Parent’s stock option modification for a special dividend. The modification decreased the per share grant date fair value but increased the number of stock options held by the option-holder to preserve the value of the options immediately before and after the special dividend. There was no incremental compensation expense resulting from this modification.

SAIC Annual Report  F-19

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(b)	The weighted average grant date fair values of stock options granted by former Parent prior to the separation date were adjusted for the separation conversion on September 27, 2013.

Vesting Stock Awards

Vesting stock award activity for the year ended January 31, 2014 was as follows:

	Shares of stock under stock awards	Weighted average grant- date fair value
	(in millions)
Unvested stock awards at January 31, 2013 (a)	3.7	$15.32
Awards granted (a)	3.1	13.62
Awards forfeited (a)	(0.4)	14.88
Awards vested (a)	(1.3)	16.19
Transfers from former Parent, net (a)(b)	0.8	14.98
Unvested stock awards at September 27, 2013 (a)	5.9	14.23
Separation adjustment	(3.1)
Post-separation awards granted	0.4	33.29
Post-separation awards forfeited	(0.1)	30.88
Post-separation awards vested	—	—
Unvested stock awards at January 31, 2014	3.1	31.49

(a)

Amounts disclosed as of and for the periods ended prior to September 27, 2013 are denominated in former Parent common shares and represent the Company’s employees participation in the former Parent’s plans prior to separation.

(b)	Transfers from former Parent, net represent the awards of those employees that transferred between the Company and former Parent prior to the separation.

The weighted average grant date fair value of the vesting stock awards granted for the years ended January 31, 2014, 2013, and 2012 was $30.69, $13.13 and $16.92, respectively. As of January 31, 2014 there was $44 million of unrecognized compensation cost, net of estimated forfeitures, related to vesting stock awards, which is expected to be recognized over a weighted average period of 1.9 years. The fair value of vesting stock awards that vested in fiscal 2014, 2013 and 2012 was $18 million, $19 million and $18 million, respectively.

Note 7—Retirement Plans:

Defined Contribution Plans

The Company sponsors the Science Applications International Corporation Retirement Plan (a defined contribution plan), which is both a 401(k) plan and an employee stock ownership plan, in which most employees are eligible to participate. This plan allows eligible participants to contribute a portion of their income through payroll deductions and the Company may also make discretionary contributions. The Company contributions expensed for defined contribution plans was $46 million, $52 million and $54 million in fiscal 2014, 2013 and 2012, respectively.

Deferred Compensation Plans

The Company maintains two deferred compensation plans, the Keystaff Deferral Plan (KDP) and the Key Executive Stock Deferral Plan (KESDP), for the benefit of certain management or highly compensated employees or directors and allows eligible participants to elect to defer all or a portion of their annual bonus, sign-on bonus or certain other bonuses. Directors may also elect to defer their director fees. The Company makes no contributions to the KDP but maintains participant accounts for deferred amounts and interest earned. Interest is accrued based on the Moody’s Seasoned Corporate Bond Rate less 1% (3.08% during fiscal 2014). Deferred balances are generally paid upon termination. Under the KESDP, eligible participants may elect to defer in share units all or a portion of their bonus awards granted under the 2013 Equity Incentive Plan (see Note 6). The Company makes no contributions to the accounts of KESDP participants. Benefits from the KESDP are payable in shares of the Company’s stock that may be held in a trust for the purpose of funding benefit payments to KESDP participants. Deferred balances will generally be paid upon retirement based upon the participant’s payout election or termination.

The Company also sponsors a 401(k) Excess Deferral Plan (Excess Plan) for the benefit of certain management or highly compensated employees that allows participants to elect to defer up to 20% of their eligible salary once the participant has met the contribution limit imposed on the Science Applications International Corporation Retirement Plan. The Company makes matching contribution to participants who have received a reduced Company contribution in the Science Applications International Corporation Retirement Plan due to the participant’s deferral of salary into the Excess Plan.

F-20  SAIC Annual Report

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Note 8—Income Taxes:

Pre-Separation

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

Post-Separation

Substantially all of the Company’s income before income taxes for the three years ended January 31, 2014 is subject to taxation in the United States. The provision for income taxes for each of the three years ended January 31, 2014 included the following:

	Year ended January 31
	2014	2013	2012
	(in millions)
Current:
Federal and foreign	$40	$73	$105
State	5	13	20
Deferred:
Federal and foreign	13	11	(8)
State	5	2	(1)
Total	$63	$99	$116

A reconciliation of the provision for income taxes to the amount computed by applying the statutory federal income tax rate to income before income taxes for each of the three years ended January 31, 2014 follows:

	Year ended January 31
	2014	2013	2012
	(in millions)
Amount computed at the statutory federal income tax rate (35%)	$62	$99	$106
State income taxes, net of federal tax benefit	7	9	12
Change in accruals for uncertain tax positions	—	—	(1)
Research and development credits	(3)	(4)	(4)
Other	(3)	(5)	3
Total	$63	$99	$116
Effective income tax rate	35.8%	35.2%	38.9%

The effective income tax rate for fiscal 2014 is consistent with fiscal 2013. The lower effective income tax rate for fiscal 2013 when compared to fiscal 2012 was primarily due to a change in the estimated deductible amount of a prior year legal settlement and the tax deductibility of quarterly dividends paid, beginning fiscal 2013, on shares held by the Science Applications International Corporation Retirement Plan.

SAIC Annual Report  F-21

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Deferred income taxes are recorded for differences in the basis of assets and liabilities for financial reporting purposes and tax reporting purposes. Deferred tax assets (liabilities) were comprised of the following:

	January 31,
	2014	2013
	(in millions)
Accrued vacation and bonuses	$23	$28
Deferred compensation	15	13
Vesting stock awards	18	21
Credit carryovers	—	3
Deferred rent and incentives	5	5
Net operating loss carryforward	3	—
Other	1	1
Total deferred tax assets	65	71
Deferred revenue	(46)	(44)
Fixed asset basis differences	(7)	(2)
Purchased intangible assets	(26)	(22)
Total deferred tax liabilities	(79)	(68)
Net deferred tax assets (liabilities), before valuation allowance	(14)	3
Valuation allowance	—	(1)
Net deferred tax assets (liabilities)	$(14)	$2

Net deferred tax assets were as follows:

	January 31,
	2014	2013
	(in millions)
Net current deferred tax liabilities	$(15)	$(16)
Net non-current deferred tax assets	1	18
Total net deferred tax assets (liabilities)	$(14)	$2

In September 2013, the U.S. Treasury Department released final income tax regulations on the deduction and capitalization of expenditures related to tangible property. These final regulations apply to tax years beginning on or after January 1, 2014. The Company does not expect its impact from the implementation of these regulations to be material.

The Company is not responsible for any tax items on operations before the separation on September 27, 2013.

The changes in the unrecognized tax benefits, excluding accrued interest and penalties, were as follows:

	January 31,
	2014	2013	2012
	(in millions)
Unrecognized tax benefits at beginning of the year	$5	$5	$6
Additions for tax positions related to prior years	—	1	1
Reductions for tax positions as a result of spin-off	(5)	—	(1)
Settlements with tax authorities	—	(1)	—
Lapse of statute of limitations	—	—	(1)
Unrecognized tax benefits at end of the year	$—	$5	$5
Unrecognized tax benefits that, if recognized, would affect the effective income tax rate	$—	$4	$4

In fiscal 2014, the Company’s unrecognized tax benefits decreased due to the separation from former Parent. Tax liabilities prior to the separation are the responsibility of former Parent.

In fiscal 2012, the Company’s unrecognized tax benefits decreased due to the expiration of statute of limitations on $1 million of tax contingencies which were recognized as income tax benefit in fiscal 2012.

For the periods presented, there was no significant amount of accrued interest and penalties recognized in the consolidated and combined balance sheets and statements of income and comprehensive income. Tax interest and tax penalties, if any, would be included in income tax expense.

F-22  SAIC Annual Report

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Subsequent to the separation from former Parent, the Company continues to assess its deferred tax assets and liabilities, net of uncertain tax positions that were transferred to Company by former Parent as a result of the separation transaction. During the current quarter, the Company recorded an increase to its deferred tax assets as a result of continued analysis and clarification of terms of the tax separation agreement related to the corresponding uncertain tax position. The increases related to these positions were recorded through an adjustment to additional paid-in capital as they were related to activity which occurred prior to the separation.

The balance of unrecognized tax benefits at January 31, 2013 included liabilities for uncertain tax positions of $5 million, all of which were classified as other long-term liabilities on the combined balance sheet. The balance of unrecognized tax benefits at January 31, 2012 included liabilities for uncertain tax positions of $5 million, $4 million, of which were classified as other long-term liabilities on the consolidated and combined balance sheet.

Beginning with fiscal 2014, the Company will file income tax returns in the U.S. and various state and foreign jurisdictions and may be subject to routine compliance reviews by the IRS and other taxing authorities. While the Company believes it has adequate accruals for uncertain tax positions, the tax authorities may determine that the Company owes taxes in excess of recorded accruals or the recorded accruals may be in excess of the final settlement amounts agreed to by tax authorities.

Note 9—Debt Obligations:

The Company’s debt obligations consisted of the following for the two years presented:

		January 31
	Stated & effective interest rate	2014	2013
		(in millions)
Term loan facility	1.94%	$500	$—
Capital leases and other notes payable due on various dates through fiscal 2016		2	3
Total long-term debt and capital lease obligations		502	3
Less current portion		13	2
Total long-term debt, net of current portion		$489	$1

The Company has a $700 million credit agreement (the “Credit Agreement”) between the Company, as borrower, and Citibank, N.A. (“Citibank”), as administrative agent. The Credit Agreement consists of (i) a five-year unsecured revolving credit facility in an initial aggregate borrowing capacity of $200 million (the “Revolving Credit Facility”) and (ii) a five-year unsecured term facility with an initial aggregate principal amount of $500 million (the “Term Loan Facility” and, together with the Revolving Credit Facility, the “Credit Facilities”). The term loan facility was funded in September 2013. The Revolving Credit Facility capacity is available to the Company but no draws have been made.

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

Monthly interest payments began in October 2013 and quarterly principal payments will begin in October 2014. Borrowings under the Credit Facilities must be repaid in full by September 2018.

The Credit Agreement contains certain restrictive covenants applicable to the Company and its subsidiaries, which include limitations on the ability to merge or consolidate with other entities, property sale and lease-back transactions and dividend and stock repurchases under certain leverage ratios.

The Credit Agreement also includes certain financial covenants, which require the maintenance of a Leverage Ratio (as defined in the Credit Agreement) of not greater than 3.25:1.00 and an Interest Coverage Ratio (as defined in the Credit Agreement) of at least 3.50:1.00.

The Credit Agreement also contains certain customary events of default, including, among others, defaults based on certain bankruptcy and insolvency events, nonpayment, cross-defaults to other debt, breach of specified covenants, ERISA events, material monetary judgments, change of control events and the material inaccuracy of the Company’s representations and warranties. If an event of default occurs and is continuing under the Credit Facilities, the Credit Agreement provides that the

SAIC Annual Report  F-23

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

administrative agent shall at the request, or may with the consent, of the required lenders, terminate the commitments thereunder, declare amounts outstanding, including principal and accrued interest and fees, payable immediately, and enforce any and all rights and interests. As of January 31, 2014, the Company was in compliance with the covenants under the Credit Facilities.

Maturities of long-term debt and capital lease obligations are as follows:

Year ending January 31	Total
(in millions)
2015	$13
2016	32
2017	44
2018	50
2019	363
Total principal payments	$502

Note 10—Derivative Instruments Designated as Cash Flow Hedges:

The Company is party to fixed interest rate swap agreements that aggregate to the same notional amount and tenor as the Term Loan Facility. These instruments are used to hedge the variability in interest payment cash flows caused by changes in the 1-month LIBOR benchmark interest rate on the variable rate Term Loan Facility and are accounted for as cash flow hedges (see Note 1 for accounting policy). Under the swap agreements, the Company pays a fixed rate of 1.41% and the counterparties to the agreement pay a floating interest rate based on 1-month LIBOR, for which measurement and settlement is performed monthly. The counterparties to these agreements are financial institutions.

As of January 31, 2014, the fair value of the fixed interest rate swaps was $3 million, which is included in accounts payable and accrued liabilities. The effective portion of the unrealized change in fair value of these cash flow hedges for the year ended January 31, 2014 was a loss of $2 million, net of tax benefit, which was reported in other comprehensive loss, net of tax. There was no ineffectiveness for the period. The amounts discussed above are also referenced in Note 11 – Changes in Accumulated Other Comprehensive Loss by Component. The Company estimates that it will reclassify $6 million of unrealized losses from accumulated other comprehensive loss into earnings within the next twelve months.

Note 11—Changes in Accumulated Other Comprehensive Loss by Component:

The following table presents the changes in accumulated other comprehensive loss attributable to our fixed interest rate swap cash flow hedges (see Note 10).

	Unrealized Losses on Fixed Interest Rate Swap Cash Flow Hedges
	Pre-Tax Amount (a)	Income Tax (b)	Net Amount
	(in millions)
Balance, January 31, 2013	$—	$—	$—
Other comprehensive loss before reclassifications	5	(2)	3
Amounts reclassified from accumulated other comprehensive loss	(2)	1	(1)
Net current-period other comprehensive loss	3	(1)	2
Balance, January 31, 2014	$3	$(1)	$2

(a)	The amount reclassified from accumulated other comprehensive loss is included in interest expense.

(b)	The amount reclassified from accumulated other comprehensive loss is included in income tax expense (benefit).

Note 12—Leases:

The Company occupies most of its facilities under operating leases. Most of the leases require the Company to pay maintenance and operating expenses such as taxes, insurance, and utilities and also contain renewal options to extend the lease and provisions for periodic rate escalations to reflect inflationary increases. Certain equipment is leased under short-term or cancelable operating leases. Rental expense for facilities and equipment for fiscal years 2014, 2013, and 2012 was $39 million, $36 million and $40 million, respectively.

F-24  SAIC Annual Report

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Future minimum operating lease commitments at January 31, 2014 are as follows:

Year Ending January 31	Operating lease commitments
(in millions)
2015	$24
2016	21
2017	16
2018	13
2019	10
2020 and thereafter	14
Total	$98

Note 13—Supplementary Income Statement and Cash Flow Information:

Supplementary income statement information for the years presented were as follows:

	Year Ended January 31
	2014	2013	2012
	(in millions)
Depreciation expense for property, plant, and equipment	$11	$10	$11
Internal research and development costs included in selling, general and administrative expenses	$4	$3	$8

Supplementary cash flow information, including non-cash investing and financing activities, for each of the three years ended January 31, 2014 was as follows:

	Year Ended January 31
	2014	2013	2012
	(in millions)
Increase in accrued stock repurchases	$1	$—	$—
Increase in accrued plant, property and equipment	$4	$—	$—
Stock issued in lieu of cash dividends	$1	$—	$—
Cash paid for interest	$7	$—	$—
Cash paid for income taxes	$29	$—	$—
Net transfers of property, plant, and equipment from (to) former Parent	$22	$(2)	$(23)
Landlord provided tenant improvements	$—	$2	$4

Note 14—Business Segment Information:

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

The Company’s total revenues are largely attributable to prime contracts with the U.S. government or to subcontracts with other contractors engaged in work for the U.S. government. The percentages of total revenues for the U.S. government, its agencies and other customers comprising more than 10% of total revenues for each of the three years ended January 31, 2014 were as follows:

	Year ended January 31,
	2014	2013	2012
Total U.S. Government	97%	95%	96%
U.S. Army	29%	26%	23%
U.S. Navy	21%	21%	24%

SAIC Annual Report  F-25

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Note 15—Legal Proceedings and Other Commitments and Contingencies:

Legal Proceedings

National Center for Critical Information Processing and Storage Contract. In June 2009, the U.S. Department of Justice (DOJ) filed a complaint against former Parent and several other defendants in the U.S. District Court for the Southern District of Mississippi relating to the solicitation and award of a task order to provide IT support services to the National Center for Critical Information Processing and Storage run by the Naval Oceanographic Command Major Shared Resource Center (MSRC) located at the Stennis Space Center in Mississippi. This matter originated with a lawsuit filed under seal by a former government employee pursuant to the qui tam provisions of the civil False Claims Act. Former Parent was awarded the task order at issue in April 2004. The DOJ’s complaint alleged that prior to the release of the task order solicitation, former Parent’s employees and other eventual teammates met with government employees and obtained non-public information not provided to other potential bidders for this work, or received such information in advance of other bidders, giving former Parent and its team an unfair advantage in competing for the task order. The complaint further alleged that the former MSRC director and deputy director took actions calculated to favor former Parent in the bidding process. In September 2011, former Parent and DOJ settled this matter for approximately $25 million and the lawsuit was dismissed in October 2011. A $22 million charge was allocated to the Company for fiscal 2012, representing the settlement amount less the $3 million allocated to the Company for fiscal 2010 relating to this matter.

Other. The Company is involved in various claims and lawsuits arising in the normal conduct of its business, none of which, in the opinion of the Company’s management, based upon current information, will likely have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Government Investigations

The Company is routinely subject to investigations and reviews relating to compliance with various laws and regulations with respect to its role as a contractor to federal, state and local government customers and in connection with performing services in countries outside of the United States. Adverse findings in these investigations or reviews can lead to criminal, civil or administrative proceedings, and the Company could face penalties, fines, compensatory damages and suspension or debarment from doing business with governmental agencies. Adverse findings could also have a material adverse effect on the Company’s business, consolidated and combined financial position, results of operations and cash flows due to its reliance on government contracts.

U.S. Regulatory Investigations and Reviews

U.S. government agencies, including the Defense Contract Audit Agency, the Defense Contract Management Agency (DCMA) and others, routinely audit and review a contractor’s performance on government contracts, indirect rates and pricing practices, and compliance with applicable contracting and procurement laws, regulations and standards. They also review the adequacy of the contractor’s compliance with government standards for its business systems, including a contractor’s accounting system, earned value management system, estimating system, materials management system, property management system and purchasing system. A finding of significant control deficiencies in a contractor’s business systems or a finding of noncompliance with CAS can result in decremented billing rates to U.S. government customers until the control deficiencies are corrected and their remediation is accepted by the DCMA. Both contractors and the U.S. government agencies conducting these audits and reviews have come under increased scrutiny. As a result, audits and reviews have become more rigorous and the standards to which the Company is held are being more strictly interpreted, increasing the likelihood of an audit or review resulting in an adverse outcome.

Pursuant to the Distribution Agreement with former Parent and upon the separation date, the former Parent’s recorded liability of $45 million was allocated to the Company in the amount of $18 million and former Parent in the amount of $27 million. This liability represents estimated net amounts to be refunded to customers for potential adjustments for indirect cost audits and compliance with CAS for fiscal 2006 through 2013. Subsequent to the separation, any amounts owed in addition to the $45 million liability for periods prior to separation will be allocated to former Parent and the Company in proportions determined in accordance with the Distribution Agreement. As of January 31, 2014, the Company has recorded a liability of $18 million for its current best estimate of net amounts to be refunded to customers for potential adjustments from such audits or reviews of contract costs.

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

F-26  SAIC Annual Report

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

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

In August 2012, former Parent entered into an administrative agreement with the U.S. Army on behalf of all agencies of the U.S. government that confirms its continuing eligibility to enter into and perform contracts with the U.S. government. Under the terms of the administrative agreement, former Parent has agreed, among other things, to maintain a contractor responsibility program having the specific elements described in the administrative agreement, including retaining a monitor and providing certain reports to the U.S. Army. The administrative agreement will continue in effect for five years, provided that former Parent may request earlier termination following completion of three years. The Company notified the U.S. Army that it will comply with the obligations set forth in the administrative agreement following the separation. These obligations include retaining an independent monitor and maintaining a similar contractor responsibility program.

Army Brigade Combat Team Modernization Engineering, Manufacturing and Development (BCTM) Program

The BCTM program was terminated for convenience by the DoD effective in September 2011. From October 2009 through termination, the Company and its prime contractor performed on this program under an undefinitized change order with a provisional billing rate that allowed the Company to receive a lesser amount of the projected fee than the estimated fee due until completion of the contract negotiations. The Company has recognized revenues of approximately $480 million, including estimated fees, from October 2009 through August 2, 2013 under the undefinitized change order. As of August 2, 2013, the Company had an outstanding receivable of approximately $2 million on this contract. During fiscal 2013, an agreement in principle was reached between the prime contractor and the DoD; however a formal contract modification has not yet been received.

Letters of Credit and Surety Bonds

The Company has outstanding obligations relating to letters of credit of $7 million as of January 31, 2014, principally related to guarantees on insurance policies. The Company also has outstanding obligations relating to surety bonds in the amount of $17 million, principally related to performance and payment bonds on the Company’s contracts. The letters of credit and surety bonds initially were obtained by former Parent and the Company is required to satisfy these obligations under the terms of the Distribution Agreement between the Company and former Parent.

Note 16—Selected Quarterly Financial Data (Unaudited):

Selected unaudited financial data for each quarter of the last two fiscal years was as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in millions, except per share amounts)
Fiscal 2014
Revenues	$1,139	$1,034	$1,007	$941
Operating Income	52	38	37	56
Net income	33	25	22	33
Basic earnings per share (1)	$0.69	$0.51	$0.45	$0.68
Diluted earnings per share (1)	$0.67	$0.50	$0.44	$0.66

Fiscal 2013
Revenues	$1,182	$1,231	$1,213	$1,155
Operating Income	85	62	73	61
Net income	56	38	45	43
Basic earnings per share (1)	$1.16	$0.78	$0.92	$0.88
Diluted earnings per share (1)	$1.13	$0.76	$0.90	$0.87

(1)

For periods prior to the separation, basic EPS was calculated using the number of shares of the Company’s common stock that were distributed to former Parent shareholders upon separation and diluted EPS was calculated using the number of diluted common share equivalents for stock options and other stock-based awards (consistent with the number calculated immediately following separation). See Note 2—Earnings Per Share (EPS), Share Repurchases and Dividends for additional information related to the Company’s EPS calculations. For periods prior to the separation EPS amounts may differ from pro forma amounts previously disclosed which were calculated based on an estimated number of weighted average shares outstanding.

SAIC Annual Report  F-27

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
2.1	Distribution Agreement dated September 25, 2013, between the Company (formerly SAIC Gemini, Inc.) and Leidos Holdings, Inc. (formerly SAIC, Inc.). Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K as filed with the SEC on October 1, 2013.

3.1	Amended and Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed with the SEC on October 1, 2013.

3.2	Amended and Restated Bylaws. Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K as filed with the SEC on October 1, 2013.

10.1	Credit Agreement, dated June 27, 2013 by and among the Company (formerly SAIC, Inc.), Leidos Holdings, Inc. (formerly SAIC, Inc.), Citibank N.A. as administrative agent, and Bank of America, N.A., as a syndication agent, and the other lenders party thereto. Incorporated by reference to Exhibit 10.4 of Amendment No. 3 to the Company’s Registration Statement on Form 10 as filed with the SEC on August 20, 2013.

10.2*	Science Applications International Corporation Stock Compensation Plan, effective September 27, 2013. Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 as filed with the SEC on September 27, 2013.

10.3*	Science Applications International Corporation Management Stock Compensation Plan, effective September 27, 2013. Incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 as filed with the SEC on September 27, 2013.

10.4*	Science Applications International Corporation Key Executive Stock Deferral Plan, effective September 27, 2013. Incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8 as filed with the SEC on September 27, 2013.

10.5*	Keystaff Deferral Plan, effective September 27, 2013. Incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8 as filed with the SEC on September 27, 2013.

10.6*	Science Applications International Corporation 2013 Employee Stock Purchase Plan, effective October 1, 2013. Incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-8 as filed with the SEC on September 27, 2013.

10.7*	Science Applications International Corporation 401(k) Excess Deferral Plan, effective September 27, 2013. Incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-8 as filed with the SEC on September 27, 2013.

10.8*	Science Applications International Corporation Retirement Plan, effective September 27, 2013. Incorporated by reference to Exhibit 4.9 to the Company’s Registration Statement on Form S-8 as filed with the SEC on September 27, 2013.

10.9*	Science Applications International Corporation 2013 Equity Incentive Plan, effective September 27, 2013. Incorporated by reference to Exhibit 4.10 to the Company’s Registration Statement on Form S-8 as filed with the SEC on September 27, 2013.

10.10*	Form of Restricted Stock Unit Award Agreement (Management) of the Science Applications International Corporation 2013 Equity Incentive Plan. Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q as filed with the SEC on December 13, 2013.

10.11*	Form of Restricted Stock Unit Award Agreement (3 Year Cliff Vesting) of the Science Applications International Corporation 2013 Equity Incentive Plan. Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q as filed with the SEC on December 13, 2013.

10.12*	Form of Restricted Stock Unit Award Agreement of the Science Applications International Corporation 2013 Equity Incentive Plan.

10.13*	Form of Nonstatutory Stock Option Agreement (3 Year Cliff Vesting) of the Science Applications International Corporation 2013 Equity Incentive Plan. Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q as filed with the SEC on December 13, 2013.

10.14*	Form of Nonstatutory Stock Option Agreement of the Science Applications International Corporation 2013 Equity Incentive Plan.

10.15*	Form of Performance Share Award Agreement of the Science Applications International Corporation 2013 Equity Incentive Plan.

10.16	Master Transition Services Agreement dated September 25, 2013, between the Company (formerly SAIC Gemini, Inc.) and Leidos Holdings, Inc. (formerly SAIC, Inc.). Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K as filed with the SEC on October 1, 2013.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.17	Tax Matters Agreement dated September 25, 2013, between the Company (formerly SAIC Gemini, Inc.) and Leidos Holdings, Inc. (formerly SAIC, Inc.). Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the SEC on October 1, 2013.

10.18	Employee Matters Agreement dated September 25, 2013, between the Company (formerly SAIC Gemini, Inc.) and Leidos Holdings, Inc. (formerly SAIC, Inc.). Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on October 1, 2013.

10.19	Master Transitional Contracting Agreement between the Company (formerly SAIC Gemini, Inc.) and Leidos Holdings, Inc. (formerly SAIC, Inc.) dated September 25, 2013. Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q as filed with the SEC on December 13, 2013.

10.20	Administrative Agreement, dated August 21, 2012, between Leidos, Inc. (formerly Science Applications International Corporation) and the United States Army on behalf of the U.S. Government. Incorporated by reference to Exhibit 10.14 of Amendment No. 3 to the Company’s Registration Statement on Form 10 as filed with the SEC on August 20, 2013.

10.21	Deferred Prosecution Agreement, effective March 14, 2012, between Leidos, Inc. (formerly Science Applications International Corporation) and the U.S. Attorney’s Office for the Southern District of New York. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed by Leidos, Inc. as filed with the SEC on March 14, 2012.

21	Subsidiaries of Registrant.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File.

*	Executive Compensation Plans and Arrangements