Form 10-Q
period 2014-05-02
Science Applications International Corp
filed 2014-06-10
CIK 1571123

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 2, 2014

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

Yes ☐ No ☒

The number of shares issued and outstanding of the registrant’s common stock as of May 23, 2014 was as follows:

47,988,314 shares of common stock ($.0001 par value per share)

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

FORM 10-Q

i

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS

OF INCOME AND COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended
	May 2, 2014	May 3, 2013
	(in millions, except per share amounts)
Revenues	$962	$1,107
Revenues performed by former Parent (Note 3)	15	32
Total revenues	977	1,139
Costs and expenses:
Cost of revenues	881	1,010
Cost of revenues performed by former Parent (Note 3)	15	32
Total cost of revenues	896	1,042
Selling, general and administrative expenses	22	29
Separation transaction and restructuring expenses (Note 1)	—	16
Operating income	59	52
Interest expense	5	—
Income before income taxes	54	52
Provision for income taxes (Note 5)	(20)	(19)
Net income	$34	$33
Other comprehensive income, net of tax (Note 8)	1	—
Comprehensive income	$35	$33

Earnings per share (Note 2):
Basic	$0.71	$0.69
Diluted	$0.69	$0.67
Cash dividends declared and paid per share	$0.28	—

See accompanying notes to condensed consolidated and combined financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED AND COMBINED BALANCE SHEETS

(UNAUDITED)

	May 2, 2014	January 31, 2014
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$237	$254
Receivables, net	604	621
Inventory, prepaid expenses and other current assets	103	119
Total current assets	944	994
Property, plant, and equipment (net of accumulated depreciation of $115 million and $112 million at May 2, 2014 and January 31, 2014, respectively)	60	60
Goodwill	379	379
Other assets	12	14
Total assets	$1,395	$1,447
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$357	$387
Accrued payroll and employee benefits	124	149
Long-term debt and capital lease obligations, current portion	20	13
Other current liabilities	18	15
Total current liabilities	519	564
Long-term debt and capital lease obligations, net of current portion	482	489
Other long-term liabilities	20	17
Commitments and contingencies (Note 9)
Equity:
Common stock, $.0001 par value, 1 billion shares authorized, 48 million shares and 49 million shares issued and outstanding as of May 2, 2014 and January 31, 2014, respectively	—	—
Additional paid-in capital	325	349
Retained earnings	50	30
Accumulated other comprehensive loss (Note 8)	(1)	(2)
Total equity	374	377
Total liabilities and equity	$1,395	$1,447

See accompanying notes to condensed consolidated and combined financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED AND COMBINED STATEMENT OF EQUITY

(UNAUDITED)

	Shares of common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
	(in millions)
Balance at January 31, 2014	49	$349	$30	$(2)	$377
Net income	—	—	34	—	34
Issuances of stock	—	1	—	—	1
Other comprehensive income, net of tax (Note 8)	—	—	—	1	1
Cash dividends of $0.28 per share	—	—	(14)	—	(14)
Stock-based compensation	—	6	—	—	6
Income tax benefits from stock-based compensation	—	(1)	—	—	(1)
Repurchases of stock	(1)	(30)	—	—	(30)
Balance at May 2, 2014	48	$325	$50	$(1)	$374

See accompanying notes to condensed consolidated and combined financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	May 2, 2014	May 3, 2013
	(in millions)
Cash flows from operating activities:
Net income	$34	$33
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5	3
Deferred income taxes	1	—
Stock-based compensation expense	9	9
Excess tax benefits from stock-based compensation	(1)	—
Increase (decrease) in cash resulting from changes in:
Receivables	17	(16)
Inventory, prepaid expenses and other current assets	17	11
Other assets	1	(1)
Accounts payable and accrued liabilities	(24)	(30)
Accrued payroll and employee benefits	(25)	(31)
Other long-term liabilities	—	7
Total cash flows provided by (used in) operating activities	34	(15)
Cash flows from investing activities:
Expenditures for property, plant and equipment	(7)	(1)
Total cash flows used in investing activities	(7)	(1)
Cash flows from financing activities:
Dividend payments to stockholders	(13)	—
Issuances of stock	1	—
Stock repurchased and retired or withheld for taxes on vested restricted stock	(33)	—
Excess tax benefits from stock-based compensation	1	—
Net transfers from former Parent (Note 3)	—	16
Total cash flows (used in) provided by financing activities	(44)	16
Total decrease in cash and cash equivalents	(17)	—
Cash and cash equivalents at beginning of period	254	1
Cash and cash equivalents at end of period	$237	$1

See accompanying notes to condensed consolidated and combined financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)

Note 1—Summary of Significant Accounting Policies:

Overview

Description of Business. Science Applications International Corporation (collectively, with its consolidated subsidiaries, the “Company”, “we”, “us”, or “our”) is a leading provider of technical, engineering and enterprise information technology (IT) services primarily to the U.S. government. The Company provides systems engineering and integration services for large, complex projects and offers a broad range of services with a targeted emphasis on higher-end, differentiated technology services.

Effective February 1, 2014, the Company reorganized its operational structure by changing the composition of our operating segments to better align with the Company’s customer-oriented strategic growth initiatives. Each of our operating segments is focused on providing our comprehensive technical and enterprise IT service offerings to its respective customer base. Our operating segments have been aggregated into one reporting segment for financial reporting purposes.

Separation from former Parent. The Company commenced operations on September 27, 2013 (the Distribution Date) following completion of a tax-free spin-off transaction from its former parent company, Leidos Holdings, Inc. (formerly SAIC, Inc., collectively with its consolidated subsidiaries, “former Parent”). In the spin-off transaction, the former Parent’s technical, engineering and enterprise IT services business was separated into an independent, publicly traded company named Science Applications International Corporation (formerly SAIC Gemini, Inc.).

Principles of Consolidation and Combination and Basis of Presentation

Prior to the separation, the Company’s results of operations and cash flows consisted of the technical, engineering and enterprise IT services businesses of former Parent, which represented a combined reporting entity. Prior to the Distribution Date, the condensed consolidated and combined financial statements were prepared from separate records maintained by former Parent and may not necessarily be indicative of the conditions that would have existed or the results of operations of the Company had it been operated as an independent entity.

The accompanying financial information has been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for interim reporting purposes. References to “financial statements” refer to the condensed consolidated and combined financial statements of the Company, which include the statements of income and comprehensive income, balance sheets, statement of equity and statements of cash flows. These financial statements were prepared in accordance with U.S. generally accepted accounting principles (GAAP). All intercompany transactions and account balances within the Company have been eliminated. The financial statements are unaudited, but in the opinion of management include all adjustments, which consist of normal recurring adjustments, necessary for a fair presentation thereof. The results reported in these financial statements are not necessarily indicative of results that may be expected for the entire year and should be read in conjunction with the information contained in the Company’s Annual Report on Form 10-K for the year ended January 31, 2014.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. Management evaluates these estimates and assumptions on an ongoing basis, including those related to allowances for doubtful accounts, inventories, goodwill, income taxes, estimated profitability of long-term contracts, stock-based compensation expense, contingencies and litigation. Estimates have been prepared by management on the basis of the most current and best available information at the time of estimation and actual results could differ from those estimates.

Changes in estimates related to contracts accounted for using the cost-to-cost percentage-of-completion method of accounting are recognized in the period in which such changes are made for the inception-to-date effect of the changes. Changes in these estimates can routinely occur over the contract performance period for a variety of reasons, including changes in contract scope, changes in contract cost estimates due to unanticipated cost growth or retirements of risk for amounts different than estimated, and changes in estimated incentive or award fees. Aggregate changes in contract estimates increased operating income by $3 million and diluted earnings per share by $0.04 for the three months ended May 2, 2014 and decreased operating income by $4 million and diluted earnings per share by $0.05 for the three months ended May 3, 2013.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)

Reporting Periods

The Company utilizes a 52/53 week fiscal year ending on the Friday closest to January 31, with fiscal quarters typically consisting of 13 weeks. Fiscal 2014 began on February 1, 2013 and ended on January 31, 2014, while fiscal 2015 began on February 1, 2014 and ends on January 30, 2015. The first quarter of fiscal 2015 ended on May 2, 2014, while the first quarter of fiscal 2014 ended on May 3, 2013.

Separation Transaction and Restructuring Expenses

During the three months ended May 3, 2013, the Company incurred expenses in connection with the separation transaction. The Company took actions to reduce its real estate footprint by vacating facilities that were not necessary for its future requirements, which resulted in lease termination and facility consolidation expenses. Additionally, the Company obtained strategic advisory, legal and accounting, and investment banking services in connection with the separation. The Company also reduced headcount in preparation for the separation, which resulted in severance costs. No separation or restructuring expenses were incurred during the three months ended May 2, 2014.

Operating Cycle

The Company’s operating cycle for long-term contracts may be greater than one year and is measured by the average time intervening between the inception and the completion of those contracts. Contract-related assets and liabilities are classified as current assets and current liabilities.

Accounting Standards Updates Issued But Not Yet Adopted

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition and some cost guidance included in Subtopic 605-35, Revenue Recognition – Construction-Type and Production-Type Contracts. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. The ASU will become effective for the Company beginning in the first quarter of fiscal 2018, using one of two retrospective methods of adoption. The Company has not selected a method for adoption nor determined the potential effects on our financial position or results of operations.

Note 2—Earnings Per Share and Dividends:

Earnings Per Share (EPS)

Basic EPS is computed by dividing net income by the basic weighted-average number of shares outstanding. Diluted EPS is computed similarly to basic EPS, except the weighted-average number of shares outstanding is increased to include the dilutive effect of outstanding stock options and other stock-based awards.

For periods prior to separation, basic EPS was calculated using 48.6 million shares of the Company’s common stock that were distributed to former Parent shareholders upon separation. Diluted EPS for the periods prior to separation was calculated using 49.7 million shares, which included 1.1 million of diluted common share equivalents for stock options and other stock-based awards (consistent with the number calculated immediately following separation) as these stock-based awards were previously issued by former Parent and outstanding at the time of separation and were assumed by the Company following separation.

A reconciliation of the weighted-average number of shares outstanding used to compute basic and diluted EPS for the periods presented was as follows:

	Three Months Ended
	May 2, 2014	May 3, 2013
	(in millions)
Basic weighted-average number of shares outstanding	48.1	48.6
Dilutive common share equivalents—stock options and other stock-based awards	1.3	1.1
Diluted weighted-average number of shares outstanding	49.4	49.7

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)

The following stock-based awards were excluded from the weighted-average number of shares outstanding used to compute diluted EPS for the periods presented:

	Three Months Ended
	May 2, 2014	May 3, 2013
	(in millions)
Antidilutive stock options excluded	0.7	1.9

Cash Dividend

The Company declared and paid one quarterly cash dividend of $0.28 per share of its common stock during the three months ended May 2, 2014. On June 4, 2014, the Company’s board of directors declared a quarterly cash dividend of $0.28 per share of the Company’s common stock payable on July 30, 2014 to stockholders of record on July 15, 2014.

Note 3—Transactions with Former Parent:

Allocation of Corporate Expenses

The condensed consolidated and combined statements of income and comprehensive income for the three months ended May 3, 2013 reflect allocations of general corporate expenses from former Parent including, but not limited to, costs associated with executive management, finance, legal, IT, human resources, employee benefits administration, treasury, risk management, procurement and other shared services. Allocations for general corporate expenses, including management costs and corporate support services provided to the Company totaled $40 million for the three months ended May 3, 2013.

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

Net Transfers from Former Parent

Former Parent historically used a centralized approach to cash management and the financing of its operations. Prior to the separation, transactions between the Company and former Parent were considered to be effectively settled for cash at the time the transaction was recorded. The net effect of these transactions is included in the condensed consolidated and combined statements of cash flows as Net transfers from former Parent.

Revenues and Cost of Revenues Performed by Former Parent

As a part of the former Parent, the Company entered into contracts jointly with former Parent and continues to be a party to contracts jointly performed by the Company and former Parent following the separation. These transactions are recorded at revenue equal to cost to reflect that no additional profit is charged to the customer for work performed by former Parent and are presented separately in the condensed consolidated and combined statements of income and comprehensive income.

Note 4—Stock-Based Compensation:

Stock Options

During the three months ended May 2, 2014, the Company granted employees 0.6 million stock options with an exercise price and grant date fair value of $38.77 and $5.93, respectively. These options will expire on the seventh anniversary of the grant date and will vest ratably over a three-year period on the anniversary of the grant date.

Restricted Stock Units (RSUs)

During the three months ended May 2, 2014, the Company granted employees 0.6 million RSUs with a grant date fair value of $38.77, which will vest ratably over a four-year period on the anniversary of the grant date.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)

Performance Shares

Performance shares are rights to receive amounts denominated in stock upon the satisfaction of service requirements and performance conditions. The performance shares granted cliff vest at the end of a three-year period and the payout is based on the achievement of certain annual and cumulative financial metrics of the Company’s performance, with the number of shares ultimately awarded, if any, ranging up to 150% of the specified target shares. If performance is below the minimum threshold level of performance, no shares will be issued. Compensation expense for performance shares, net of estimated forfeitures, is recognized on a straight-line basis over the three-year performance period based on the expected level of achievement that will be obtained. Compensation expense is adjusted for changes in the expected level of achievement of the performance goals.

During the three months ended May 2, 2014, the Company granted certain employees performance-based stock awards under the 2013 Equity Incentive Plan with a grant date fair value of $38.77 per award. The Company expects to issue 0.2 million shares in the future based on 100% achievement of the targeted performance goals.

Note 5—Income Taxes:

As of May 2, 2014, the Company has evaluated its tax positions and determined that it does not have a liability for any uncertain tax positions. The tax authorities, however, may determine that the Company owes additional taxes upon review of the Company’s tax filings.

Provision for income taxes as a percentage of income before income taxes was 37.9% for the three months ended May 2, 2014 and 36.5% for the three months ended May 3, 2013. The tax rate for the three months ended May 3, 2013 was lower than the tax rate for the three months ended May 2, 2014 primarily due to the research and development tax credit which expired on December 31, 2013. Tax rates for both periods are also lower than the combined federal and state statutory rates due to tax deductibility of dividends paid on shares held by retirement plans (employee stock ownership plans) and other permanent book versus tax differences.

Note 6—Debt Obligations:

The Company’s debt obligations consisted of the following:

	Stated & effective interest rate	May 2, 2014	January 31, 2014
		(in millions)
Term loan facility	1.94%	$500	$500
Capital leases and other notes payable due on various dates through fiscal 2016		2	2
Total long-term debt and capital lease obligations		502	502
Less current portion		20	13
Total long-term debt, net of current portion		$482	$489

The Company also has a five-year unsecured revolving credit facility in an initial aggregate borrowing capacity of $200 million available but no draws have been made. As of May 2, 2014, the Company was in compliance with the covenants under its credit facilities.

As of May 2, 2014 and January 31, 2014, the carrying value of the Company’s outstanding debt obligations approximates its fair value. The fair value of long-term debt is calculated using Level 2 inputs, based on interest rates available for debt with terms and maturities similar to the company’s existing debt arrangements.

Note 7—Derivative Instruments Designated as Cash Flow Hedges:

The Company uses fixed interest rate swaps to manage risks associated with interest rate fluctuations on its floating rate debt. The Company is party to fixed interest rate swap instruments that have been designated and accounted for as cash flow hedges. The Company’s fixed interest rate swaps aggregate to the same notional amount and tenor as its term loan facility. These instruments are used to hedge the variability in interest payment cash flows caused by changes in the 1-month LIBOR benchmark interest rate on the variable rate term loan facility and are accounted for as cash flow hedges. Under the swap agreements, the Company pays a fixed rate of 1.41% and the counterparties to the agreement pay a floating interest rate based on 1-month LIBOR, for which measurement and settlement is performed monthly. The counterparties to these agreements are financial institutions.

The Company’s fixed interest rate swaps are considered over-the-counter derivatives, and fair value is calculated using a standard pricing model for interest rate swaps with contractual terms for maturities, amortization and interest rates. Level 2,

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)

or market observable inputs, such as yield and credit curves are used within the standard pricing models in order to determine fair value. The fair value is an estimate of the amount that the Company would pay or receive as of a measurement date if the agreements were transferred to a third party or canceled.

As of May 2, 2014 and January 31, 2014, the fair value of the fixed interest rate swaps were $1 million and $3 million, respectively, which are included in accounts payable and accrued liabilities. The effective portion of the unrealized change in fair value of these cash flow hedges for the three months ended May 2, 2014 was a gain of $1 million, net of tax benefit, which was reported in other comprehensive income, net of tax. The swaps were not outstanding during the three months ended May 3, 2013. There was no ineffectiveness for the period. The amounts discussed above are also referenced in Note 8. The Company estimates that it will reclassify $6 million of unrealized losses from accumulated other comprehensive loss into earnings within the next twelve months.

Note 8—Changes in Accumulated Other Comprehensive Loss by Component:

The following table presents the changes in accumulated other comprehensive loss attributable to our fixed interest rate swap cash flow hedges that are discussed in Note 7.

	Unrealized Losses on Fixed Interest Rate Swap Cash Flow Hedges
	Pre-Tax Amount (a)	Income Tax (b)	Net Amount
	(in millions)
Balance, January 31, 2014	$3	$(1)	$2
Other comprehensive loss before reclassifications	—	—	—
Amounts reclassified from accumulated other comprehensive loss	(2)	1	(1)
Net current-period other comprehensive income	(2)	1	(1)
Balance, May 2, 2014	$1	$—	$1

(a)	The amount reclassified from accumulated other comprehensive loss was included in interest expense.

(b)	The amount reclassified from accumulated other comprehensive loss was included in income tax expense (benefit).

Note 9—Legal Proceedings and Other Commitments and Contingencies:

Legal Proceedings

The Company is involved in various claims and lawsuits arising in the normal conduct of its business, none of which the Company’s management believes, based upon current information, is expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Agreements with Former Parent

Former Parent and the Company executed various agreements to provide mechanisms for an orderly transition and to govern certain ongoing relationships between the companies following the separation. The agreements include the Distribution Agreement, Employee Matters Agreement, Tax Matters Agreement, Master Transition Services Agreement, and Master Transitional Contracting Agreement (MTCA). These agreements generally provide that each party is responsible for its respective assets, liabilities and obligations, including employee benefits, insurance and tax-related assets and liabilities.

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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)

Government Investigations, Audits and Reviews

The Company is routinely subject to investigations and reviews relating to compliance with various laws and regulations with respect, in particular, to its role as a contractor to federal, state and local government customers and in connection with performing services in countries outside of the United States. U.S. government agencies, including the Defense Contract Audit Agency, the Defense Contract Management Agency and others, routinely audit and review a contractor’s performance on government contracts, indirect rates and pricing practices, and compliance with applicable contracting and procurement laws, regulations and standards. They also review the adequacy of the contractor’s compliance with government standards for its business systems. Adverse findings in these investigations, audits, or reviews can lead to criminal, civil or administrative proceedings, and the Company could face disallowance of previously billed costs, penalties, fines, compensatory damages and suspension or debarment from doing business with governmental agencies. Adverse findings could also have a material adverse effect on the Company’s business, financial position, results of operations and cash flows due to its reliance on government contracts. Both contractors and the U.S. government agencies conducting these audits and reviews have come under increased scrutiny. As a result, audits and reviews have become more rigorous and the standards to which the Company is held are being more strictly interpreted, increasing the likelihood of an audit resulting in an adverse outcome.

The Company has recorded reserves for estimated net amounts to be refunded to customers for potential adjustments for indirect cost audits and compliance with U.S. government cost accounting standards for fiscal 2006 through 2014, which include liabilities assumed from former Parent upon separation for periods prior to the Distribution Date. As of May 2, 2014, the Company has recorded a total liability of $18 million for estimated net amounts to be refunded to customers for potential adjustments from such audits of contract costs.

Any additional amounts which may be determined to be owed for periods prior to the separation will be allocated to former Parent and the Company in proportions determined in accordance with the Distribution Agreement.

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

In August 2012, former Parent entered into an administrative agreement with the U.S. Army on behalf of all agencies of the U.S. government that confirms its continuing eligibility to enter into and perform contracts with the U.S. government. Under the terms of the administrative agreement, former Parent has agreed, among other things, to maintain a contractor responsibility program having the specific elements described in the administrative agreement, including retaining a monitor and providing certain reports to the U.S. Army. The administrative agreement will continue in effect for five years, but former Parent may request earlier termination following completion of three years. The Company notified the U.S. Army that it will comply with the obligations set forth in the administrative agreement following the separation. These obligations include retaining an independent monitor and maintaining a similar contractor responsibility program.

Army Brigade Combat Team Modernization Engineering, Manufacturing and Development (BCTM) Program

The BCTM program was terminated for convenience by the DoD effective in September 2011. From October 2009 through termination, the Company and its prime contractor performed on this program under an undefinitized change order with a provisional billing rate that allowed the Company to receive a lesser amount of the projected fee than the estimated fee due until completion of contract negotiations. The Company has recognized revenues of approximately $480 million, including estimated fees, from October 2009 through August 2013 under the undefinitized change order. During fiscal 2013, an agreement in principle was reached between the prime contractor and the DoD; however a formal contract modification has not yet been received. The Company had an outstanding receivable of approximately $2 million on this contract as of May 2, 2014.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)

Letters of Credit and Surety Bonds

The Company has outstanding obligations relating to letters of credit of $7 million as of May 2, 2014, principally related to guarantees on insurance policies. The Company also has outstanding obligations relating to surety bonds in the amount of $11 million, principally related to performance and payment bonds on the Company’s contracts. The letters of credit and surety bonds initially were obtained by former Parent and the Company is required to satisfy these obligations under the terms of the Distribution Agreement.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations and quantitative and qualitative disclosures about market risk should be read in conjunction with our unaudited condensed consolidated and combined financial statements and the related notes. The financial information discussed below and included elsewhere in this Quarterly Report on Form 10-Q may not necessarily reflect what our financial condition, results of operations or cash flow would have been had we been a stand-alone company during the periods presented prior to separation or what our financial condition, results of operations and cash flows may be in the future. It contains forward-looking statements, (which may be identified by words such as those described in “Risk Factors—Forward-Looking Statement Risks” in Part I of the most recently filed Annual Report on Form 10-K) including statements regarding our intent, belief, or current expectations with respect to, among other things, trends affecting our financial condition or results of operations, backlog, our industry, government budgets and spending and the impact of competition. Such statements are not guarantees of future performance and involve risks and uncertainties and actual results may differ materially from those in the forward-looking statements as a result of various factors. Factors that could cause or contribute to these differences include those discussed in “Risk Factors” in Part II of this Quarterly Report and in Part I of the most recently filed Annual Report on Form 10-K. Due to such uncertainties and risks, you are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date hereof. We do not undertake any obligation to update these factors or to publicly announce the results of any changes to our forward-looking statements due to future results or developments.

We use the terms “Company,” “we,” “us” and “our” to refer to both (1) Science Applications International Corporation and its consolidated subsidiaries for time periods after the separation and (2) the technical, engineering and enterprise information technology (IT) services businesses of former Parent, which were contributed to Science Applications International Corporation as part of the separation, for time periods prior to the separation. The financial information discussed below and included elsewhere in this Quarterly Report may not necessarily reflect what our financial condition, results of operations or cash flow would have been had we been a stand-alone company during the periods presented prior to separation or what our financial condition, results of operations and cash flows may be in the future. Subsequent to separation, we are incurring additional costs to be able to function as an independent, publicly traded company, including additional costs related to IT.

The Company utilizes a 52/53 week fiscal year, ending on the Friday closest to January 31, with fiscal quarters typically consisting of 13 weeks. Fiscal 2014 began on February 1, 2013 and ended on January 31, 2014, while fiscal 2015 began on February 1, 2014 and ends on January 30, 2015. The first quarter of fiscal 2015 ended on May 2, 2014, while the first quarter of fiscal 2014 ended on May 3, 2013.

Overview

We are a leading provider of technical, engineering, and enterprise information technology (IT) services primarily to the U.S. government. We provide engineering and integration offerings for large, complex projects and offer a broad range of services with a targeted emphasis on higher-end, differentiated technology services. Our end-to-end enterprise IT services spans the entire spectrum of our customers’ IT infrastructure. Each of our operating segments is focused on providing our comprehensive technical and enterprise IT offerings to its respective customer base.

Our operating segments have been aggregated into one reporting segment for financial reporting purposes. Substantially all of our revenues and tangible long-lived assets are generated by or are owned by entities located in the United States.

Economic Opportunities, Challenges, and Risks

In fiscal 2014, we generated greater than 90% of our total revenues from contracts with the U.S. government and approximately 70% of our total revenues from contracts with the DoD, including subcontracts on which we perform. Our business performance is affected by the overall level of U.S. government spending (especially defense spending) and the alignment of our offerings and capabilities with the budget priorities of the U.S. government. While we believe that national security, including defense, will continue to be a priority, the U.S. government budget deficit and the national debt has created pressure to examine and reduce spending across all federal agencies. Baseline spending for the DoD for the next 10 years has been reduced and there may be further reductions. Adverse changes in fiscal and economic conditions, such as the manner in which spending reductions are implemented, including sequestration, future government shutdowns, and issues related to the nation’s debt ceiling, could materially impact our business.

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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

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

Results of Operations

The primary financial performance measures we use to manage our business and monitor results of operations are revenue, operating income, and cash flows from operating activities. The following table summarizes our results of operations for the periods presented:

	Three Months Ended
	May 2, 2014	Percent change	May 3, 2013
	(dollars in millions)
Revenues	$962		$1,107
Revenues performed by former Parent	15		32
Total revenues	977	(14%)	1,139
Cost of revenues	881		1,010
Cost of revenues performed by former Parent	15		32
Total cost of revenues	896	(14%)	1,042
Selling, general, and administrative expenses	22	(24%)	29
Separation transaction and restructuring expenses	—	(100%)	16
Operating income	59	13%	52
As a percentage of total revenues	6.0%		4.6%
As a percentage of revenues, excluding separation transaction and restructuring expenses	6.1%		6.1%
Cash flows provided by (used in) operating activities	$34	327%	$(15)

Management believes that the presentation of operating income excluding separation transaction and restructuring expenses, as a percentage of revenues, which is a non-GAAP financial measure, provides useful information to investors regarding the Company’s financial condition and results of operations.

Revenues. Total revenues decreased $162 million, or 14%, for the three months ended May 2, 2014 as compared to the three months ended May 3, 2013. Revenue contraction was primarily due to the loss of the DGS program ($42 million), decrease in logistics program activity primarily related to in-theater force drawdown ($29 million), lower material and subcontract revenues on DoD contract vehicles ($27 million), completion of a program to supply technical support to the Army Reserve and National Guard ($22 million), and the impact of one less productive day in the current quarter ($15 million). Revenue performed by former Parent decreased, subsequent to separation, due to a decreased level of effort by former Parent employees on our contracts. The remainder of the decline was driven by the slower U.S. government contract ordering environment resulting from budget pressures.

Operating Income. Operating income increased $7 million from the comparable prior year period to 6.0% of total revenues for the three months ended May 2, 2014. Current year results include $1 million of severance expense as we continue to optimize our operating model. The increase in operating income was primarily driven by the absence of prior year separation transaction and restructuring costs ($16 million) and current year net favorable changes in contract estimates as compared to the prior year ($7 million). These impacts were partially offset by decreased operating income on lower revenue volume ($12 million) and completion of higher profit margin contracts.

Cash Flows from Operating Activities. Cash flows provided by operating activities were $34 million for the three months ended May 2, 2014, which was an increase of $49 million over the comparable prior year period. Cash flows from operating activities during the current quarter improved over the comparable period in the prior year due to strong customer collections and a reduction in prepaid expenses.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

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

Bookings and Backlog. We had net bookings worth an estimated $0.9 billion during the three months ended May 2, 2014. Net bookings represent the estimated amount of revenue to be earned in the future from funded and unfunded contract awards that were received during the period, net of any adjustments to estimates on previously awarded contracts. We calculate net bookings as the period’s ending backlog plus the period’s revenues less the prior period’s ending backlog. Backlog represents the estimated amount of future revenues to be recognized under negotiated contracts as work is performed. Backlog related to future revenues to be performed by former Parent is included in the values presented below. We segregate our backlog into two categories as follows:

•

Funded Backlog. Funded backlog for contracts with government agencies primarily represents estimated amounts of revenue to be earned in the future from contracts for which funding is appropriated less revenues previously recognized on these contracts, and does not include the unfunded portion of contracts where funding is incrementally appropriated or authorized on a quarterly or annual basis by the U.S. government and other customers, even though the contract may call for performance over a number of years. Funded backlog for contracts with non-government agencies represents the estimated value on contracts, which may cover multiple future years, under which we are obligated to perform, less revenues previously recognized on these contracts.

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

The estimated value of our total backlog was as follows:

	May 2, 2014	January 31, 2014
	(in millions)
Funded backlog	$1,596	$1,639
Negotiated unfunded backlog	4,991	5,012
Total backlog	$6,587	$6,651

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

Contract Types. Our earnings and profitability may vary materially depending on changes in the proportionate amount of revenues derived from each type of contract. For a discussion of the types of contracts under which we generate revenue, see “Business-Contract Types” in Part I of the most recently filed Annual Report on Form 10-K. The following table summarizes revenues by contract type as a percentage of total revenues for the periods presented:

	Three Months Ended
	May 2, 2014	May 3, 2013
Cost reimbursement	38%	37%
Time and materials (T&M) and fixed-price level of effort (FP-LOE)	29%	32%
Firm-fixed price (FFP)	33%	31%
Total	100%	100%

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

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

	Three Months Ended
	May 2, 2014	Percent change	May 3, 2013
	(dollars in millions)
Labor-related revenues	$452	(6%)	$483
As a % of revenues	46%		42%
Subcontractor-related revenues	320	(26%)	434
As a % of revenues	33%		38%
Supply chain materials-related revenues	140	(16%)	166
As a % of revenues	14%		15%
Other materials-related revenues	65	16%	56
As a % of revenues	7%		5%

Revenue mix for the three months ended May 2, 2014 compared to the respective prior period shows an increase in the proportionate amount of labor-related revenues and a decrease in subcontractor-related revenues as a share of total revenues. This shift in revenue as a percent of total revenues, from subcontractor to labor-related, reflects increased activity on new contracts that utilize a higher percentage of value-added labor, while older contracts utilizing a higher percentage of subcontractor labor experienced decreased activity.

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

The $500 million borrowing under our term loan facility and, if used in the future, our revolving credit facility will incur interest at a variable rate. In accordance with our risk management objectives, we hold fixed rate swap agreements for the same notional amount and tenor as the term loan facility. These instruments are used to hedge the variability in interest payment cash flows and are accounted for as a cash flow hedge. Under the swap agreements, we pay the fixed rate and the counterparties to the agreement pay a floating interest rate, for which settlement occurs monthly.

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

Although we believe that the arrangements in place will permit us to finance our operations on acceptable terms and conditions over the next 12 months, our access to, and the availability of, financing on acceptable terms and conditions in the future will be impacted by many factors, including: our credit ratings, the liquidity of the overall capital markets and overall economic conditions. We cannot assure that such financing will be available to us on acceptable terms or that such financing will be available at all. We believe that our future cash from operations together with our existing cash and cash equivalents, as well as access to bank financing and capital markets will provide adequate resources to fund our short-term and long-term liquidity and capital needs.

Historical Cash Flow Trends

The following table summarizes our cash flows:

	Three Months Ended
	May 2, 2014	May 3, 2013
	(in millions)
Total cash flows provided by (used in) operating activities	$34	$(15)
Total cash flows used in investing activities	(7)	(1)
Total cash flows (used in) provided by financing activities	(44)	16
Total decrease in cash and cash equivalents	$(17)	$—

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Cash Provided by (Used in) Operating Activities. Refer to “Results of Operations” above for a discussion of the changes in cash provided by operating activities between the three months ended May 2, 2014 and the comparable prior year period.

Cash Used in Investing Activities. Cash used in investing activities for the three months ended May 2, 2014 increased by $6 million, as compared to the prior year period, primarily due to investments in facility leasehold improvements and furniture and fixtures related to the renovation of our corporate headquarters.

Cash (Used in) Provided by Financing Activities. Cash used in financing activities for the three months ended May 2, 2014 increased by $60 million, as compared to the prior year period, primarily due to dividend payments and stock repurchases. We did not engage in these activities prior to separation from former Parent.

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

We have several critical accounting policies that are both important to the presentation of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments. Typically, the circumstances that make these judgments difficult, subjective and complex have to do with making estimates about the effect of matters that are inherently uncertain. There have been no changes to our existing critical accounting policies during the three months ended May 2, 2014 from those disclosed in our most recently filed Annual Report.

Recently Issued But Not Yet Adopted Accounting Pronouncements

For information on recently issued but not yet effective accounting pronouncements see Note 1 of the notes to the condensed consolidated and combined financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our Market Risks from those discussed in our most recently filed Annual Report.

Item 4. Controls and Procedures

Our management, with the participation of our principal executive officer (our Chief Executive Officer) and principal financial officer (our Executive Vice President and Chief Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of May 2, 2014, and our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarterly period covered by this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We have provided information about legal proceedings in which we are involved in Note 9 – Legal Proceedings and Other Commitments and Contingencies of the notes to condensed consolidated and combined financial statements for the three months ended May 2, 2014 contained within this Quarterly Report.

In addition to the legal proceedings disclosed in Note 9, we are routinely subject to investigations and reviews relating to compliance with various laws and regulations. Additional information regarding such investigations and reviews is also set forth in Note 9 – Legal Proceedings and Other Commitments and Contingencies, of the notes to condensed consolidated and combined financial statements for the three months ended May 2, 2014 contained within this Quarterly Report.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in our most recently filed Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Company. In October 2013, our board of directors authorized a stock repurchase program under which we may repurchase up to 5 million shares of our common stock on the open market. Whether repurchases are made and the timing and amount of repurchases depends on a variety of factors including market conditions, the Company’s capital position and internal cash generation, and other factors.

The following table presents repurchases of our common stock during the quarter ended May 2, 2014:

Period (1)	Total Number of Shares (or Units) Purchased (2)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (3)
February 1, 2014—March 7, 2014	264,998	$37.08	262,566	4,374,711
March 8, 2014—April 4, 2014	302,445	36.59	222,235	4,152,476
April 5, 2014—May 2, 2014	212,148	38.57	200,500	3,951,976
Total	779,591	$37.29	685,301

(1)	Date ranges represent our fiscal periods during the first quarter of fiscal 2015. Our fiscal quarters typically consist of one five-week period and two four-week periods.

(2)	Includes shares purchased upon surrender by stockholders of previously owned shares to satisfy minimum statutory tax withholding obligations related to stock option exercises and vesting of stock awards in addition to shares purchased under our publicly announced plans or programs.

(3)	We may repurchase up to 5 million shares of our common stock under our repurchase program previously announced in October 2013. As of May 2, 2014, we have repurchased approximately 1 million shares of common stock under the program.

Item 3. Defaults Upon Senior Securities

No information is required in response to this item.

Item 4. Mine Safety Disclosures

No information is required in response to this item.

Item 5. Other Information

No information is required in response to this item.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Item  6. Exhibits

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 10, 2014

Science Applications International Corporation

/s/ JOHN R. HARTLEY John R. Hartley Executive Vice President and Chief Financial Officer