Form 10-Q
period 2014-08-01
Science Applications International Corp
filed 2014-09-10
CIK 1571123

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 1, 2014

or

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

Yes ☐ No ☒

The number of shares issued and outstanding of the registrant’s common stock as of August 22, 2014 was as follows:

47,020,514 shares of common stock ($.0001 par value per share)

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

FORM 10-Q

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS

OF INCOME AND COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended		Six Months Ended
	August 1, 2014	August 2, 2013	August 1, 2014	August 2, 2013
	(in millions, except per share amounts)
Revenues	$939	$1,005	$1,901	$2,112
Revenues performed by former Parent (Note 3)	13	29	28	61
Total revenues	952	1,034	1,929	2,173
Costs and expenses:
Cost of revenues	858	931	1,739	1,941
Cost of revenues performed by former Parent (Note 3)	13	29	28	61
Total cost of revenues	871	960	1,767	2,002
Selling, general and administrative expenses	22	18	44	47
Separation transaction and restructuring expenses (Note 1)	—	18	—	34
Operating income	59	38	118	90
Interest expense	4	—	9	—
Income before income taxes	55	38	109	90
Provision for income taxes (Note 5)	(21)	(13)	(41)	(32)
Net income	$34	$25	$68	$58
Other comprehensive income, net of tax (Note 8)	—	—	1	—
Comprehensive income	$34	$25	$69	$58

Earnings per share (Note 2):
Basic	$0.72	$0.51	$1.42	$1.20
Diluted	$0.70	$0.50	$1.38	$1.17
Cash dividends declared and paid per share	$0.28	—	$0.56	—

See accompanying notes to condensed consolidated and combined financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED AND COMBINED BALANCE SHEETS

(UNAUDITED)

	August 1, 2014	January 31, 2014
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$247	$254
Receivables, net	639	621
Inventory, prepaid expenses and other current assets	94	119
Total current assets	980	994
Goodwill	379	379
Property, plant, and equipment (net of accumulated depreciation of $119 million and $112 million at August 1, 2014 and January 31, 2014, respectively)	58	60
Other assets	13	14
Total assets	$1,430	$1,447

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$370	$387
Accrued payroll and employee benefits	154	149
Long-term debt and capital lease obligations, current portion	26	13
Other current liabilities	18	15
Total current liabilities	568	564
Long-term debt and capital lease obligations, net of current portion	476	489
Other long-term liabilities	22	17
Commitments and contingencies (Note 9)
Equity:
Common stock, $.0001 par value, 1 billion shares authorized, 47 million shares and 49 million shares issued and outstanding as of August 1, 2014 and January 31, 2014, respectively	—	—
Additional paid-in capital	295	349
Retained earnings	70	30
Accumulated other comprehensive loss (Note 8)	(1)	(2)
Total equity	364	377
Total liabilities and equity	$1,430	$1,447

See accompanying notes to condensed consolidated and combined financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED AND COMBINED STATEMENT OF EQUITY

(UNAUDITED)

	Shares of common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
	(in millions)
Balance at January 31, 2014	49	$349	$30	$(2)	$377
Net income	—	—	68	—	68
Issuances of stock	—	2	—	—	2
Other comprehensive income, net of tax (Note 8)	—	—	—	1	1
Cash dividends of $0.56 per share	—	—	(28)	—	(28)
Stock-based compensation	—	13	—	—	13
Income tax benefits from stock-based compensation	—	(1)	—	—	(1)
Repurchases of stock	(2)	(68)	—	—	(68)
Balance at August 1, 2014	47	$295	$70	$(1)	$364

See accompanying notes to condensed consolidated and combined financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	August 1, 2014	August 2, 2013
	(in millions)
Cash flows from operating activities:
Net income	$68	$58
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10	4
Deferred income taxes	1	—
Stock-based compensation expense	18	15
Excess tax benefits from stock-based compensation	(2)	—
Increase (decrease) in cash resulting from changes in:
Receivables	(18)	7
Inventory, prepaid expenses and other current assets	27	21
Accounts payable and accrued liabilities	(11)	(44)
Accrued payroll and employee benefits	5	(20)
Other long-term liabilities	1	7
Total cash flows provided by operating activities	99	48
Cash flows from investing activities:
Expenditures for property, plant and equipment	(10)	(2)
Total cash flows used in investing activities	(10)	(2)
Cash flows from financing activities:
Dividend payments to stockholders	(27)	—
Issuances of stock	1	—
Stock repurchased and retired or withheld for taxes on equity awards	(72)	—
Excess tax benefits from stock-based compensation	2	—
Deferred financing costs	—	(5)
Net transfers to former Parent (Note 3)	—	(40)
Total cash flows used in financing activities	(96)	(45)
Total (decrease) increase in cash and cash equivalents	(7)	1
Cash and cash equivalents at beginning of period	254	1
Cash and cash equivalents at end of period	$247	$2

See accompanying notes to condensed consolidated and combined financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)

Note 1—Summary of Significant Accounting Policies:

Overview

Description of Business. Science Applications International Corporation (collectively, with its consolidated subsidiaries, the “Company”) is a leading provider of technical, engineering and enterprise information technology (IT) services primarily to the U.S. government. The Company provides systems engineering and integration services for large, complex projects and offers a broad range of services with a targeted emphasis on higher-end, differentiated technology services.

Effective February 1, 2014, the Company reorganized its operational structure by changing the composition of its operating segments to better align with the Company’s customer-oriented strategic growth initiatives. Each of the operating segments is focused on providing the Company’s comprehensive technical and enterprise IT service offerings to its respective customer base. The Company’s operating segments have been aggregated into one reporting segment for financial reporting purposes.

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

Principles of Consolidation and Combination and Basis of Presentation

Prior to the separation, the Company’s results of operations and cash flows consisted of the technical, engineering and enterprise IT services business of former Parent, which represented a combined reporting entity. Prior to the Distribution Date, the condensed consolidated and combined financial statements were prepared from separate records maintained by former Parent and may not necessarily be indicative of the conditions that would have existed or the results of operations of the Company had it been operated as an independent entity.

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

Changes in estimates related to contracts accounted for using the cost-to-cost percentage-of-completion method of accounting are recognized in the period in which such changes are made for the inception-to-date effect of the changes. Changes in these estimates can routinely occur over the contract performance period for a variety of reasons, including changes in contract scope, changes in contract cost estimates due to unanticipated cost growth or retirements of risk for amounts different than estimated, and changes in estimated incentive or award fees. Aggregate changes in contract estimates increased operating income by $2 million ($0.03 per diluted share) and $5 million ($0.06 per diluted share) for the three and six months ended August 1, 2014, respectively, and decreased operating income by $4 million ($0.05 per diluted share) and $8 million ($0.10 per diluted share) for the three and six months ended August 2, 2013, respectively.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)

Reporting Periods

The Company utilizes a 52/53 week fiscal year ending on the Friday closest to January 31, with fiscal quarters typically consisting of 13 weeks. Fiscal 2014 began on February 1, 2013 and ended on January 31, 2014, while fiscal 2015 began on February 1, 2014 and ends on January 30, 2015. The second quarter of fiscal 2014 ended on August 2, 2013, while the second quarter of fiscal 2015 ended on August 1, 2014.

Separation Transaction and Restructuring Expenses

During the three and six months ended August 2, 2013, the Company incurred expenses in connection with the separation transaction. The Company took actions to reduce its real estate footprint by vacating facilities that were not necessary for its future requirements, which resulted in lease termination and facility consolidation expenses. Additionally, the Company obtained strategic advisory, legal and accounting, and investment banking services in connection with the separation. The Company also reduced headcount in preparation for the separation, which resulted in severance costs. No separation or restructuring expenses were incurred during the three and six months ended August 1, 2014.

Operating Cycle

The Company’s operating cycle for long-term contracts may be greater than one year and is measured by the average time intervening between the inception and the completion of those contracts. Contract-related assets and liabilities are classified as current assets and current liabilities.

Accounting Standards Updates Issued But Not Yet Adopted

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition and some cost guidance included in Subtopic 605-35, Revenue Recognition – Construction-Type and Production-Type Contracts. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. The ASU will become effective for the Company beginning in the first quarter of fiscal 2018, using one of two retrospective methods of adoption. The Company has not selected a method for adoption nor determined the potential effects on its financial statements.

Other Accounting Standards Updates effective after August 1, 2014 are not expected to have a material effect on the Company’s financial statements.

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

A reconciliation of the weighted-average number of shares outstanding used to compute basic and diluted EPS was as follows:

	Three Months Ended		Six Months Ended
	August 1, 2014	August 2, 2013	August 1, 2014	August 2, 2013
	(in millions)
Basic weighted-average number of shares outstanding	47.5	48.6	47.8	48.6
Dilutive common share equivalents—stock options and other stock-based awards	1.4	1.1	1.4	1.1
Diluted weighted-average number of shares outstanding	48.9	49.7	49.2	49.7

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)

The following stock-based awards were excluded from the weighted-average number of shares outstanding used to compute diluted EPS:

	Three Months Ended		Six Months Ended
	August 1, 2014	August 2, 2013	August 1, 2014	August 2, 2013
	(in millions)
Antidilutive stock options excluded	0.6	1.9	0.7	1.9

Quarterly Dividend

The Company declared and paid one quarterly dividend of $0.28 per share of its common stock during the three months ended August 1, 2014. On September 3, 2014, the Company’s board of directors declared a quarterly dividend of $0.28 per share of the Company’s common stock payable on October 30, 2014 to stockholders of record on October 15, 2014.

Note 3—Transactions with Former Parent:

Allocation of Corporate Expenses

The condensed consolidated and combined statements of income and comprehensive income for the three and six months ended August 2, 2013 reflect allocations of general corporate expenses from former Parent including, but not limited to, costs associated with executive management, finance, legal, IT, human resources, employee benefits administration, treasury, risk management, procurement and other shared services. Allocations for general corporate expenses, including management costs and corporate support services provided to the Company totaled $41 million and $81 million for the three and six months ended August 2, 2013, respectively.

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

Net Transfers to Former Parent

Former Parent historically used a centralized approach to cash management and the financing of its operations. Prior to the separation, transactions between the Company and former Parent were considered to be effectively settled for cash at the time the transaction was recorded. The net effect of these transactions is included in the condensed consolidated and combined statements of cash flows for the six months ended August 2, 2013 as Net transfers to former Parent.

Revenues and Cost of Revenues Performed by Former Parent

As a part of former Parent, the Company entered into contracts jointly with former Parent and continues to be a party to contracts jointly performed by the Company and former Parent following the separation. These transactions are recorded at revenue equal to cost to reflect that no additional profit is charged to the customer for work performed by former Parent and are presented separately in the condensed consolidated and combined statements of income and comprehensive income.

Note 4—Stock-Based Compensation:

Stock Options

During the six months ended August 1, 2014, the Company granted employees 0.7 million stock options with a weighted-average exercise price and grant date fair value of $38.70 and $5.89, respectively. These options will expire on the seventh anniversary of the grant date and will vest ratably over a three-year period on the anniversary of the grant date.

Restricted Stock Units (RSUs)

During the six months ended August 1, 2014, the Company granted employees 0.6 million RSUs with a weighted-average grant date fair value of $38.75, which will vest ratably over a four-year period on the anniversary of the grant date.

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

During the six months ended August 1, 2014, the Company granted certain employees performance-based stock awards under the 2013 Equity Incentive Plan with a grant date fair value of $38.77 per award. The Company expects to issue 0.2 million shares in the future based on estimated future achievement of the targeted performance goals.

Note 5—Income Taxes:

As of August 1, 2014, the Company has evaluated its tax positions and determined that it does not have a liability for any uncertain tax positions. The tax authorities, however, may determine that the Company owes additional taxes upon review of the Company’s tax filings.

Provision for income taxes as a percentage of income before income taxes was 37.3% and 37.6% for the three and six months ended August 1, 2014, respectively, and 34.2% and 35.8% for the three and six months ended August 2, 2013, respectively. The tax rates for the three and six months ended August 2, 2013 were lower than the tax rates for the three and six months ended August 1, 2014 primarily due to the expiration of the research and development tax credit on December 31, 2013. Tax rates for the periods presented were also lower than the combined federal and state statutory rates due to tax deductibility of dividends paid on shares held by retirement plans and other permanent book versus tax differences.

Note 6—Debt Obligations:

The Company’s debt obligations consisted of the following:

	Stated & effective interest rate	August 1, 2014	January 31, 2014
		(in millions)
Term loan facility	1.94%	$500	$500
Capital leases and other notes payable		2	2
Total long-term debt and capital lease obligations		502	502
Less current portion		26	13
Total long-term debt, net of current portion		$476	$489

The Company also has a five-year unsecured revolving credit facility in an initial aggregate borrowing capacity of $200 million available but no draws have been made. As of August 1, 2014, the Company was in compliance with the covenants under its credit facilities.

As of August 1, 2014 and January 31, 2014, the carrying value of the Company’s outstanding debt obligations approximated its fair value. The fair value of long-term debt is calculated using Level 2 inputs, based on interest rates available for debt with terms and maturities similar to the Company’s existing debt arrangements.

Note 7—Derivative Instruments Designated as Cash Flow Hedges:

The Company uses fixed interest rate swaps to manage risks associated with interest rate fluctuations on its floating rate debt. The Company is party to fixed interest rate swap instruments that have been designated and accounted for as cash flow hedges. The Company’s fixed interest rate swaps aggregate to the same notional amount and tenor as its term loan facility. These instruments are used to hedge the variability in interest payment cash flows caused by changes in the 1-month LIBOR benchmark interest rate on the variable rate term loan facility. Under the swap agreements, the Company pays a fixed rate of 1.41% and the counterparties to the agreement pay a floating interest rate based on 1-month LIBOR, for which measurement and settlement is performed monthly. The counterparties to these agreements are financial institutions.

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

As of August 1, 2014 and January 31, 2014, the fair value of the fixed interest rate swaps was $2 million and $3 million, respectively, which is included in accounts payable and accrued liabilities. The effective portion of the unrealized change in fair value, net of tax, for the three and six months ended August 1, 2014 was zero and a gain of $1 million, respectively, which are reported in other comprehensive income, net of tax (See Note 8). There was no ineffectiveness during the three or six months ended August 1, 2014. The swaps were not outstanding during the three and six months ended August 2, 2013. The Company estimates that it will reclassify $6 million of unrealized losses from accumulated other comprehensive loss into earnings in the twelve months following August 1, 2014.

Note 8—Changes in Accumulated Other Comprehensive Loss by Component:

The following table presents the changes in accumulated other comprehensive loss attributable to the Company’s fixed interest rate swap cash flow hedges discussed in Note 7.

	Unrealized Losses on Fixed Interest Rate Swap Cash Flow Hedges
	Pre-Tax Amount (a)	Income Tax (b)	Net Amount
	(in millions)
Three months ended August 1, 2014:
Balance at May 2, 2014	$1	$—	$1
Other comprehensive loss before reclassifications	2	(1)	1
Amounts reclassified from accumulated other comprehensive loss	(1)	—	(1)
Net current-period other comprehensive loss	1	(1)	—
Balance at August 1, 2014	$2	$(1)	$1

Six Months ended August 1, 2014:
Balance at January 31, 2014	$3	$(1)	$2
Other comprehensive loss before reclassifications	2	(1)	1
Amounts reclassified from accumulated other comprehensive loss	(3)	1	(2)
Net current-period other comprehensive income	(1)	—	(1)
Balance at August 1, 2014	$2	$(1)	$1

(a)	The amount reclassified from accumulated other comprehensive loss was included in interest expense.

(b)	The amount reclassified from accumulated other comprehensive loss was included in income tax expense (benefit).

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

In accordance with the MTCA, former Parent agreed to seek the U.S. government’s approval to novate all of the contracts with the U.S. government under which the Company primarily is obligated to fulfill the remaining terms. Novation was completed in July 2014. Remaining administrative contract activities are expected to be completed by the end of fiscal 2015. The MTCA also governs the relationship between the Company and former Parent with regard to the treatment of contracts, proposals, and teaming arrangements where both companies are or will be jointly performing work after separation. Each of the Company and former Parent indemnify the other party for work performed by it under the MTCA.

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

The Company has recorded reserves for estimated net amounts to be refunded to customers for potential adjustments for indirect cost audits and compliance with U.S. government cost accounting standards for fiscal 2006 through 2014, which include liabilities assumed from former Parent upon separation for periods prior to the Distribution Date. As of August 1, 2014, the Company has recorded a total liability of $19 million for estimated net amounts to be refunded to customers for potential adjustments from such audits of contract costs. Any additional amounts which may be determined to be owed for periods prior to the separation will be allocated to former Parent and the Company in proportions determined in accordance with the Distribution Agreement.

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

In August 2012, former Parent entered into an administrative agreement with the U.S. Army on behalf of all agencies of the U.S. government that confirms its continuing eligibility to enter into and perform contracts with the U.S. government. Under the terms of the administrative agreement, former Parent has agreed, among other things, to maintain a contractor responsibility program having the specific elements described in the administrative agreement, including retaining a monitor and providing certain reports to the U.S. Army. The administrative agreement will continue in effect for five years, or until August 2017, but former Parent may request earlier termination following completion of three years, or until August 2015. The Company notified the U.S. Army that it will comply with the obligations set forth in the administrative agreement following the separation. These obligations include retaining an independent monitor and maintaining a similar contractor responsibility program.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)

Army Brigade Combat Team Modernization Engineering, Manufacturing and Development (BCTM) Program

The BCTM program was terminated for convenience by the Department of Defense (DoD) effective in September 2011. From October 2009 through termination, the Company and its prime contractor performed on this program under an undefinitized change order with a provisional billing rate that allowed the Company to receive a lesser amount of the projected fee than the estimated fee due until completion of contract negotiations. The Company has recognized revenues of approximately $480 million, including estimated fees, from October 2009 through August 2013 under the undefinitized change order. During fiscal 2013, an agreement in principle was reached between the prime contractor and the DoD; however a formal contract modification has not yet been received. The Company had an outstanding receivable of approximately $2 million on this contract as of August 1, 2014.

Letters of Credit and Surety Bonds

The Company has outstanding obligations relating to letters of credit of $6 million as of August 1, 2014, principally related to guarantees on insurance policies. The Company also has outstanding obligations relating to surety bonds in the amount of $11 million, principally related to performance and payment bonds on the Company’s contracts. The letters of credit and surety bonds initially were obtained by former Parent and the Company is required to satisfy these obligations under the terms of the Distribution Agreement.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations and quantitative and qualitative disclosures about market risk should be read in conjunction with our unaudited condensed consolidated and combined financial statements and the related notes. It contains forward-looking statements, (which may be identified by words such as those described in “Risk Factors—Forward-Looking Statement Risks” in Part I of the most recently filed Annual Report on Form 10-K) including statements regarding our intent, belief, or current expectations with respect to, among other things, trends affecting our financial condition or results of operations, backlog, our industry, government budgets and spending and the impact of competition. Such statements are not guarantees of future performance and involve risks and uncertainties and actual results may differ materially from those in the forward-looking statements as a result of various factors. Factors that could cause or contribute to these differences include any discussed in “Risk Factors” in Part II of this Quarterly Report on Form 10-Q and in Part I of the most recently filed Annual Report on Form 10-K. Due to such uncertainties and risks, you are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date hereof. We do not undertake any obligation to update these factors or to publicly announce the results of any changes to our forward-looking statements due to future results or developments.

We use the terms “Company,” “we,” “us” and “our” to refer to both (1) Science Applications International Corporation and its consolidated subsidiaries for time periods after the separation and (2) the technical, engineering and enterprise information technology (IT) services businesses of former Parent, which were contributed to Science Applications International Corporation as part of the separation, for time periods prior to the separation. References herein to “former Parent” refer to Leidos Holdings, Inc. (formerly SAIC, Inc.) collectively with its consolidated subsidiaries. The financial information discussed below and included elsewhere in this Quarterly Report on Form 10-Q may not necessarily reflect what our financial condition, results of operations or cash flow would have been had we been a stand-alone company during the periods presented prior to separation or what our financial condition, results of operations and cash flows may be in the future. Following the separation, we are incurring additional costs to be able to function as an independent, publicly traded company, including additional costs related to IT.

The Company utilizes a 52/53 week fiscal year, ending on the Friday closest to January 31, with fiscal quarters typically consisting of 13 weeks. Fiscal 2014 began on February 1, 2013 and ended on January 31, 2014, while fiscal 2015 began on February 1, 2014 and ends on January 30, 2015. The second quarter of fiscal 2014 ended on August 2, 2013, while the second quarter of fiscal 2015 ended on August 1, 2014.

Overview

We are a leading provider of technical, engineering and enterprise IT services, primarily to the U.S. government. We provide engineering and integration offerings for large, complex projects and offer a broad range of services with a targeted emphasis on higher-end, differentiated technology services. Our end-to-end enterprise IT services spans the entire spectrum of our customers’ IT infrastructure. Each of our operating segments is focused on providing our comprehensive technical and enterprise IT offerings to its respective customer base.

Our operating segments have been aggregated into one reporting segment for financial reporting purposes. Substantially all of our revenues and tangible long-lived assets are generated by, or are owned by, entities located in the United States.

Economic Opportunities, Challenges, and Risks

In fiscal 2014, we generated greater than 90% of our total revenues from contracts with the U.S. government and approximately 70% of our total revenues from contracts with the Department of Defense (DoD), including subcontracts on which we perform. Our business performance is affected by the overall level of U.S. government spending (especially defense spending) and the alignment of our offerings and capabilities with the budget priorities of the U.S. government. While we believe that national security, including defense, will continue to be a priority, the U.S. government budget deficit and the national debt has created pressure to examine and reduce spending across all federal agencies. Baseline spending for the DoD for the next 10 years has been reduced and there may be further reductions. Adverse changes in fiscal and economic conditions, such as the manner in which spending reductions are implemented, including sequestration, future government shutdowns, and issues related to the nation’s debt ceiling, could materially impact our business.

The U.S. government has increasingly relied on contracts that are subject to a competitive bidding process, including Indefinite Delivery/Indefinite Quantity (IDIQ), U.S. General Services Administration (GSA) Schedule and other multi-award contracts, which has resulted in greater competition and increased pricing pressure. We expect that a majority of the business that we seek in the foreseeable future will be awarded through a competitive bidding process. For example, during fiscal 2013 we were not awarded the successor contract to the DISN Global Solutions (DGS) program with the Defense Information System Agency. Despite the budget and competitive pressures impacting the industry, we believe we are well-positioned to expand customer penetration and benefit from opportunities that we have not previously pursued. Our scale, size and prime contractor leadership position are expected to help differentiate us from our competitors, especially on large

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

contracts. We believe our long-term, trusted customer relationships and deep technical expertise provide us with the sophistication to handle mission-critical contracts. Our current competitive cost structure, as well as our ongoing efforts to maintain or reduce costs by centralizing strategic sourcing and developing repeatable offerings, are expected to allow us to compete effectively on price in the evolving environment. Additionally, due to the separation and the resulting removal of many organizational conflicts of interest restrictions, we believe we have enhanced our ability to expand market share with our existing customers and pursue new growth opportunities.

Results of Operations

The primary financial performance measures we use to manage our business and monitor results of operations are revenue, operating income, and cash flows from operating activities. The following table summarizes our results of operations:

	Three Months Ended			Six Months Ended
	August 1, 2014	Percent change	August 2, 2013	August 1, 2014	Percent change	August 2, 2013
	(dollars in millions)
Revenues	$939	(7%)	$1,005	$1,901	(10%)	$2,112
Revenues performed by former Parent	13	(55%)	29	28	(54%)	61
Total revenues	952	(8%)	1,034	1,929	(11%)	2,173
Cost of revenues	858	(8%)	931	1,739	(10%)	1,941
Cost of revenues performed by former Parent	13	(55%)	29	28	(54%)	61
Total cost of revenues	871	(9%)	960	1,767	(12%)	2,002
Selling, general, and administrative expenses	22	22%	18	44	(6%)	47
Separation transaction and restructuring expenses	—	(100%)	18	—	(100%)	34
Operating income	59	55%	38	118	31%	90
As a percentage of revenues	6.3%		3.8%	6.2%		4.3%
As a percentage of revenues, excluding separation transaction and restructuring expenses (a)	6.3%		5.6%	6.2%		5.9%
Cash flows provided by operating activities	$65	3%	$63	$99	106%	$48

(a)

Management believes that the presentation of operating income excluding separation transaction and restructuring expenses, as a percentage of revenues (which is a non-GAAP financial measure) provides useful information to investors regarding the Company’s financial condition and results of operations.

Revenues. Revenues decreased $66 million, or 7%, for the three months ended August 1, 2014 as compared to the three months ended August 2, 2013. Revenue contraction was primarily due to the loss of the DGS program ($29 million), completion of a program to supply technical support to the Army Reserve and National Guard ($20 million), and lower material and subcontract revenues on DoD contract vehicles due to delays in the release of contract funding ($19 million). As expected, revenues performed by former Parent decreased during the three months ended August 1, 2014 from the comparable prior year period due to the completion of pre-separation joint work.

Revenues decreased $211 million, or 10%, for the six months ended August 1, 2014 as compared to the six months ended August 2, 2013. Revenue contraction was primarily driven by the loss of the DGS program ($71 million), lower material and subcontract revenues on DoD contract vehicles due to delays in the release of contract funding and a decrease in material orders ($51 million), a decrease in logistics program activity primarily related to in-theater force drawdown ($42 million), and the completion of a program to supply technical support to the Army Reserve and National Guard ($42 million). Revenues performed by former Parent decreased in the current year due to the completion of pre-separation joint work.

Operating Income. Operating income increased $21 million from the comparable prior year period to 6.3% of revenues for the three months ended August 1, 2014. The increase in operating income was primarily driven by the absence of prior year separation transaction and restructuring expenses ($18 million) and current year net favorable changes in contract estimates as compared to the prior year ($6 million). These impacts were partially offset by decreased operating income on lower revenue volume ($6 million).

Operating income increased $28 million from the comparable prior year period to 6.2% of revenues for the six months ended August 1, 2014. The increase in operating income was primarily driven by the absence of prior year separation transaction and restructuring expenses ($34 million) and current year net favorable changes in contract estimates as compared to the prior year ($13 million). These impacts were partially offset by decreased operating income on lower revenue volume ($18 million). Additionally, current year results include $1 million of severance expense as we continue to optimize our operating model.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Cash Flows from Operating Activities. Cash flows provided by operating activities were $99 million for the six months ended August 1, 2014, which was an increase of $51 million over the comparable prior year period. The improvement was the result of an increase in net income, and current year utilization of prepaid income taxes, combined with prior year payments for severance and other costs relating to the separation from former Parent.

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

Bookings and Backlog. We had net bookings worth an estimated $0.9 billion and $1.8 billion during the three and six months ended August 1, 2014, respectively. Net bookings represent the estimated amount of revenue to be earned in the future from funded and unfunded contract awards that were received during the period, net of any adjustments to estimates on previously awarded contracts. We calculate net bookings as the period’s ending backlog plus the period’s revenues less the prior period’s ending backlog. Backlog represents the estimated amount of future revenues to be recognized under negotiated contracts as work is performed. Backlog related to future revenues to be performed by former Parent is included in the values presented below. We segregate our backlog into two categories as follows:

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

•

Negotiated Unfunded Backlog. Negotiated unfunded backlog represents estimated amounts of revenue to be earned in the future from negotiated contracts for which funding has not been appropriated or otherwise authorized and unexercised priced contract options. Negotiated unfunded backlog does not include any estimate of future potential task orders expected to be awarded under IDIQ, GSA Schedule or other master agreement contract vehicles.

The estimated value of our total backlog was as follows:

	August 1, 2014	January 31, 2014
	(in millions)
Funded backlog	$1,751	$1,639
Negotiated unfunded backlog	4,748	5,012
Total backlog	$6,499	$6,651

Bookings and backlog fluctuate from period to period depending on the timing of contract awards, renewals, modifications and cancellations.

We expect to recognize revenue from a substantial portion of our funded backlog within the next 12 months (from the end of the reporting period). However, the U.S. government can adjust the scope of services or cancel contracts at any time. Similarly, certain contracts with commercial customers include provisions that allow the customer to cancel prior to contract completion. Most of our contracts have cancellation terms that would permit us to recover all or a portion of our incurred costs and fees for work performed.

Contract Types. Our earnings and profitability may vary materially depending on changes in the proportionate amount of revenues derived from each type of contract. For a discussion of the types of contracts under which we generate revenue, see “Business-Contract Types” in Part I of the most recently filed Annual Report on Form 10-K. The following table summarizes revenues by contract type as a percentage of total revenues:

	Six Months Ended
	August 1, 2014	August 2, 2013
Cost reimbursement	38%	37%
Time and materials (T&M) and fixed-price level of effort (FP-LOE)	29%	32%
Firm-fixed price (FFP)	33%	31%
Total	100%	100%

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Revenue Mix. We generate revenues under our contracts from the efforts of our employees (which we refer to as labor-related revenues), the efforts of our subcontractors and the materials provided on a contract. Supply chain materials-related revenues are generated on logistics efforts primarily in support of the DoD and are presented separately from materials-related revenues on other programs. Our subcontractor-related revenues and materials-related revenues generally have lower margins than our labor-related revenues. The following table presents changes in labor-related, subcontractor-related and materials-related revenues:

	Three Months Ended			Six Months Ended
	August 1, 2014	Percent change	August 2, 2013	August 1, 2014	Percent change	August 2, 2013
	(dollars in millions)
Labor-related revenues	$430	(4%)	$450	$882	(5%)	$933
As a % of revenues	45%		44%	46%		43%
Subcontractor-related revenues	312	(17%)	377	632	(22%)	811
As a % of revenues	33%		36%	33%		37%
Supply chain materials-related revenues	146	4%	141	286	(7%)	307
As a % of revenues	15%		14%	15%		14%
Other materials-related revenues	64	(3%)	66	129	6%	122
As a % of revenues	7%		6%	6%		6%

Revenue mix for the six months ended August 1, 2014 compared to the respective prior periods shows an increase in the proportionate amount of labor-related revenues and a decrease in subcontractor-related revenues as a share of total revenues. This shift in revenue as a percent of total revenues, from subcontractor to labor-related, reflects increased activity on new contracts that utilize a higher percentage of value-added labor and decreased subcontractor revenues due to the loss of the DGS program. Supply chain materials-related revenues for the six months ended August 1, 2014 decreased primarily due to lower logistics program activity related to in-theater force drawdowns.

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

Although we believe that the arrangements in place will permit us to finance our operations on acceptable terms and conditions over the next 12 months, our access to, and the availability of, financing on acceptable terms and conditions in the future will be impacted by many factors, including: our credit quality, the liquidity of the overall capital markets and overall economic conditions. We cannot assure that such financing will be available to us on acceptable terms or that such financing will be available at all. We believe that our future cash from operations together with our existing cash and cash equivalents, as well as access to bank financing and capital markets will provide adequate resources to fund our short-term and long-term liquidity and capital needs.

Historical Cash Flow Trends

The following table summarizes our cash flows:

	Six Months Ended
	August 1, 2014	August 2, 2013
	(in millions)
Total cash flows provided by operating activities	$99	$48
Total cash flows used in investing activities	(10)	(2)
Total cash flows used in financing activities	(96)	(45)
Total (decrease) increase in cash and cash equivalents	$(7)	$1

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Cash Provided by Operating Activities. Refer to “Results of Operations” above for a discussion of the changes in cash provided by operating activities between the six months ended August 1, 2014 and the comparable prior year period.

Cash Used in Investing Activities. Cash used in investing activities for the six months ended August 1, 2014 increased by $8 million, as compared to the prior year period, primarily due to investments in facility leasehold improvements and furniture and fixtures related to the renovation of our corporate headquarters.

Cash Used in Financing Activities. Cash used in financing activities for the six months ended August 1, 2014 increased by $51 million, as compared to the prior year period, primarily due to dividend payments and stock repurchases. We did not engage in these activities prior to separation from former Parent.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our combined financial statements, which are prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. Management evaluates these estimates and assumptions on an ongoing basis. Our estimates and assumptions have been prepared on the basis of the most current reasonably available information. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates under different assumptions and conditions.

We have several critical accounting policies that are both important to the presentation of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments. Typically, the circumstances that make these judgments difficult, subjective and complex have to do with making estimates about the effect of matters that are inherently uncertain. There have been no changes to our existing critical accounting policies during the six months ended August 1, 2014 from those disclosed in our most recently filed Annual Report on Form 10-K.

Recently Issued But Not Yet Adopted Accounting Pronouncements

For information on recently issued but not yet adopted accounting pronouncements see Note 1 of the notes to the condensed consolidated and combined financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our Market Risks from those discussed in our most recently filed Annual Report on Form 10-K.

Item 4. Controls and Procedures

Our management, with the participation of our principal executive officer (our Chief Executive Officer) and principal financial officer (our Executive Vice President and Chief Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of August 1, 2014, and our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarterly period covered by this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We have provided information about legal proceedings in which we are involved in our fiscal 2014 Annual Report on Form 10-K, and we have provided an update to this information in Note 9 – Legal Proceedings and Other Commitments and Contingencies of the notes to condensed consolidated and combined financial statements contained within this Quarterly Report on Form 10-Q.

In addition to the described legal proceedings, we are routinely subject to investigations and reviews relating to compliance with various laws and regulations. Additional information regarding such investigations and reviews is included in our fiscal 2014 Annual Report on Form 10-K, and we have also updated this information in Note 9 – Legal Proceedings and Other Commitments and Contingencies of the notes to condensed consolidated and combined financial statements contained within this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

Except for the risk factor described below, there were no material changes from the risk factors disclosed in our fiscal 2014 Annual Report on Form 10-K.

Our spin-off transaction subjects us to risks relating to the protest of bids awarded to us that could negatively affect our results of operations and diminish our competitive position.

In September 2013, we completed a spin-off transaction from former Parent and became an independent, publicly traded company. In July 2014, the government signed a novation agreement authorizing the novation from former Parent to us of customer contracts and contract vehicles that relate primarily to our business. We are in the process of completing the administrative tasks relating to completion of the novation process of those contracts and contract vehicles. While we do not expect the completion of the novation process to delay payments to us in any material respect on contracts novated to us by our former Parent, we have experienced the protest by competitors of new awards of contracts to us on grounds relating to the spin-off transaction.

Certain contracts were bid for by our former Parent before completion of the spin-off transaction with the expressed intention that they be novated to us after award. Some of these proposals for contracts are still pending award by the government. Contract awards to our former Parent resulting from these proposals may be challenged by unsuccessful competitors who file a timely protest after such award. In one such case, before the spin-off was completed, our former Parent submitted a proposal to NASA on a contract valued at approximately $1.8 billion. Although it was disclosed to NASA that this contract was contemplated to be novated to and performed by us if and when the spin-off was completed, a competitor protested the award of this contract to our former Parent under those circumstances. The Government Accountability Office (GAO) sustained the protest, denied NASA’s request for reconsideration and NASA terminated for convenience the contract to us. NASA is now conducting a new solicitation in which we expect to compete. In addition, competitors have protested the award of bids to us that were submitted by us after completion of the spin-off but before the government approved the novation of the applicable contract vehicles to us from former Parent. These competitors have based their protests on grounds, among others, that we were not a qualified bidder since (i) the contract vehicle was not in our company’s name at the time the bid was submitted and (ii) we should be treated as a start-up company without reference to our business operations, experience, qualifications, systems and other attributes of our business prior to completion of the spin-off. If competitors are successful in protesting the award of bids to us or our former Parent on these grounds or other spin-off related reasons, our revenue and results from operations would be negatively affected.

Further, our business operations have historically relied on some contract vehicles that will not be novated or assigned to us in the spin-off transaction. Our contractual arrangements with our former Parent provide access to these contract vehicles through September 30, 2014. If after September 30, 2014 we are unable to access these contract vehicles through new or extended commercial arrangements with former Parent or another prime contractor, or to transition this work to an alternative contract vehicle owned by us on a timely basis, our revenues and results from operations would be negatively affected.

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

The following table presents repurchases of our common stock during the quarter ended August 1, 2014:

Period (1)	Total Number of Shares (or Units) Purchased (2)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (3)
May 3, 2014—June 6, 2014	262,465	$38.11	257,400	3,694,576
June 7, 2014—July 4, 2014	302,830	44.00	297,200	3,397,376
July 5, 2014—August 1, 2014	368,061	43.04	364,800	3,032,576
Total	933,356	$41.97	919,400

(1)	Date ranges represent our fiscal periods during the current quarter. Our fiscal quarters typically consist of one five-week period and two four-week periods.

(2)

Includes shares purchased upon surrender by stockholders of previously owned shares to satisfy minimum statutory tax withholding obligations related to stock option exercises and vesting of stock awards in addition to shares purchased under our publicly announced plans or programs.

(3)

We may repurchase up to 5 million shares of our common stock under our repurchase program previously announced in October 2013. As of August 1, 2014, we have repurchased approximately 2 million shares of common stock under the program.

Item 3. Defaults Upon Senior Securities

No information is required in response to this item.

Item 4. Mine Safety Disclosures

No information is required in response to this item.

Item 5. Other Information

No information is required in response to this item.

Item  6. Exhibits

Exhibit Number	Description of Exhibit

10.1	Memorandum of Understanding executed as of July 17, 2014, between Brian Keenan and Science Applications International Corporation.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 9, 2014

Science Applications International Corporation

/s/ JOHN R. HARTLEY John R. Hartley Executive Vice President and Chief Financial Officer