Form 10-Q
period 2014-10-31
Science Applications International Corp
filed 2014-12-09
CIK 1571123

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2014

or

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
703-676-6942

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

Yes  ☐    No   ☒

The number of shares issued and outstanding of the registrant’s common stock as of November 21, 2014 was as follows:

45,687,892 shares of common stock ($.0001 par value per share)

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

FORM 10-Q

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS

OF INCOME AND COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	October 31, 2014	November 1, 2013	October 31, 2014	November 1, 2013
	(in millions, except per share amounts)
Revenues	$993	$974	$2,894	$3,086
Revenues performed by former Parent (Note 3)	11	33	39	94
Total revenues	1,004	1,007	2,933	3,180
Cost of revenues	906	892	2,645	2,833
Cost of revenues performed by former Parent (Note 3)	11	33	39	94
Total cost of revenues	917	925	2,684	2,927
Selling, general and administrative expenses	24	22	68	69
Separation transaction and restructuring expenses (Note 1)	-	23	-	57
Operating income	63	37	181	127
Interest expense	4	3	13	3
Income before income taxes	59	34	168	124
Provision for income taxes (Note 5)	(22)	(12)	(63)	(44)
Net income	$37	$22	$105	$80
Other comprehensive loss, net of tax (Note 8)	(1)	(2)	-	(2)
Comprehensive income	$36	$20	$105	$78
Earnings per share (Note 2):
Basic	$0.80	$0.45	$2.22	$1.63
Diluted	$0.77	$0.44	$2.15	$1.60
Cash dividends declared and paid per share	$0.28	$0.28	$0.84	$0.28

See accompanying notes to condensed consolidated and combined financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED AND COMBINED BALANCE SHEETS

(UNAUDITED)

	October 31, 2014	January 31, 2014
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$254	$254
Receivables, net	629	621
Inventory, prepaid expenses and other current assets	82	119
Total current assets	965	994
Goodwill	379	379
Property, plant, and equipment (net of accumulated depreciation of $109 million and $112 million at October 31, 2014 and January 31, 2014, respectively)	58	60
Other assets	12	14
Total assets	$1,414	$1,447

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$392	$387
Accrued payroll and employee benefits	146	149
Long-term debt and capital lease obligations, current portion	29	13
Other current liabilities	19	15
Total current liabilities	586	564
Long-term debt and capital lease obligations, net of current portion	466	489
Other long-term liabilities	22	17
Commitments and contingencies (Note 9)
Equity:
Common stock, $.0001 par value, 1 billion shares authorized, 46 million shares and 49 million shares issued and outstanding as of October 31, 2014 and January 31, 2014, respectively	-	-
Additional paid-in capital	249	349
Retained earnings	93	30
Accumulated other comprehensive loss (Note 8)	(2)	(2)
Total equity	340	377
Total liabilities and equity	$1,414	$1,447

See accompanying notes to condensed consolidated and combined financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED AND COMBINED STATEMENT OF EQUITY

(UNAUDITED)

	Shares of common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
	(in millions)
Balance at January 31, 2014	49	$349	$30	$(2)	$377
Net income	-	-	105	-	105
Issuances of stock	-	3	-	-	3
Cash dividends of $0.84 per share	-	-	(42)	-	(42)
Stock-based compensation	-	21	-	-	21
Repurchases of stock	(3)	(120)	-	-	(120)
Separation-related tax adjustment (Note 5)	-	(4)	-	-	(4)
Balance at October 31, 2014	46	$249	$93	$(2)	$340

See accompanying notes to condensed consolidated and combined financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	October 31, 2014	November 1, 2013
	(in millions)
Cash flows from operating activities:
Net income	$105	$80
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16	10
Deferred income taxes	-	13
Stock-based compensation expense	26	25
Excess tax benefits from stock-based compensation	(2)	-
Increase (decrease) in cash resulting from changes in:
Receivables	(8)	(31)
Inventory, prepaid expenses and other current assets	32	23
Other assets	-	1
Accounts payable and accrued liabilities	7	(48)
Income taxes payable	6	5
Accrued payroll and employee benefits	(3)	(20)
Other long-term liabilities	2	-
Total cash flows provided by operating activities	181	58
Cash flows from investing activities:
Expenditures for property, plant and equipment	(15)	(10)
Total cash flows used in investing activities	(15)	(10)
Cash flows from financing activities:
Dividend payments to stockholders	(40)	(14)
Principal payments on borrowings	(7)	(1)
Issuances of stock	2	-
Stock repurchased and retired or withheld for taxes on equity awards	(123)	-
Excess tax benefits from stock-based compensation	2	-
Proceeds from borrowings under term loan facility	-	500
Dividend paid to former Parent (Note 3)	-	(295)
Net transfers to former Parent (Note 3)	-	(103)
Capital contribution from former Parent (Note 3)	-	26
Deferred financing costs	-	(5)
Total cash flows (used in) provided by financing activities	(166)	108
Total increase in cash and cash equivalents	-	156
Cash and cash equivalents at beginning of period	254	1
Cash and cash equivalents at end of period	$254	$157
Supplementary cash flow disclosure:
Net transfers of property, plant and equipment from former Parent (Note 3)	$-	$22

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

Separation from former Parent. The Company commenced its operations on September 27, 2013 (the Distribution Date) following completion of a tax-free spin-off transaction from its former parent company, Leidos Holdings, Inc. (formerly SAIC, Inc., collectively with its consolidated subsidiaries, “former Parent”). In the spin-off transaction, the former Parent’s technical, engineering and enterprise IT services business was separated into an independent, publicly traded company named Science Applications International Corporation (formerly SAIC Gemini, Inc.).

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

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. Management evaluates these estimates and assumptions on an ongoing basis, including those related to allowances for doubtful accounts, inventories, goodwill, income taxes, estimated profitability of long-term contracts, stock-based compensation expense, fair value of financial instruments, contingencies and litigation. Estimates have been prepared by management on the basis of the most current and best available information at the time of estimation and actual results could differ from those estimates.

Changes in estimates related to contracts accounted for using the cost-to-cost percentage-of-completion method of accounting are recognized in the period in which such changes are made for the inception-to-date effect of the changes. Changes in these estimates can routinely occur over the contract performance period for a variety of reasons, including changes in contract scope, changes in contract cost estimates due to unanticipated cost growth or retirements of risk for amounts different than estimated, and changes in estimated incentive or award fees. Aggregate changes in contract estimates increased operating income by $4 million ($0.05 per diluted share) and $9 million ($0.12 per diluted share) for the three and nine months ended October 31, 2014, respectively, and increased operating income by $1 million ($0.01 per diluted share) and reduced operating income by $7 million ($0.09 per diluted share) for the three and nine months ended November 1, 2013, respectively.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(UNAUDITED)

Reporting Periods

The Company utilizes a 52/53 week fiscal year ending on the Friday closest to January 31, with fiscal quarters typically consisting of 13 weeks. Fiscal 2014 began on February 1, 2013 and ended on January 31, 2014, while fiscal 2015 began on February 1, 2014 and ends on January 30, 2015. The third quarter of fiscal 2014 ended on November 1, 2013, while the third quarter of fiscal 2015 ended on October 31, 2014.

Separation Transaction and Restructuring Expenses

During the three and nine months ended November 1, 2013, the Company incurred expenses in connection with the separation transaction. The Company took actions to reduce its real estate footprint by vacating facilities that were not necessary for its future requirements, which resulted in lease termination and facility consolidation expenses. Additionally, the Company obtained strategic advisory, legal and accounting, and investment banking services in connection with the separation. The Company also reduced headcount in preparation for the separation, which resulted in severance costs. No separation or restructuring expenses were incurred during the three and nine months ended October 31, 2014.

Operating Cycle

The Company’s operating cycle for long-term contracts may be greater than one year and is measured by the average time intervening between the inception and the completion of those contracts. Contract-related assets and liabilities are classified as current assets and current liabilities.

Accounting Standards Updates Issued But Not Yet Adopted

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition and some cost guidance included in Subtopic 605-35, Revenue Recognition – Construction-Type and Production-Type Contracts. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. The ASU will become effective for the Company beginning in the first quarter of fiscal 2018, using one of two retrospective methods of adoption. The Company has not selected a method for adoption nor determined the potential effects on its financial statements.

Other Accounting Standards Updates effective after October 31, 2014 are not expected to have a material effect on the Company’s financial statements.

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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(UNAUDITED)

A reconciliation of the weighted-average number of shares outstanding used to compute basic and diluted EPS was:

	Three Months Ended		Nine Months Ended
	October 31, 2014	November 1, 2013	October 31, 2014	November 1, 2013
	(in millions)
Basic weighted-average number of shares outstanding	46.5	48.6	47.4	48.6
Dilutive common share equivalents - stock options and other stock-based awards	1.7	1.1	1.4	1.1
Diluted weighted-average number of shares outstanding	48.2	49.7	48.8	49.7

The following stock-based awards were excluded from the weighted-average number of shares outstanding used to compute diluted EPS:

	Three Months Ended		Nine Months Ended
	October 31, 2014	November 1, 2013	October 31, 2014	November 1, 2013
	(in millions)
Antidilutive stock options excluded	-	1.9	0.4	1.9

Quarterly Dividend

The Company declared and paid one quarterly dividend of $0.28 per share of its common stock during the three months ended October 31, 2014. On December 3, 2014, the Company’s board of directors declared a quarterly dividend of $0.28 per share of the Company’s common stock payable on January 30, 2015 to stockholders of record on January 15, 2015.

Note 3—Transactions with Former Parent:

Allocation of Corporate Expenses

The condensed consolidated and combined statements of income and comprehensive income for the three and nine months ended November 1, 2013 reflect allocations of general corporate expenses from former Parent including, but not limited to, costs associated with executive management, finance, legal, IT, human resources, employee benefits administration, treasury, risk management, procurement and other shared services. Allocations for general corporate expenses (including management costs and corporate support services provided to the Company) totaled $23 million and $104 million for the three and nine months ended November 1, 2013, respectively.

The allocations were made on a direct usage basis when identifiable, with the remainder allocated on the basis of costs incurred, headcount or other appropriate measures. Management considers these allocations to be a reasonable reflection of the utilization of services by, or the benefits provided to the Company. The allocations may not, however, reflect the expense the Company would have incurred as a stand-alone company prior to the separation. Actual costs that may have been incurred if the Company had been a stand-alone company would depend on a number of factors, including the chosen organizational structure, what functions were outsourced or performed by employees and strategic decisions made in areas such as IT and infrastructure.

Dividend to Former Parent

In connection with the separation, during the third quarter of fiscal 2014 the Company paid a cash dividend to former Parent in the amount of $295 million.

Capital Contribution from Former Parent

In connection with the separation, during the third quarter of fiscal 2014 former Parent made a capital contribution to the Company in the amount of $26 million.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(UNAUDITED)

Net Transfers to Former Parent

Former Parent used a centralized approach to cash management and the financing of its operations. Prior to the separation, transactions between the Company and former Parent were considered to be effectively settled for cash at the time the transaction was recorded. The net effect of these transactions is included in the condensed consolidated and combined statement of cash flows for the nine months ended November 1, 2013 as Net transfers to former Parent.

Net Transfers of Property, Plant and Equipment from Former Parent

In connection with the separation, during the third quarter of fiscal 2014 former Parent transferred to the Company certain equipment necessary to operate its internal IT systems.

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

Note 4—Stock-Based Compensation:

Stock Options

During the nine months ended October 31, 2014, the Company granted employees 0.7 million stock options with a weighted-average exercise price and grant date fair value of $38.81 and $5.91, respectively. These options will expire on the seventh anniversary of the grant date and will generally vest ratably over a three-year period on the anniversary of the grant date.

Restricted Stock Units (RSUs)

During the nine months ended October 31, 2014, the Company granted employees 0.6 million RSUs with a weighted-average grant date fair value of $38.85, which will generally vest ratably over a four-year period on the anniversary of the grant date.

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

During the nine months ended October 31, 2014, the Company granted certain employees performance-based stock awards under the 2013 Equity Incentive Plan with a grant date fair value of $38.77 per award. The Company expects to issue 0.1 million shares in the future based on estimated future achievement of the targeted performance goals.

Note 5—Income Taxes:

As of October 31, 2014, the Company has evaluated its tax positions and determined that it does not have a liability for any uncertain tax positions. The tax authorities, however, may determine that the Company owes additional taxes upon review of the Company’s tax filings.

Provision for income taxes as a percentage of income before income taxes was 37.3% and 37.5% for the three and nine months ended October 31, 2014, respectively, and 34.3% and 35.4% for the three and nine months ended November 1, 2013, respectively. The tax rates for the three and nine months ended November 1, 2013 were lower than the tax rates for the three and nine months ended October 31, 2014 primarily due to the expiration of the research and development tax credit on December 31, 2013. Tax rates for the periods presented were also lower than the combined federal and state statutory rates due to tax deductibility of dividends paid on shares held by retirement plans and other permanent book versus tax differences.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(UNAUDITED)

During the current quarter the Company finalized its tax return for fiscal 2014. In connection with this event, the Company adjusted its estimate of the allocation of certain tax deductible expenses between the pre-separation and post-separation time periods for fiscal 2014. This resulted in an adjustment to income taxes payable. As this adjustment was related to pre-separation activity, the offset of the $4 million adjustment was recorded through additional paid-in capital in the condensed consolidated and combined statement of equity.

Note 6—Debt Obligations:

The Company’s debt obligations consisted of the following:

	Stated & effective interest rate	October 31, 2014	January 31, 2014
		(in millions)
Term loan facility	1.94%	$494	$500
Capital leases and other notes payable		1	2
Total long-term debt and capital lease obligations		495	502
Less current portion		29	13
Total long-term debt, net of current portion		$466	$489

The Company also has available a five-year unsecured revolving credit facility with a borrowing capacity of $200 million,  but no draws have been made. As of October 31, 2014, the Company was in compliance with the covenants under its credit facilities.

As of October 31, 2014 and January 31, 2014, the carrying value of the Company’s outstanding debt obligations approximated its fair value. The fair value of long-term debt is calculated using Level 2 inputs, based on interest rates available for debt with terms and maturities similar to the Company’s existing debt arrangements.

Note 7—Derivative Instruments Designated as Cash Flow Hedges:

Derivative instruments are recorded on the condensed, consolidated and combined balance sheet at fair value. Unrealized gains and losses on derivatives designated as cash flow hedges are reported in other comprehensive (loss) income and reclassified to earnings in a manner that matches the timing of the earnings impact of the hedged transactions. The ineffective portion of all hedges, if any, is recognized immediately in earnings.

The Company is party to fixed interest rate swap instruments, designated and accounted for as cash flow hedges, to manage risks associated with interest rate fluctuations on its floating rate debt. The Company’s fixed interest rate swaps aggregate to the same notional amount and tenor as its term loan facility. These instruments are used to hedge the variability in interest payment cash flows caused by changes in the 1-month LIBOR benchmark interest rate on the variable rate term loan facility. Under the swap agreements, the Company pays a fixed rate of 1.41% and the counterparties to the agreement pay a floating interest rate based on 1-month LIBOR, for which measurement and settlement is performed monthly. The counterparties to these agreements are financial institutions.

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

As of October 31, 2014 and January 31, 2014, the fair value of the fixed interest rate swaps was $3 million and $3 million, respectively, which is included in accounts payable and accrued liabilities. The effective portion of the unrealized change in fair value, net of tax, for the three and nine months ended October 31, 2014 was a loss of $1 million and zero, respectively. The effective portion of the unrealized change in fair value, net of tax, for the three and nine months ended November 1, 2013 was a loss of $2 million, net of tax. As discussed in Note 8, the effective portion of the unrealized change in fair value, net of tax is reported in other comprehensive loss, net of tax. There was no ineffectiveness during the three or nine months ended October 31, 2014, or the three or nine months ended November 1, 2013. The Company estimates that it will reclassify $6 million of unrealized losses from accumulated other comprehensive loss into earnings in the twelve months following October 31, 2014.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(UNAUDITED)

Note 8—Changes in Accumulated Other Comprehensive Loss by Component:

The following table presents the changes in accumulated other comprehensive loss attributable to the Company’s fixed interest rate swap cash flow hedges discussed in Note 7. The fixed interest rate swap cash flow hedges were entered into during the three months ended November 1, 2013.

	Unrealized Losses on Fixed Interest Rate Swap Cash Flow Hedges
	Pre-Tax Amount (a)	Income Tax (b)	Net Amount
	(in millions)
Three months ended October 31, 2014:
Balance at August 1, 2014	$2	$(1)	$1
Other comprehensive loss before reclassifications	3	(1)	2
Amounts reclassified from accumulated other comprehensive loss	(2)	1	(1)
Net current-period other comprehensive loss	1	-	1
Balance at October 31, 2014	$3	$(1)	$2

Nine months ended October 31, 2014:
Balance at January 31, 2014	$3	$(1)	$2
Other comprehensive loss before reclassifications	5	(2)	3
Amounts reclassified from accumulated other comprehensive loss	(5)	2	(3)
Net current-period other comprehensive loss	-	-	-
Balance at October 31, 2014	$3	$(1)	$2

Three months ended November 1, 2013:
Balance at August 2, 2013	$-	$-	$-
Other comprehensive loss before reclassifications	4	(1)	3
Amounts reclassified from accumulated other comprehensive loss	(1)	$-	(1)
Net current-period other comprehensive loss	3	(1)	2
Balance at November 1, 2013	$3	$(1)	$2

(a)	The amount reclassified from accumulated other comprehensive loss was included in interest expense.
(b)	The amount reclassified from accumulated other comprehensive loss was included in the provision for income taxes.

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

In accordance with the MTCA, former Parent agreed to seek the U.S. government’s approval to novate all of the contracts under which the Company is obligated to fulfil the remaining terms. In July 2014, the government signed an agreement authorizing the novation of these contracts from former Parent to the Company. The Company is in the process of completing the administrative tasks relating to the novation process of those contracts and contract vehicles. The MTCA also governs the relationship between the Company and former Parent with regard to the treatment of contracts, proposals, and teaming arrangements where both companies are or will be jointly performing work after separation. Each of the Company and former Parent indemnify the other party for work performed by it under the MTCA.

Government Investigations, Audits and Reviews

The Company is routinely subject to investigations and reviews relating to compliance with various laws and regulations with respect, in particular, to its role as a contractor to federal, state and local government customers and in connection with performing services in countries outside of the United States. U.S. government agencies, including the Defense Contract Audit Agency (DCAA), the Defense Contract Management Agency and others, routinely audit and review a contractor’s performance on government contracts, indirect rates and pricing practices, and compliance with applicable contracting and procurement laws, regulations and standards. They also review the adequacy of the contractor’s compliance with government standards for its business systems. Adverse findings in these investigations, audits, or reviews can lead to criminal, civil or administrative proceedings, and the Company could face disallowance of previously billed costs, penalties, fines, compensatory damages and suspension or debarment from doing business with governmental agencies. Adverse findings could also have a material adverse effect on the Company’s business, financial position, results of operations and cash flows due to its reliance on government contracts. Both contractors and the U.S. government agencies conducting these audits and reviews have come under increased scrutiny. As a result, audits and reviews have become more rigorous and the standards to which the Company is held are being more strictly interpreted, increasing the likelihood of an audit resulting in an adverse outcome.

The Company has recorded reserves for estimated net amounts to be refunded to customers for potential adjustments for indirect cost audits and compliance with U.S. government cost accounting standards for fiscal 2006 through 2015, which include indemnification obligations owing to former Parent upon separation for periods prior to the Distribution Date. As of October 31, 2014, the Company has recorded a total liability of $20 million for estimated net amounts to be refunded to customers for potential adjustments from such audits of contract costs. Any additional amounts which may be determined to be owed for periods prior to the separation will be allocated to former Parent and the Company in proportions determined in accordance with the Distribution Agreement.

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

Army Brigade Combat Team Modernization Engineering, Manufacturing and Development (BCTM) Program

The BCTM program was terminated for convenience by the Department of Defense (DoD) effective in September 2011. From October 2009 through termination, the Company and its prime contractor performed on this program under an undefinitized change order with a provisional billing rate that allowed the Company to receive a lesser amount of the projected fee than the estimated fee due until completion of contract negotiations. The Company has recognized revenues of approximately $480 million, including estimated fees, from October 2009 through August 2013 under the undefinitized change order. During fiscal 2013, an agreement in principle was reached between the prime contractor and the DoD; however a formal contract modification has not yet been received. The Company had an outstanding receivable of approximately $2 million on this contract as of October 31, 2014.

Letters of Credit and Surety Bonds

The Company has outstanding obligations relating to letters of credit of $6 million as of October 31, 2014, principally related to guarantees on insurance policies. The Company also has outstanding obligations relating to surety bonds in the amount of $11 million, principally related to performance and payment bonds on the Company’s contracts. The letters of credit and surety bonds initially were obtained by former Parent and the Company is required to satisfy these obligations under the terms of the Distribution Agreement.

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

The Company utilizes a 52/53 week fiscal year, ending on the Friday closest to January 31, with fiscal quarters typically consisting of 13 weeks. Fiscal 2014 began on February 1, 2013 and ended on January 31, 2014, while fiscal 2015 began on February 1, 2014 and ends on January 30, 2015. The third quarter of fiscal 2014 ended on November 1, 2013, while the third quarter of fiscal 2015 ended on October 31, 2014.

Overview

We are a leading provider of technical, engineering and enterprise IT services, primarily to the U.S. government. We provide engineering and integration offerings for large, complex projects and offer a broad range of services with a targeted emphasis on higher-end, differentiated technology services. Our end-to-end enterprise IT services span the entire spectrum of our customers’ IT infrastructure. Each of our operating segments is focused on providing our comprehensive technical and enterprise IT offerings to its respective customer base.

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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

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

Results of Operations

The primary financial performance measures we use to manage our business and monitor results of operations are revenue, operating income, and cash flows from operating activities. The following table summarizes our results of operations:

	Three Months Ended			Nine Months Ended
	October 31, 2014	Percent change	November 1, 2013	October 31, 2014	Percent change	November 1, 2013
	(dollars in millions)
Revenues	$993	2%	$974	$2,894	(6%)	$3,086
Revenues performed by former Parent	11	(67%)	33	39	(59%)	94
Total revenues	1,004	0%	1,007	2,933	(8%)	3,180
Cost of revenues	906	2%	892	2,645	(7%)	2,833
Cost of revenues performed by former Parent	11	(67%)	33	39	(59%)	94
Total cost of revenues	917	(1%)	925	2,684	(8%)	2,927
Selling, general, and administrative expenses	24	9%	22	68	(1%)	69
Separation transaction and restructuring expenses	-	(100%)	23	-	(100%)	57
Operating income	63	70%	37	181	43%	127
As a percentage of revenues	6.3%		3.8%	6.3%		4.1%
As a percentage of revenues, excluding separation transaction and restructuring expenses (a)	6.3%		6.2%	6.3%		6.0%
Cash flows provided by operating activities	$82	720%	$10	$181	212%	$58

(a)

Management believes that the presentation of operating income excluding separation transaction and restructuring expenses, as a percentage of revenues (which is a non-GAAP financial measure) provides useful information to investors regarding the Company’s operating results.

Revenues. Revenues increased $19 million, or 2%, for the three months ended October 31, 2014 as compared to the three months ended November 1, 2013. The increase in revenue was primarily driven by increased material volume on supply chain contracts ($30 million) and increased activity on programs which were awarded in the prior year period, including a program to supply equipment to the DoD ($23 million) and an IT management program in support of the Federal Retirement Thrift Investment Board ($11 million). These increases were partially offset by the loss of the DGS program ($25 million), a decrease in logistics program activity primarily related to in-theater force drawdown ($13 million) and lower DoD material and subcontract revenues due to contract funding delays ($5 million). As expected, revenues performed by former Parent decreased during the three months ended October 31, 2014 from the comparable prior year period due to the ramp down of pre-separation joint work.

Revenues decreased $192 million, or 6%, for the nine months ended October 31, 2014 as compared to the nine months ended November 1, 2013. Revenue contraction was primarily driven by the loss of the DGS program ($97 million), a decrease in logistics program activity primarily related to in-theater force drawdown ($55 million), the completion of an Army Reserve and National Guard technical support program ($44 million), and lower DoD material and subcontract revenues due to contract funding delays and a decrease in material orders ($42 million). These decreases were partially offset by increased activity on contracts that were awarded in the prior year ($79 million). Revenues performed by former Parent decreased in the current year due to the expected ramp down of pre-separation joint work.

Operating Income. Operating income increased $26 million from the comparable prior year period to 6.3% of revenues for the three months ended October 31, 2014. The increase in operating income was primarily driven by the absence of prior year separation transaction and restructuring expenses ($23 million) and current year net favorable changes in contract estimates as compared to the prior year ($3 million).

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Operating income increased $54 million from the comparable prior year period to 6.3% of revenues for the nine months ended October 31, 2014. The increase in operating income was primarily driven by the absence of prior year separation transaction and restructuring expenses ($57 million) and current year net favorable changes in contract estimates as compared to the prior year ($16 million). These impacts were partially offset by decreased operating income on lower revenue volume ($17 million). Additionally, current year results include $2 million of severance expenses as we continue to optimize our operating model.

Cash Flows from Operating Activities. Cash flows provided by operating activities were $181 million for the nine months ended October 31, 2014, an increase of $123 million over the comparable prior year period. The current year improvement over the prior year is primarily due to prior year delays in the collection of customer receivables caused by the government shutdown, anticipated billing delays from SAIC’s system shutdown related to the separation, and payments made by SAIC for separation and restructuring costs in the prior year.  Additionally, current year operating cash flows increased as a result of higher net income and utilization of prepaid income taxes.

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

Bookings and Backlog. We had net bookings worth approximately an estimated $1.0 billion and $2.7 billion during the three and nine months ended October 31, 2014, respectively. Net bookings represent the estimated amount of revenue to be earned in the future from funded and unfunded contract awards that were received during the period, net of any adjustments to estimates on previously awarded contracts. Bookings and backlog fluctuate from period to period depending on the timing of contract awards, renewals, modifications and cancellations.

We calculate net bookings as the period’s ending backlog plus the period’s revenues less the prior period’s ending backlog. Backlog represents the estimated amount of future revenues to be recognized under negotiated contracts as work is performed. Backlog related to future revenues to be performed by former Parent is included in the values presented below. We segregate our backlog into two categories as follows:

•

Funded Backlog. Funded backlog for contracts with government agencies primarily represents estimated amounts of revenue to be earned in the future from contracts for which funding is appropriated less revenues previously recognized on these contracts, and does not include the unfunded portion of contracts where funding is incrementally appropriated or authorized on a quarterly or annual basis by the U.S. government and other customers, even though the contract may call for performance over a number of years. Funded backlog for contracts with non-government customers represents the estimated contract value, which may cover multiple future years under which we are obligated to perform, less revenue previously recognized on these contracts.

•

Negotiated Unfunded Backlog. Negotiated unfunded backlog represents estimated amounts of revenue to be earned in the future from negotiated contracts for which funding has not been appropriated or otherwise authorized as well as unexercised priced contract options. Negotiated unfunded backlog does not include any estimate of future potential task orders expected to be awarded under IDIQ, GSA schedule or other master agreement contract vehicles.

The estimated value of our total backlog was as follows:

	October 31, 2014	January 31, 2014
	(in millions)
Funded backlog	$2,036	$1,639
Negotiated unfunded backlog	4,426	5,012
Total backlog	$6,462	$6,651

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

Contract Types. Our earnings and profitability may vary significantly depending on changes in the proportionate amount of revenues derived from each type of contract. For a discussion of the types of contracts under which we generate revenue,

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

see “Business-Contract Types” in Part I of the most recently filed Annual Report on Form 10-K. The following table summarizes revenues by contract type as a percentage of total revenues:

	Nine Months Ended
	October 31, 2014	November 1, 2013
Cost reimbursement	37%	37%
Time and materials (T&M) and fixed-price level of effort (FP-LOE)	29%	31%
Firm-fixed price (FFP)	34%	32%
Total	100%	100%

Revenue Mix. We generate revenues under our contracts from the efforts of our employees (which we refer to below as labor-related revenues), the efforts of our subcontractors and the materials provided on contract. Supply chain materials-related revenues are generated on logistics efforts primarily in support of the DoD and are presented separately from materials-related revenues on other types of programs. Our subcontractor-related revenues and materials-related revenues generally have lower margins than our labor-related revenues. The following table presents changes in our revenue mix:

	Three Months Ended			Nine Months Ended
	October 31, 2014	Percent change	November 1, 2013	October 31, 2014	Percent change	November 1, 2013
	(dollars in millions)
Labor-related revenues	441	(2%)	448	1,323	(4%)	1,381
As a % of total revenues	44%		45%	45%		44%
Subcontractor-related revenues	324	(14%)	375	956	(19%)	1,186
As a % of total revenues	32%		37%	33%		37%
Supply chain materials-related revenues	165	26%	131	451	3%	438
As a % of total revenues	17%		13%	15%		14%
Other materials-related revenues	74	40%	53	203	16%	175
As a % of total revenues	7%		5%	7%		5%

Revenue mix for the nine months ended October 31, 2014 compared to the respective prior period shows a decrease in subcontractor-related revenues primarily as a result of lower revenues from former Parent and the loss of the DGS program. Supply chain materials-related revenue increased as a result of stronger than usual ordering activity by the DoD near the end of the government fiscal year. Other materials-related revenues were higher due to increased activity on a program to provide equipment to the DoD which had only been recently awarded in the prior year comparable period.

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

The borrowing under our term loan facility and, if used in the future, our revolving credit facility will incur interest at a variable rate. In accordance with our risk management objectives, we hold fixed rate swap agreements for the same notional amount and tenor as the term loan facility. These instruments are used to hedge the variability in interest payment cash flows and are accounted for as a cash flow hedge. Under the swap agreements, we pay the fixed rate and the counterparties to the agreement pay a floating interest rate, for which settlement occurs monthly.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

We anticipate that our future cash needs will be for working capital, capital expenditures, commitments and strategic investments. Our ability to fund these needs will depend, in part, on our ability to generate cash in the future, which depends on our future financial results, which are subject to general economic, financial, competitive, legislative and regulatory factors. Although we believe that the financing arrangements in place will permit us to finance our operations on acceptable terms and conditions over the next 12 months, our access to, and the availability of, financing on acceptable terms and conditions in the future will be impacted by many factors, including: our credit quality, the liquidity of the overall capital markets and overall economic conditions and, therefore, we cannot  ensure that such financing will be available to us on acceptable terms or that such financing will be available at all. Nevertheless, we believe that our future cash from operations together with our existing cash and cash equivalents, as well as access to bank financing and capital markets will provide adequate resources to fund our short-term and long-term liquidity and capital needs.

Historical Cash Flow Trends

The following table summarizes our cash flows:

	Nine Months Ended
	October 31, 2014	November 1, 2013
	(in millions)
Total cash flows provided by operating activities	$181	$58
Total cash flows used in investing activities	(15)	(10)
Total cash flows (used in) provided by financing activities	(166)	108
Total increase in cash and cash equivalents	$-	$156

Cash Provided by Operating Activities. Refer to “Results of Operations – Cash Flows from Operating Activities” above for a discussion of the changes in cash provided by operating activities between the nine months ended October 31, 2014 and the comparable prior year period.

Cash Used in Investing Activities. Cash used in investing activities for the nine months ended October 31, 2014 increased by $5 million, as compared to the prior year period, primarily due to the renovation of our corporate headquarters and investments to optimize our IT infrastructure as a stand-alone company.

Cash Used in/Provided by Financing Activities. Cash flows from financing activities for the nine months ended October 31, 2014 decreased by $274 million, as compared to the prior year period. Prior year cash flows reflect the proceeds from our $500 million term loan, partially offset by net transfers to former Parent of $103 million for pre-separation cash settlement activity as well as a $295 million dividend to our former Parent in connection with the separation. Current year cash flows reflect three quarters of dividend payments compared to one quarter in the prior year period as well as stock repurchases and principal payments on borrowings, which we did not engage in prior to separation from former Parent.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our condensed, consolidated and combined financial statements, which are prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. Management evaluates these estimates and assumptions on an ongoing basis. Our estimates and assumptions have been prepared on the basis of the most current reasonably available information. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates under different assumptions and conditions.

We have several critical accounting policies that are both important to the presentation of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments. Typically, the circumstances that make these judgments difficult, subjective and complex have to do with making estimates about the effect of matters that are inherently uncertain. There have been no changes to our existing critical accounting policies during the nine months ended October 31, 2014 from those disclosed in our most recently filed Annual Report on Form 10-K.

Recently Issued But Not Yet Adopted Accounting Pronouncements

For information on recently issued but not yet adopted accounting pronouncements, see Note 1 of the notes to the condensed consolidated and combined financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our Market Risks from those discussed in our most recently filed Annual Report on Form 10-K.

Item 4. Controls and Procedures

Our management, with the participation of our principal executive officer (our Chief Executive Officer) and principal financial officer (our Executive Vice President and Chief Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of October 31, 2014, and our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Certain contracts were bid for by our former Parent before completion of the spin-off transaction with the expressed intention that they be novated to us after award. Some of these proposals for contracts are still pending award by the government. Contract awards to our former Parent resulting from these proposals may be challenged by unsuccessful competitors who file a timely protest after such award. In one such case, before the spin-off was completed, our former Parent submitted a proposal to NASA on a contract valued at approximately $1.8 billion. Although it was disclosed to NASA that this contract was contemplated to be novated to and performed by us if and when the spin-off was completed, a competitor protested the award of this contract to our former Parent under those circumstances. The Government Accountability Office (GAO) sustained the protest, denied NASA’s request for reconsideration and NASA terminated for convenience the contract to us. NASA is now conducting a new solicitation in which we expect to compete. In addition, competitors have protested the award of bids to us that were submitted by us after completion of the spin-off but before the government approved the novation of the applicable contract vehicles to us from former Parent. These competitors have based their protests on grounds, among others, that we were not a qualified bidder since (i) the contract vehicle was not in our company’s name at the time the bid was submitted and (ii) we should not be able to include the past performance of our business while we were owned by our former Parent. If competitors are successful in protesting the award of bids to us or our former Parent on these grounds or other spin-off related reasons, our revenue and results from operations would be negatively affected.

Further, our business operations have historically relied on some contract vehicles that were not novated or assigned to us in the spin-off transaction. Our contractual arrangements with our former Parent provided access to these contract vehicles through September 30, 2014. We are making efforts to access these contract vehicles through new commercial arrangements with former Parent and other prime contractors, and to transition this work to alternative contract vehicles owned by us. We are also seeking replacement contract vehicles for this work.  If these efforts are unsuccessful, our revenues and results from operations would be negatively affected.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

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

The following table presents repurchases of our common stock during the quarter ended October 31, 2014:

Period (1)	Total Number of Shares (or Units) Purchased (2)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (3)
August 2, 2014 - September 5, 2014	436,742	43.35	435,200	2,597,376
September 6, 2014 - October 3, 2014	347,696	45.81	343,400	2,253,976
October 4, 2014 - October 31, 2014	339,889	46.34	339,400	1,914,576
Total	1,124,327	45.02	1,118,000

(1)	Date ranges represent our fiscal periods during the current quarter. Our fiscal quarters typically consist of one five-week period and two four-week periods.
(2)

Includes shares purchased upon surrender by stockholders of previously owned shares to satisfy minimum statutory tax withholding obligations related to stock option exercises and vesting of stock awards in addition to shares purchased under our publicly announced plans or programs.

(3)

We may repurchase up to 5 million shares of our common stock under our repurchase program previously announced in October 2013. As of October 31, 2014, we have repurchased approximately 3 million shares of common stock under the program.

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

Date: December 9, 2014

Science Applications International Corporation

/S/ JOHN R. HARTLEY

John R. Hartley Executive Vice President and Chief Financial Officer