Form 10-K
period 2015-01-30
Science Applications International Corp
filed 2015-03-31
CIK 1571123

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 30, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number	Exact Name of Registrant as Specified in its Charter, Address of Principal Executive Offices and Telephone Number	State or other jurisdiction of incorporation or organization	I.R.S. Employer Identification No.
001-35832	Science Applications International Corporation	Delaware	46-1932921
1710 SAIC Drive, McLean, Virginia 22102
703-676-6942

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Science Applications International Corporation Common Stock, Par Value $.0001 Per Share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes ☒	No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	Yes ☐	No ☒

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

☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	Yes ☐	No ☒

As of August 1, 2014 (the last business day of the registrant’s most recently completed second quarter), the aggregate market value of the registrant’s common stock (based upon the closing stock price) held by non-affiliates was $1.9 billion.

The number of shares issued and outstanding of the registrant’s common stock as of March 6, 2015 was 45,611,814 shares ($.0001 par value per share).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Science Applications International Corporation’s Definitive Proxy Statement for the 2015 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

FORM 10-K

i

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

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

Our business has a long and successful history, tracing its roots to the earliest days of former Parent when it was founded in 1969 as a scientific research and engineering firm. Our customers include all four branches of the U.S. military (Army, Air Force, Navy and Marines), U.S. Defense Logistics Agency, National Aeronautics and Space Administration (NASA), U.S. Department of State and U.S. Department of Homeland Security (DHS). Our long-standing customer relationships have enabled us to achieve an in-depth understanding of our customers’ missions and provide differentiated service offerings to meet our customers’ most complex requirements. Our offerings include engineering and maintenance of ground and maritime systems, logistics, training and simulation, as well as operation and program support services, and end-to-end services spanning the design, development, integration, deployment, management and operations, sustainment and security of our customers’ entire IT infrastructure. We serve our customers through more than 1,500 active contracts and task orders. We have approximately 13,000 employees that are led by an experienced executive team of proven industry leaders.

Our following core strengths have supported our over 45-year history of successful performance on programs of national importance:

Enduring Customer Relationships and Mission-Orientation. We have strong and long-lasting relationships with diverse customers throughout the U.S. government. Our track record of serving the missions of our government customers spans decades, including several enduring customer relationships that have lasted 20 years or more. Our employees, many of whom are deployed at customer sites, work closely with our customers in fulfilling their missions. Our strong customer relationships enable us to develop deep customer knowledge and translate our mission understanding into successful program execution and continued demand for our services.

Full Lifecycle Offerings. With the breadth of our service offerings, we are able to meet customers’ needs across their mission lifecycles for both technical, engineering services and enterprise IT services. We integrate technologies and deliver services that provide our customers with end-to-end seamless solutions. Our services encompass the initial requirements definition phase, development and integration services, training, logistics, and sustainment. These lifecycle technical capabilities, combined with strong customer and mission knowledge, allow us to more effectively support our customers’ missions.

Significant Scale and Diversified Contract Base. With approximately $4 billion in revenue in fiscal 2015, we are one of the largest pure play technical service providers to the U.S. government. Our significant scale advantage enables us to serve as prime systems integrator on large, complex programs and to allocate resources toward further developing and expanding our repeatable, proven solutions and differentiated technical capabilities. Our diversified revenue base consists of programs ranging from research and development to operations and maintenance.

Technical Experts Led by Experienced Management. The quality, training and knowledge of our employees are important competitive assets. Our skilled workforce ranges from entry-level technicians to expert level professionals in network engineering, software design and development, and systems engineering. Additionally, much of our workforce holds an active security clearance, which is required on many of our existing programs and future program opportunities.

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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Repeatable Methodologies and Certified Processes. Our technical excellence is driven by our proven, disciplined processes for management, engineering, technical support and services. We deploy our tools and processes enterprise-wide and emphasize a consistent, company-wide approach to planning, designing, developing and delivering solutions and services to our customers. We hold certifications from the International Organization for Standardization (ISO), including ISO 9001:2008, ISO/IEC 27001, ISO 20000, AS9100, and ISO 27001, and from the Capability Maturity Model Integration Institute as a Development Maturity Level 3 organization.

Effective February 1, 2014, the Company reorganized its operational structure by changing the composition of its operating segments to better align with the Company’s customer-oriented strategic growth initiatives. Each of the operating segments is focused on providing the Company’s comprehensive technical engineering and enterprise IT service offerings to its respective customer base. Our operating segments have been aggregated into one reportable segment for financial reporting purposes.

For additional discussion and analysis related to recent business developments, see “Economic Opportunities, Challenges and Risks” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II of this Annual Report.

Key Customers

In each of fiscal 2015, 2014, and 2013, over 90% of our total revenues were attributable to prime contracts with the U.S. government or to subcontracts with other contractors engaged in work for the U.S. government. Substantially all of our revenues were earned by entities located in the United States.

We generated more than 10% of our total revenues during each of the last three fiscal years from each of the U.S. Army and U.S. Navy. Each of these customers has a number of subordinate agencies, which have separate budgets and procurement functions. Our contracts may be with the highest level of these agencies, with the subordinate agencies of these customers or as a subcontractor to other contractors engaged in work for the same. The percentages of total revenues for the U.S. government, its agencies and other customers, including those comprising more than 10% of total revenues for each of the three years ended January 30, 2015 were:

	Year Ended
	January 30, 2015	January 31, 2014	January 31, 2013
U.S. Army	28%	29%	26%
U.S. Navy	20%	21%	21%
Other DoD	22%	22%	26%
Other federal government	27%	25%	23%
Total U.S. government	97%	97%	96%
Other	3%	3%	4%
Total	100%	100%	100%

Regulation

Our business is heavily regulated and we must comply with and are affected by laws and regulations relating to the award, administration and performance of U.S. government and other contracts. U.S. government contracts generally are subject to the Federal Acquisition Regulation (FAR), which sets forth policies, procedures and requirements for the acquisition of goods and services by the U.S. government. We may be subject to agency-specific regulations that supplement the FAR, such as the DoD’s Defense Federal Acquisition Regulation Supplement as well as other applicable laws and regulations. These regulations impose a broad range of requirements, many of which are unique to government contracting and include procurement, import and export, security, contract termination and adjustment and audit requirements. In addition, these regulations govern contract pricing and reimbursable costs by, among other things, requiring certification and disclosure of cost or pricing data in connection with certain contract negotiations, defining allowable and unallowable costs, and otherwise governing the right to reimbursement under various flexibly priced U.S. government contracts. These laws and regulations impose specific cost accounting practices that may increase costs associated with compliance with government standards for accounting and management internal control systems.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

The U.S. government has the ability to cancel contracts at any time through a termination for the convenience of the U.S. government. Most of our contracts have cancellation terms that would permit us to recover all or a portion of our incurred costs and fees for work performed when the U.S. government issues a termination for convenience.

The U.S. government may revise its procurement practices or adopt new contract rules and regulations at any time. In order to help ensure compliance with these complex laws and regulations, we have established policies and procedures to ensure employees adhere to applicable laws and regulations in addition to other required ethics and compliance training.

Some of our operations and service offerings involve our access to and use of personally identifiable information and protected health information, which activities are regulated by extensive federal and state privacy and data security laws requiring organizations to provide certain privacy protections and security safeguards for such information.

Internationally, we are subject to U.S. government laws and regulations, local government laws and regulations and procurement policies and practices (including laws and regulations relating to bribery of foreign government officials, import/export control, investments, exchange controls and repatriation of earnings) and varying political and economic risks.

These regulations and risks are described in more detail under “Risk Factors” in this Annual Report.

Contracts

We must comply with and are affected by laws and regulations relating to the formation, administration and performance of U.S. government and other contracts. The U.S. government procurement environment has evolved due to statutory and regulatory procurement reform initiatives. Budgetary pressures and reforms in the procurement process have increasingly caused many U.S. government customers to purchase services and solutions using contracting processes that give them the ability to select multiple winners or pre-qualify certain contractors to provide various services or solutions on established general terms and conditions rather than through single award contracts. The predominant contracting methods through which U.S. government agencies procure services and solutions include the following:

Single Award Contracts. U.S. government agencies may procure services and solutions through single award contracts which specify the scope of work that will be delivered and identify the contractor that will provide the specified services. When an agency has a requirement, interested contractors are solicited, qualified and then provided with a request for proposal. The process of qualifying prospective bidders, soliciting proposals and evaluation of contractor bids requires the agency to maintain a large, professional procurement staff and the bidding and selection process can take a year or more to complete. For the contractor, this method of contracting may provide greater certainty of the timing and amounts to be received at the time of contract award because it generally results in the customer contracting for a specific scope of work from the single successful awardee.

Indefinite Delivery/Indefinite Quantity (IDIQ) Contracts. The U.S. government uses IDIQ contracts to obtain commitments from contractors to provide certain services or solutions on pre-established terms and conditions. The U.S. government then issues task orders under the IDIQ contracts to purchase the specific services or solutions it needs. IDIQ contracts are awarded to one or more contractors following a competitive procurement process. Under a single-award IDIQ contract, all task orders under that contract are awarded to one pre-selected contractor. Under a multi-award IDIQ contract, task orders can be awarded to any of the pre-selected contractors, which can result in further limited competition for the award of task orders. Multi-award IDIQ contracts that are open for any government agency to use for the procurement of services are commonly referred to as “government-wide acquisition contracts.” IDIQ contracts often have multi-year terms and unfunded ceiling amounts that enable, but not commit, the U.S. government to purchase substantial amounts of services or solutions from one or more contractors. At the time an IDIQ contract is awarded (prior to the award of any task orders), a contractor may have limited or no visibility as to the ultimate amount of services or solutions that the U.S. government will purchase under the contract, and, in the case of a multi-award IDIQ, the contractor from which such purchases may be made.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

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

Contract Types

Generally, the type of contract for our services and solutions is determined by or negotiated with the U.S. government and may depend on certain factors, including the type and complexity of the work to be performed, degree and timing of the responsibility to be assumed by the contractor for the costs of performance, the extent of price competition and the amount and nature of the profit incentive offered to the contractor for achieving or exceeding specified standards or goals. We generate revenues under several types of contracts, including the following:

•

Cost reimbursement contracts provide for reimbursement of our direct contract costs and allocable indirect costs, plus a fee. This type of contract is generally used when uncertainties involved in contract performance do not permit costs to be estimated with sufficient accuracy to use a fixed-price contract. Cost-reimbursement contracts usually subject us to lower risk but generally require us to use our best efforts to accomplish the scope of the work within a specified time and amount of costs.

•

Time and materials (T&M) contracts typically provide for negotiated fixed hourly rates for specified categories of direct labor plus reimbursement of other direct costs. This type of contract is generally used when there is uncertainty of the extent or duration of the work to be performed by the contractor at the time of contract award or it is not possible to anticipate costs with any reasonable degree of confidence. On T&M contracts, we assume the risk of providing appropriately qualified staff to perform these contracts at the hourly rates set forth in the contracts over their period of performance.

•

Firm-fixed price (FFP) contracts provide for a predetermined price for specific solutions, systems and/or services. These contracts offer us potential increased profits if we can complete the work at lower costs than planned. While FFP contracts allow us to benefit from cost savings, these contracts also increase our exposure to reduced profits or losses from increased or unexpected costs.

Our earnings and profitability may vary materially depending on changes in the proportionate amount of revenues derived from each type of contract, the nature of services or solutions provided, as well as the achievement of performance objectives and the stage of performance at which the right to receive fees is finally determined. Given the relative amount of risk assumed by the contractor, cost-reimbursement and T&M contracts generally have lower profitability than FFP contracts. For the proportionate amount of revenues derived from each type of contract for the last three fiscal years, see “Other Key Performance Measures—Contract Types” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II of this Annual Report.

Selected Financial Data

See “Selected Financial Data” in Part II of this Annual Report.

Backlog

Backlog represents the estimated amount of future revenues to be recognized under negotiated contracts as work is performed. Our backlog consists of funded backlog and negotiated unfunded backlog. At January 30, 2015 and January 31, 2014 our total backlog was $6.2 billion and $6.7 billion, respectively. For a complete description of our backlog, see “Other Key Performance Measures—Bookings and Backlog” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II of this Annual Report.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Competition

Competition for contracts is intense and we often compete against a large number of established multinational companies which may have greater name recognition, financial resources and larger technical staffs than we do. We also compete against smaller, more specialized companies that concentrate their resources on particular areas, as well as the U.S. government’s own capabilities. As a result of the diverse requirements of the U.S. government, we frequently collaborate with other companies to compete for large contracts and bid against these same companies in other situations. We believe that our principal competitors include the following:

•

the engineering and technical services divisions of large defense contractors that provide U.S. government IT services, in addition to other hardware systems and products, which include companies such as General Dynamics Corporation, Lockheed Martin Corporation, Northrop Grumman Corporation, L-3 Communications Corporation and Raytheon Company;

•

contractors focused principally on technical services, including U.S. government IT services, such as Booz Allen Hamilton Inc., Engility Holdings, Inc., CACI International, Inc., ManTech International Corporation, Serco Group plc and SRA International, Inc.;

•

diversified commercial providers that also provide U.S. government IT services, such as Accenture plc, Computer Sciences Corporation, HP Enterprise Services, International Business Machines Corporation and Unisys Corporation; and

•	and contractors providing supply chain management and other logistics services, such as Agility Logistics Corporation.

We compete on various factors, which include our technical expertise and qualified professional and/or security-cleared personnel, our ability to deliver innovative cost-effective solutions in a timely manner, successful program execution, our reputation and standing with customers, pricing and the size and geographic presence of our company.

Competition within the government services industry has intensified which has led to fewer sole-source awards and an increased emphasis on cost competitiveness and affordability. In addition, procurement initiatives to improve efficiency, refocus priorities and enhance best practices could result in fewer new opportunities for our industry as a whole, which would intensify competition within the industry as companies compete for a more limited set of new programs.

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

Research and Development

For information related to our research and development activities, see Note 1 of the notes to the consolidated and combined financial statements contained within this Annual Report.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Seasonality

The U.S. government’s fiscal year ends on September 30. It is not uncommon for U.S. government agencies to award extra tasks or complete other contract actions in the timeframe leading up to the end of its fiscal year in order to avoid the loss of unexpended fiscal year funds, which may favorably impact our third fiscal quarter. In addition, as a result of the cyclical nature of the U.S. government budget process and a greater number of holidays in our fourth fiscal quarter, as compared to our third fiscal quarter, we may experience sequentially higher revenues in our third fiscal quarter and lower revenues in our fourth fiscal quarter. For selected quarterly financial data, see Note 14 of the notes to the consolidated and combined financial statements contained within this Annual Report.

Environmental Matters

Our operations are subject to various foreign, federal, state and local environmental protection and health and safety laws and regulations. Although we do not currently anticipate that the costs of complying with, or the liabilities associated with, environmental laws will materially and adversely affect us, we cannot ensure that we will not incur material costs or liabilities in the future. These regulations and risks are described in more detail under “Risk Factors” in this Annual Report.

Executive Officers

For information about our executive officers, see “Directors, Executive Officers and Corporate Governance” in Part III of this Annual Report.

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

You may also request copies of the materials referenced in the preceding paragraph, at no cost, by writing or telephoning us at our corporate headquarters at the following:

Science Applications International Corporation

1710 SAIC Drive

McLean, VA 22102

Attention: Corporate Secretary

Telephone: 703-676-6942

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

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

We generated over 90% of our total revenues during each of the last three fiscal years from contracts with the U.S. government, either as a prime contractor or a subcontractor to other contractors engaged in work for the U.S. government. We generated over 70% of our total revenues during each of the last three fiscal years from the DoD, including 28% and 20% of our total revenues in fiscal 2015 from the U.S. Army and U.S. Navy, respectively (although each of these customers has a number of subordinate agencies which have separate budgets and procurement functions). We expect to continue to derive most of our revenues from work performed under U.S. government contracts. Our reputation and relationship with the U.S. government, and in particular with the agencies of the DoD, are key factors in maintaining and growing these revenues. Negative press reports or publicity, which could pertain to employee or subcontractor misconduct, conflicts of interest, poor contract performance, deficiencies in services, reports, or other deliverables, information security breaches or other aspects of our business, regardless of accuracy, could harm our reputation, particularly with these agencies. In addition, negative publicity regarding our work for state and local government and commercial customers may harm our reputation with these customers as well as with our federal government customers. If our reputation is negatively affected, or if we are suspended or debarred from contracting with government agencies for any reason, the amount of business with government and other customers would decrease and our future revenues, cash flow, and financial results would be adversely affected.

A decline in the U.S. government defense budget, changes in spending or budgetary priorities, prolonged U.S. government shutdown or delays in contract awards may significantly and adversely affect our future revenues, cash flow and financial results.

Since we generate most of our revenues from contracts with U.S. government agencies, our operating results could be adversely affected by spending caps or changes in the budgetary priorities of the U.S. government, as well as by delays in program starts or the award of contracts or task orders under contracts. Current U.S. government spending levels for defense-related and other programs may not be sustained, and future spending and program authorizations may not increase or may decrease or shift to programs in areas in which we do not provide services or are less likely to be awarded contracts. Such changes in spending authorizations and budgetary priorities may occur as a result of shifts in spending priorities from defense-related and other programs as a result of competing demands for federal funds and the number and intensity of military conflicts or other factors.

The Budget Control Act of 2011 (Budget Control Act) enacted 10-year discretionary spending caps which are expected to generate over $1 trillion in savings for the U.S. government, approximately half of which comes from DoD baseline spending reductions. The caps set in motion automatic across-the-board spending cuts (referred to as sequestration) for government fiscal year (GFY) 2013 which resulted in a $37 billion reduction to defense budget authority. The impacts of sequestration from cuts to budget authority in GFY 2013 will continue to be felt in GFY 2015 as those reductions in budget authority are translated into further reductions in budget outlays.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

In December 2013, Congress and the Administration enacted the Bipartisan Budget Act of 2013 (Bipartisan Budget Act), which increased the limits on discretionary spending for GFY 2014 and GFY 2015 imposed by the Budget Control Act. However, the Bipartisan Budget Act did not address the lower spending limits, including the across-the-board spending reduction methodology, for GFYs 2016 through 2021 as provided for in the Budget Control Act. Unless Congress and the Administration can reach a new agreement this year, the full effect of sequestration will once again take effect in GFY 2016. The implementation of further automatic spending cuts may reduce, delay or cancel funding for certain of our contracts and programs and could adversely impact our operations and financial results.

On February 2, 2015, President Obama released his GFY 2016 budget proposal which sets defense discretionary spending at $1.087 trillion, with $561 billon for defense and $526 billion for non-defense. This is about $71 billion, or 7%, above the budgetary caps imposed by the Budget Control Act. The President’s proposal would eliminate the sequester for GFY 2016 and future years through a series of ten year offsets that include trimming certain mandatory and discretionary programs by $600 billion, raising nearly $640 billion in new tax revenue, and implementing an immigration overhaul plan that estimates say would save approximately $160 billion. It is unclear, however, whether Congress will enact some or any of the President’s proposed budget increases and there remains uncertainty regarding how sequester cuts in GFY 2016 and beyond will be applied to the DoD and other agencies. The President’s budget proposal also includes $58 billion in Overseas Contingency Operations (OCO) funding. OCO dollars are intended to support critical national defense efforts and are not subject to sequestration. The GFY 2016 OCO total represents a decrease of about 21% from GFY 2015. If adopted, this total would further restrict available discretionary defense funding.

In years when the U.S. government does not complete its budget process before the end of its fiscal year, government operations typically are funded through one or more continuing resolutions that authorize agencies of the U.S. government to continue to operate, but do not authorize new spending initiatives. When the U.S. government operates under a continuing resolution, delays can occur in contract awards due to lack of funding. This was recently the case for DHS, which was funded through a series of short-term continuing resolutions into March 2015. It was only then that Congress and the Administration reached an agreement on funding for the remainder of the GFY.

Should a continuing resolution be used to fund all or some U.S. government operations after GFY 2015 it may cause additional government contract awards to be delayed, canceled, or funded at lower levels and could adversely impact our operations, cash flow and financial results.

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

Our reputation may be harmed or other adverse consequences may be incurred by us relating to former Parent’s CityTime contract or its administrative agreement, which could have a material adverse effect on our business and future prospects.

In connection with the resolution of certain investigations related to former Parent’s CityTime contract, former Parent entered into a three-year deferred prosecution agreement with the U.S. Attorney’s Office for the Southern District of New York. The three-year term under former Parent’s deferred prosecution agreement expired on March 14, 2015.  Former Parent also entered into a five-year administrative agreement with the Army on behalf of the U.S. government in order to confirm former Parent’s continuing eligibility to enter into and perform contracts with the U.S. government. We notified the U.S. Army that we will comply with the obligations set forth in the administrative agreement following the separation. These obligations include retaining an independent monitor and maintaining a similar contractor responsibility program, which will require significant resources and management involvement. In addition, given that we have retained the name Science Applications International Corporation, which was the name of the company that was the prime contractor under the CityTime contract, we may suffer reputational harm as a result of being associated with the contract as well as with former Parent’s deferred prosecution agreement and administrative agreement and our compliance with obligations under the administrative agreement. This could make it more difficult to compete effectively and may adversely affect our future revenues and growth prospects.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Government audits and reviews may conclude that our practices are not consistent with applicable laws and regulations and result in adjustments to contract costs and mandatory customer refunds. Such adjustments can be applied retroactively, which could result in significant customer refunds. Our receipt of adverse audit findings or the failure to obtain an “approved” determination of our various accounting and management internal control systems from the responsible U.S. government agency could significantly and adversely affect our business, including our ability to bid on new contracts and our competitive position in the bidding process. A determination of noncompliance with applicable contracting and procurement laws, regulations and standards could also result in the U.S. government imposing penalties and sanctions against us, including withholding of payments, suspension of payments and increased government scrutiny that could delay or adversely affect our ability to invoice and receive timely payment on contracts, perform contracts or compete for contracts with the U.S. government.

Former Parent’s indirect cost audits by the DCAA have not been completed for fiscal 2008 and subsequent fiscal years. Pursuant to a distribution agreement between former Parent and us, the impact of adjustments to approved indirect costs as a result of ongoing audits or reviews from fiscal 2006 through the Distribution Date will be shared between former Parent and us. For a more detailed discussion of the terms of the distribution agreement governing financial impacts as a result of audits and reviews of prior year indirect costs see Note 13 of the notes to the consolidated and combined financial statements contained within this Annual Report.

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

Misconduct of employees, subcontractors, agents and business partners could cause us to lose existing contracts or customers and adversely affect our ability to obtain new contracts and customers which could have a significant adverse impact on our business and reputation.

Misconduct of employees, subcontractors, agents and business partners could include fraud or other improper activities such as falsifying time or other records and violations of laws, including the Anti-Kickback Act. Other examples could include the failure to comply with our policies and procedures or with federal, state or local government procurement regulations, regulations regarding the use and safeguarding of classified or other protected information, legislation regarding the pricing of labor and other costs in government contracts, laws and regulations relating to environmental, health or safety matters, bribery of foreign government officials, import-export control, lobbying or similar activities and any other applicable laws or regulations. Any data loss or information security lapses resulting in the compromise of personal information or the improper use or disclosure of sensitive or classified information could result in claims, remediation costs, regulatory sanctions against us, loss of current and future contracts and serious harm to our reputation. Although we have implemented policies, procedures and controls to prevent and detect these activities, these precautions may not prevent all misconduct and, as a result, we could face unknown risks or losses. Our failure to comply with applicable laws or regulations or misconduct by any of our employees, subcontractors, agents or business partners could damage our reputation and subject us to fines and penalties, restitution or other damages, loss of security clearance, loss of current and future customer contracts and suspension or debarment from contracting with federal, state or local government agencies, any of which would adversely affect our business and our future results.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Due to the competitive process to obtain contracts and an increase in bid protests, we may be unable to achieve or sustain revenue growth and profitability.

We expect that a majority of the business that we seek in the foreseeable future will be awarded through a competitive bidding process. The U.S. government has increasingly relied on contracts that are subject to a competitive bidding process, including IDIQ, GSA Schedule and other multi-award contracts, which has resulted in greater competition and increased pricing pressure. For example, during fiscal 2013, we were not awarded the successor contract to the DISN Global Solutions (DGS) program with the Defense Information System Agency. In fiscal 2013, we recognized approximately $425 million in revenue on this program. Revenues from the DGS program were approximately $6 million during fiscal 2015 and $120 million during fiscal 2014 as the activity transitioned to the successor contractor.

The competitive bidding process involves substantial costs and a number of risks, including significant cost and managerial time to prepare bids and proposals for contracts that may not be awarded to us, or that may be awarded but for which we do not receive meaningful task orders. For contracts awarded to us, we also face the risk of inaccurately estimating the resources and costs that will be required to fulfill any contract we win. Following contract award, we may encounter significant expense, delay, contract modifications or even contract loss as a result of our competitors protesting the award of contracts to us in competitive bidding. Any resulting loss or delay of startup and funding of work under protested contract awards may adversely affect our revenues and/or profitability. In addition, multi-award contracts require that we make sustained post-award efforts to obtain task orders under the contract. As a result, we may not be able to obtain these task orders or recognize revenues under these multi-award contracts. Our failure to compete effectively in this procurement environment would adversely affect our revenues and profitability.

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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

A failure to attract, train, retain and utilize skilled employees, including our management team, would adversely affect our ability to execute our strategy and may disrupt our operations.

Our business relies heavily upon the expertise and services of our employees. Our continued success depends on our ability to recruit and retain highly trained and skilled engineering, technical and professional personnel. Competition for skilled personnel is intense and competitors aggressively recruit key employees. In addition, many U.S. government programs require contractors to have security clearances. Depending on the level of required clearance, security clearances can be difficult and time-consuming to obtain and personnel with security clearances are in great demand. Particularly in highly specialized areas, it has become more difficult to retain employees and meet all of our needs for employees in a timely manner, which may affect our growth in the current and future fiscal years. Although we intend to continue to devote significant resources to recruit, train and retain qualified employees, we may not be able to attract, effectively train and retain these employees. Any failure to do so could impair our ability to perform our contractual obligations efficiently and timely meet our customers’ needs and win new business, which could adversely affect our future results.

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

In addition to attracting, retaining and effectively utilizing qualified engineering, technical and professional personnel, we believe that our success will also depend on the continued employment of a highly qualified and experienced senior management team and its ability to retain existing business and generate new business. Our senior management team is important to our business because personal reputations and individual business relationships are a critical element of retaining and obtaining customer contracts in our industry. Moreover, there is little redundancy or overlap of responsibilities in our corporate functions and loss of key personnel in critical functions could lead to lack of business continuity or disruptions in our operations, financial reporting or control processes until we are able to hire and train replacement personnel. Our inability to retain appropriately qualified and experienced senior executives could cause us to lose customers or new business opportunities.

We recently entered into an agreement to make a significant acquisition and may make other acquisitions, investments, joint ventures and divestitures in the future that involve numerous risks, which if realized, may adversely affect our business and our future results.

We recently entered into an Agreement and Plan of Merger, dated March 1, 2015, under which we agreed to acquire Scitor Holdings, Inc. (Scitor) and its subsidiaries under certain conditions for a total purchase price of $790 million, subject to adjustment. Although completion of the Scitor acquisition is subject to customary closing conditions, we expect to complete the acquisition of Scitor in May 2015. Our ability to complete the acquisition of Scitor is dependent upon certain financial institutions performing financing commitments entered into with us. We expect to incur approximately $670 million of additional debt secured by a lien on substantially all of our assets to fund a portion of the purchase price to acquire Scitor (New Credit Facility). In addition, we have amended the terms of our existing unsecured revolving and term loans (Existing Credit Facility) to, among other things, permit the New Credit Facility. Upon completion of the Scitor acquisition and closing of the New Credit Facility, it is expected that the Existing Credit Facility will also become secured by a lien on all of our assets. The New Credit Facility and the Existing Credit Facility are referred to below as the New and Existing Credit Facilities. In addition, under the terms of the New and Existing Credit Facilities, we will be required to maintain a certain ratio of debt to earnings before interest, taxes, depreciation and amortization (referred to as the Leverage Ratio). Further, under the terms of the New and Existing Credit Facilities, we will be limited in our ability to pay dividends beyond our current regular dividend and repurchase shares of our stock, be required to make certain mandatory prepayments based on the cash flow of our business, and be subject to other operational limitations.

The debt arrangements we expect to enter into with respect to our acquisition of Scitor will impose limitations on our ability to make other acquisitions. Subject to those limitations, in addition to Scitor, we may selectively pursue additional strategic acquisitions, investments and joint ventures. The Scitor acquisition and other acquisitions, investments and joint ventures pose many risks that could adversely affect our reputation, operations or financial results, including:

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

•	acquisitions normally require a significant investment of time and resources, which may disrupt our historic business and distract our management from other important responsibilities;
•

even if successful, the Scitor acquisition and any future acquisition could reduce our earnings per share or net income for a number of reasons, including the amortization of intangible assets, impairment charges, the inability to generate or sustain profits of the acquired business, adverse changes in unhedged interest rates on debt incurred to complete the acquisition or a failure to realize assumed future tax benefits estimated in connection with the acquisition;

•	we may not retain key employees (including those with needed security clearances), customers and business partners of Scitor following our acquisition or those of an acquired business in the future;
•

we may fail to successfully integrate Scitor or other future acquired businesses, such as failing to successfully implement IT and other control systems relating to the operations of Scitor or any other future acquired business;

•

we may not generate sufficient earnings to meet the required Leverage Ratio under the New and Existing Credit Facilities, which would give lenders the right to, among other things, foreclose on our assets;

•

the limitations on our ability to issue dividends beyond our current regular dividend and to repurchase our stock under the New and Existing Credit Facilities may restrict our capital deployment decisions in the future, which may have an adverse impact on our stock price;

•

we may not be able to accurately estimate the financial effect of the Scitor acquisition or any future acquisitions and investments on our business and we may not realize anticipated revenue opportunities, cost savings, or other synergies or benefits, or acquisitions may not result in improved operating performance;

•

we may assume known as well as unknown material liabilities that were not identified as part of our due diligence or for which we are unable to receive a purchase price adjustment or reimbursement through indemnification;

•

we may assume legal or regulatory risks, particularly with respect to businesses that have immature business processes and compliance programs or that operate in markets in which we have previously had limited direct prior experience;

•	we may be adversely impacted by developments in the U.S. government intelligence community budgets and other areas to which we had limited exposure prior to the acquisition;
•	we may encounter performance problems with acquired technologies, capabilities and products, particularly with respect to those that are still in development when acquired;
•

acquired entities or joint ventures may not operate profitably, which could adversely affect our operating income or operating margins and we may be unable to recover investments in any such acquisitions;

•

acquisitions, investments and joint ventures may require us to spend a significant amount of cash and incur a substantial amount of debt, with increased interest expense and amortization demands and mandatory prepayment requirements, or to issue capital stock, resulting in dilution of ownership; and

•

we may not be able to effectively influence the operations of our joint ventures or we may be exposed to certain liabilities if our joint venture partners do not fulfill their obligations or fail to comply with legal requirements, laws and regulations.

If the Scitor acquisition or our future acquisitions, investments or joint ventures fail, perform poorly or their value is otherwise impaired for any reason, including contractions in credit markets and global economic conditions, our business and financial results could be adversely affected.

In addition, we may periodically divest businesses, including businesses that are no longer a part of our ongoing strategic plan. These divestitures similarly require significant investment of time and resources and may disrupt our business, distract management from other responsibilities and may result in losses on disposal or continued financial involvement in

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

the divested business, including through indemnification, guarantee or other financial arrangements, for a period of time following the transaction, which would adversely affect our financial results.

We may not realize as revenues the entire amounts reflected in our backlog, which could adversely affect our expected future revenues and growth prospects.

As of January 30, 2015, our total backlog was $6.2 billion, which included $1.7 billion in funded backlog. Due to the U.S. government’s ability to not exercise contract options or to terminate, modify or curtail our programs or contracts and the rights of our non-U.S. government customers to cancel contracts and purchase orders in certain circumstances, we may realize less than expected or, in some cases, never realize revenues from some of the contracts that are included in our backlog. Our unfunded backlog, in particular, contains management’s estimate of amounts expected to be realized on unfunded contract work that may never be realized as revenues. If we fail to realize as revenues amounts included in our backlog, our expected future revenues, growth prospects and profitability could be adversely affected.

Our earnings and profitability may vary based on the mix of our contracts and may be adversely affected by our failure to accurately estimate and manage costs, time and resources.

We generate revenues under various types of contracts, which include cost-reimbursement, T&M and FFP contracts. Our earnings and profitability may vary materially depending on changes in the proportionate amount of revenues derived from each type of contract, the nature of services or solutions provided, as well as the achievement of performance objectives and the stage of performance at which the right to receive fees, particularly under incentive and award fee contracts, is finally determined. Cost-reimbursement and T&M contracts generally have lower profitability than FFP contracts.

Our profitability is adversely affected when we incur costs that we cannot bill to our customers. To varying degrees, each of our contract types involves some risk that we could underestimate the costs and resources necessary to fulfill the contract. While FFP contracts allow us to benefit from cost savings, these contracts also increase our exposure to the risk of cost overruns. Revenues derived from FFP contracts represented approximately 34% of our total revenues for fiscal 2015. When making proposals on these types of contracts, we rely heavily on our estimates of costs and timing for completing the associated projects, as well as assumptions regarding technical issues. In each case, our failure to accurately estimate costs or the resources and technology needed to perform our contracts or to effectively manage and control our costs during the performance of our work could result, and in some instances has resulted, in reduced profits or in losses. More generally, any increased or unexpected costs or unanticipated delays in connection with the performance of our contracts, including costs and delays caused by contractual disputes or other factors outside of our control, such as performance failures of our subcontractors, natural disasters or other force majeure events, could make our contracts less profitable than expected or unprofitable.

We use estimates in recognizing revenues and if we make changes to estimates used in recognizing revenues, our profitability may be adversely affected.

A significant portion of revenues from our contracts are recognized using the percentage-of-completion method. This method requires estimates of total costs at completion, fees earned on the contract, or both. This estimation process, particularly due to the technical nature of the services being performed and the long-term nature of certain contracts, is complex and involves significant judgment. Adjustments to original estimates are often required as work progresses, experience is gained and additional information becomes known, even though the scope of the work required under the contract may not change. Any adjustment as a result of a change in estimate is recognized immediately. Changes in the underlying assumptions, circumstances or estimates could result in adjustments that may adversely affect future financial results.

Our business and financial results could be negatively affected by cyber or other security threats.

As a U.S. government contractor and a provider of IT services operating in multiple regulated industries and geographies, we handle sensitive information, including personally identifiable information, protected health information, personnel information, classified information, financial information and other confidential information concerning our business and employees and those of our customers (collectively referred to below as sensitive information). We are continuously exposed to cyber and other security threats, including computer viruses, attacks by hackers or physical break-ins. Any electronic or physical break-in or other security breach or compromise may jeopardize security of sensitive or other information stored or transmitted through our IT systems and networks. This could lead to disruptions in mission critical systems, unauthorized release of confidential or otherwise protected information and corruption of data. Although we have implemented policies, procedures and controls to protect against, detect and mitigate these threats, attempts by others to

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

gain unauthorized access to our IT systems are becoming more sophisticated. These attempts include covertly introducing malware to our computers and networks and impersonating authorized users, among others, and may be perpetrated by well-funded organized crime or state sponsored efforts. We seek to detect and investigate all security incidents and to prevent their occurrence or recurrence. We continue to improve our threat protection, detection and mitigation policies, procedures and controls. In addition, we work with other companies in the industry and government participants to promote increased awareness and enhanced protections against cybersecurity threats. However, because of the evolving nature of these security threats, there can be no assurance that our policies, procedures and controls have or will detect or prevent any of these threats and we cannot predict the full impact of any such incident. We may experience similar security threats to the IT systems that we develop, install or maintain under customer contracts, including customer contracts under which we may have access to or management responsibility for customer databases or networks that contain sensitive information relating to our customers, their employees or related third parties. Although we work cooperatively with our customers and other business partners to seek to minimize the impacts of cyber and other security threats, we must rely on the safeguards put in place by those entities. In the event of unauthorized access to sensitive information that we are responsible for safeguarding, our customers and their employees or related third parties, if applicable, may seek to hold us liable for any costs or other damages associated with the unauthorized access as a breach of our contractual and other obligations. In addition, various federal or state agencies may bring legal action against us for violation of or noncompliance with regulatory requirements relating to any unauthorized access to sensitive information within our control. Any remediation costs, damages or other liabilities related to unauthorized access of sensitive information of ours or our customers caused by cyber or other security threats may not be fully insured or indemnified by other means. Occurrence of any unauthorized access caused by these security threats could adversely affect our reputation, ability to work on sensitive U.S. government contracts, business operations and financial results.

Internal system or service failures could disrupt our business and impair our ability to effectively provide our services and solutions to our customers, which could damage our reputation and adversely affect our revenues and profitability.

Any internal disruption or failure in our IT network, software or hardware systems or communications, utilities or other business equipment or services could have a material adverse effect on our ability to provide the services required to be performed by us under customer contracts or bill our customers for work performed on our contracts, collect the amounts that have been billed and produce accurate financial statements in a timely manner. We are also vulnerable to failures in these systems, equipment and other business services caused by third-party service providers, cybersecurity threats, natural disasters, power shortages, terrorist attacks or other events, which could cause loss of data and interruptions or delays in our business, cause us to incur remediation costs, subject us to claims and damage our reputation. In addition, the failure or disruption of our communications or utilities could cause us to interrupt or suspend our operations or otherwise adversely affect our business. Our property and business interruption insurance may be inadequate to compensate us for all losses that may occur as a result of any system or operational failure or disruption. As a result, any internal or external disruption or failure in our IT network, software or hardware systems or communications, utilities or other business equipment or services could damage our reputation and adversely affect our revenues and profitability.

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

We are subject to a number of lawsuits and claims described under “Legal Proceedings” in Part I of this Annual Report. We are also subject to, and may become a party to, a variety of other litigation or claims and suits that arise from time to time in the ordinary course of our business. The Department of Justice and other enforcement agencies of the U.S. government may bring claims or lawsuits against us in connection with our performance of government contracts or our

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

billing or record-keeping relating to those contracts. The Department of Justice has considerably more resources at its disposal than we do, and can bring suspension and debarment proceedings against us that would prevent us from working for some or all U.S. government customers. In addition, certain statutes under which the Department of Justice may bring claims, like the False Claims Act, provide for treble damages and penalties on a per invoice basis against government contractors. These circumstances generally give the Department of Justice significantly more leverage in any legal dispute with us than if we were defending ourselves against claims brought by a commercial enterprise. Adverse judgments or settlements in some or all of these legal disputes may result in significant monetary damages or injunctive relief against us. Any claims or litigation could be costly to defend, and even if we are successful or if fully indemnified or insured, could damage our reputation and make it more difficult to compete effectively or obtain adequate insurance in the future. Litigation and other claims, including those described under “Legal Proceedings” in Part I of this Annual Report, are subject to inherent uncertainties and management’s view of these matters may change in the future.

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

Goodwill is tested for impairment annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Examples of events or changes in circumstances indicating that the carrying value of goodwill may not be recoverable could include a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, unanticipated competition, loss of key personnel or a more likely than not expectation that a reporting unit or a significant portion of a reporting unit will be sold or otherwise disposed of. In addition, we recently entered into an Agreement and Plan of Merger dated March 1, 2015, under which we agreed to acquire Scitor Holdings, Inc. and its subsidiaries under certain conditions for a total purchase price of $790 million, subject to adjustment. We expect goodwill and the value of our intangible assets to increase significantly following completion of this acquisition. Any future impairment of goodwill or other intangible assets would have a negative impact on our profitability and financial results.

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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

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

Our spin-off transaction subjects us to risks relating to the protest of contracts and contract vehicles bid for us by our former Parent before completion of the spin-off transaction and by us before novation of those contracts and contract vehicles to us from former Parent.

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

The historical pre-separation financial information we have included in this Annual Report has been derived from former Parent’s financial statements and does not necessarily reflect what our financial position, results of operations and cash flows would have been as a separate, stand-alone entity during the periods presented. Former Parent did not account for us, and we were not operated, as a single stand-alone entity for the applicable periods even if we represented an important business in former Parent’s historical financial statements. In addition, the historical information is not necessarily indicative of what our results of operations, financial position and cash flows will be in the future. For example, following the separation in September 2013, changes have been made to our cost structure, funding and operations, including changes for income taxes, increased costs associated with reduced economies of scale and increased costs associated with becoming a public, stand-alone company. While we generated net profits as part of former Parent, we cannot provide assurance that our profits will continue at a similar level or at all as a stand-alone company.

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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

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

Some of our customers, prospective customers and suppliers may need assurances that our financial stability on a stand-alone basis is sufficient to satisfy their requirements for doing or continuing to do business with them. If our customers, prospective customers or suppliers are not satisfied with our financial stability, it could have a material adverse effect on our ability to bid for and obtain or retain customer contracts, our business, financial condition, results of operations and cash flows.

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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

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

We have developed and sold tsunami buoys and related services that are designed to assist in the detection of tsunamis or large waves that may have catastrophic consequences to coastal communities. Our buoys have been deployed by the U.S. National Oceanic and Atmospheric Administration and non-U.S. governments in other areas around the world. There are many factors, some of which are beyond our control, which could result in the failure of these buoys. We may develop other products or provide services for the detection of natural or manmade threats that could have catastrophic consequences if the threats are realized. In addition, we prepare reports for various government customers in the evaluation or assessment of the consequences of certain threats or natural disasters. The failure of our products and services to help detect the threats for which they were designed or the failure of our reports to accurately assess the consequences of certain threats could contribute to injury, death and extensive property damage and may lead to product liability, professional liability, or other claims against us. Further, if our products, services or reports fail to, or are perceived to have failed to help detect or adequately assess a threat, the negative publicity from such incident could have a material adverse effect on our business.

Our services and operations sometimes involve using, handling or disposing of hazardous substances or dangerous materials, which could expose us to potentially significant liabilities.

Some of our services and operations involve the use, handling or disposal of hazardous substances or dangerous materials, including explosive, chemical, biological, radiological or nuclear materials. These activities generally subject us to extensive foreign, federal, state and local environmental protection and health and safety laws and regulations, which, among other things, require us to incur costs to comply with these regulations and could impose liability on us for handling or disposing of hazardous substances or dangerous materials. Furthermore, failure to comply with these environmental protection and health and safety laws and regulations could result in civil, criminal, regulatory, administrative or contractual sanctions, including fines, penalties or suspension or debarment from contracting with the U.S. government or could cause us to incur costs to change, upgrade, remediate and/or close some of our operations or properties. Although we do not have extensive real estate holdings, our ownership and operation of real property also subjects us to environmental protection laws, some of which hold current or previous owners or operators of businesses and real property liable for hazardous substance releases, even if they did not know of and were not responsible for the releases. If we have any violations of, or incur liabilities pursuant to, these laws or regulations, our financial condition and operating results could be adversely affected.

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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

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

In addition, under the Tax Matters Agreement with former Parent, we agreed not to enter into any transaction involving an acquisition (including issuance) of our common stock or any other transaction (or, to the extent we have the right to prohibit it, to permit any such transaction) that could cause the distribution to be taxable to former Parent. We also agreed to indemnify former Parent for any tax resulting from any such transactions. Generally, former Parent will recognize taxable gain on the distribution if there are one or more acquisitions (including issuances) of our capital stock, directly or indirectly, representing 50% or more, measured by vote or value, of our then-outstanding capital stock, and the acquisitions or issuances are deemed to be part of a plan or series of related transactions that include the distribution. Any such shares of our common stock acquired, directly or indirectly, within two years before or after the distribution (with exceptions, including public trading by less-than-5% stockholders and certain compensatory stock issuances) will generally be presumed to be part of such a plan unless that presumption is rebutted. As a result, our obligations may discourage, delay or prevent a change of control of our Company.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

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

The Board of Directors authorized and declared a quarterly cash dividend for each of the quarters since the separation from former Parent. The declaration of any future dividends and the establishment of the per share amount, record dates and payment dates for any future dividends are subject to the discretion of the Board of Directors taking into account future earnings, cash flows, financial requirements and other factors. There can be no assurance that the Board of Directors will declare any dividends in the future. In addition, our ability to declare and pay any future dividends may be restricted by the provisions of Delaware law and covenants in the New and Existing Credit Facilities. To the extent that expectations by market participants regarding the potential payment, or amount, of any dividend prove to be incorrect, the price of our common stock may be materially and negatively affected and investors that bought shares of our common stock based on those expectations may suffer a loss on their investment.

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

Item 1B. Unresolved Staff Comments

No information is required in response to this item.

Item 2. Properties

We occupy approximately 3 million square feet of floor space, substantially all of which is leased. Our corporate headquarters is located in McLean, Virginia. Our principal locations outside of McLean, Virginia include Huntsville, Alabama and Oak Ridge, Tennessee. As of January 30, 2015 we conducted our operations in approximately 95 offices located in 34 states, the District of Columbia, and various foreign countries. We consider our facilities suitable and adequate for our present needs, which are generally limited to office, warehouse and computer laboratory spaces.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Item 3. Legal Proceedings

We have provided information about legal proceedings in which we are involved in Note 13 of the notes to the consolidated and combined financial statements contained within this Annual Report.

We are also routinely subject to investigations and reviews relating to compliance with various laws and regulations. Additional information regarding such investigations and reviews is described under the heading “Government Investigations, Audits and Reviews” in Note 13 of the notes to the consolidated and combined financial statements contained within this Annual Report.

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

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

Holders of Common Stock, Historical Prices and Dividends

Our common stock is listed on the New York Stock Exchange (NYSE) under the ticker symbol “SAIC”. Our common stock started trading on the NYSE on September 30, 2013. Prior to September 30, 2013, there was no public market for our common stock. The following table presents the high and low closing prices for our common stock since September 30, 2013:

	Fiscal 2014
Fiscal Quarter	High	Low
3rd Quarter (September 30, 2013 to November 1, 2013)*	$36.32	$32.49
4th Quarter (November 2, 2013 to January 31, 2014)	$39.03	$30.94

	Fiscal 2015
Fiscal Quarter	High	Low
1st Quarter (February 1, 2014 to May 2, 2014)	$39.73	$34.65
2nd Quarter (May 3, 2014 to August 1, 2014)	$45.64	$36.64
3rd Quarter (August 2, 2014 to October 31, 2014)	$48.91	$41.37
4th Quarter (November 1, 2014 to January 30, 2015)	$52.13	$48.78

*	Our 3rd Quarter of fiscal 2014 began August 3, 2013. However, our stock did not begin trading until after the separation on September 30, 2013.

As of March 6, 2015, there were approximately 30,000 holders of record of our common stock. The number of holders of record of our common stock may not be representative of the number of beneficial owners due to shares that may be held by depositories, brokers or nominees.

Since our separation from former Parent, we have declared and paid quarterly dividends totaling $1.12 and $0.56 per share of our common stock for fiscal 2015 and fiscal 2014, respectively. We intend to continue paying dividends on a quarterly basis, although the declaration of any future dividends will be determined by our Board of Directors and will depend on available cash, estimated cash needs, earnings, financial condition, operating results, capital requirements, applicable contractual restrictions and other factors that our Board of Directors deems relevant. In addition, our ability to declare and pay future dividends on our stock may be restricted by the provisions of Delaware law and covenants in our New and Existing Credit Facilities.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Stock Performance Graph

The following graph compares the total cumulative return on our common stock from September 30, 2013 through fiscal 2015 to three indices: (i) the Standard & Poor’s (S&P) MIDCAP 400 Index, (ii) the Russell 1000 Index and (iii) the S&P North American Technology Services Index. The graph assumes an initial investment of $100 on September 30, 2013 and that dividends, if any, have been reinvested. The comparisons in the graph are required by the U.S. Securities and Exchange Commission (SEC), based upon historical data and are not intended to forecast or be indicative of possible future performance of our common stock.

$160
$150
$140
$130
$120
$110
$100
Dollars
9/30/2013
11/1/2013
1/31/2014
5/2/2014
8/1/2014
10/31/2014
1/30/2015
Date

	9/30/2013	11/1/2013	1/31/2014	5/2/2014	8/1/2014	10/31/2014	1/30/2015
SAIC Stock Price	$100	$106	$111	$116	$128	$150	$151
S&P MIDCAP 400 Index	$100	$104	$106	$110	$111	$115	$117
Russell 1000 Index	$100	$105	$106	$112	$114	$119	$118
S&P North American Technology Services Index	$100	$103	$106	$108	$110	$117	$119

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Purchases of Equity Securities

We may repurchase shares on the open market in accordance with established repurchase plans. Whether repurchases are made and the timing and amount of repurchases depends on a variety of factors including market conditions, our capital position, internal cash generation and other factors.

The following table presents repurchases of our common stock during the three months ended January 30, 2015:

Period (1)	Total Number of Shares (or Units) Purchased (2)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (3)
November 1, 2014 - December 5, 2014	382,375	$50.23	377,790	1,536,786
December 6, 2014 - January 2, 2015	89,569	$51.26	77,633	1,459,153
January 3, 2015 - January 30, 2015	8,512	$50.48	-	1,459,153
Total	480,456	$50.42	455,423
(1)	Date ranges represent our fiscal periods during the current quarter. Our fiscal quarters typically consist of one five-week period and two four-week periods.
(2)

Includes shares purchased upon surrender by stockholders of previously owned shares to satisfy minimum statutory tax withholding obligations related to stock option exercises and vesting of stock awards in addition to shares purchased under our publicly announced plans or programs.

(3)

We may repurchase up to 5 million shares of our common stock under our repurchase program previously announced in October 2013. As of January 30, 2015, we have repurchased approximately 3.5 million shares of common stock under the program.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Item 6. Selected Financial Data

We commenced operations on September 27, 2013 following completion of a spin-off transaction from our former parent company, Leidos Holdings, Inc. (collectively with its consolidated subsidiaries, “former Parent”). Our consolidated and combined statement of income data for fiscal years 2011 through 2013 consist entirely of the combined results of the technical, engineering and enterprise information technology (IT) services businesses of former Parent. Our consolidated and combined balance sheet data as of the end of fiscal years 2011 through 2013 has been reflected on a historical basis, as immediately prior to the separation all of the assets and liabilities presented were wholly-owned by former Parent. For fiscal 2014, our consolidated and combined statement of income data consists of the combined results of the technical, engineering and enterprise IT services businesses of former Parent through separation from former Parent and our consolidated results subsequent to separation. Our consolidated balance sheet data at January 31, 2014 consists of our consolidated balances.

This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated and combined financial statements and the notes thereto contained within this Annual Report.

	Year Ended
	January 30, 2015	January 31, 2014	January 31, 2013	January 31, 2012	January 31, 2011
	(in millions, except per share data)
Consolidated and Combined Statement of Income Data:
Total revenues	$3,885	$4,121	$4,781	$4,733	$4,863
Operating income	240	183	281	299	329
Net income	141	113	182	182	208
*Earnings per share:
Basic	$3.01	$2.33	$3.74	$3.74	$4.28
Diluted	$2.91	$2.27	$3.66	$3.66	$4.19
Cash dividend per share	$1.12	$0.56	$-	$-	$-

Consolidated and Combined Balance Sheet Data:	January 30, 2015	January 31, 2014	January 31, 2013	January 31, 2012	January 31, 2011
Total assets	$1,398	$1,447	$1,245	$1,371	$1,435
Long-term debt and capital lease obligations, including current portion	489	502	3	7	8
Other long-term liabilities	19	17	10	9	14
*	See Note 2 of the notes to the consolidated and combined financial statements contained within this Annual Report.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations and quantitative and qualitative disclosures about market risk should be read in conjunction with our consolidated and combined financial statements and the related notes. It contains forward-looking statements (which may be identified by words such as those described in “Risk Factors—Forward-Looking Statement Risks” in Part I of this Annual Report), including statements regarding our intent, belief, or current expectations with respect to, among other things, trends affecting our financial condition or results of operations, backlog, our industry, government budgets and spending and the impact of competition. Such statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those in the forward-looking statements as a result of various factors. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report, particularly in “Risk Factors” in Part I of this Annual Report. Due to such uncertainties and risks, you are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date hereof. We do not undertake any obligation to update these factors or to publicly announce the results of any changes to our forward-looking statements due to future results or developments.

References herein to “former Parent” refer to Leidos Holdings, Inc. (formerly SAIC, Inc.) collectively with its consolidated subsidiaries. We use the terms “Company,” “we,” “us” and “our” to refer to both (1) Science Applications International Corporation and its consolidated subsidiaries for time periods after the separation and (2), for time periods prior to separation, the technical, engineering and enterprise information technology (IT) services businesses of former Parent, which were contributed to Science Applications International Corporation as part of the separation. The financial information discussed below and included elsewhere in this Annual Report may not necessarily reflect what our financial condition, results of operations or cash flow would have been had we been a stand-alone company during the periods presented prior to separation or what our financial condition, results of operations and cash flows may be in the future.

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

Business Overview

We are a leading provider of technical, engineering and enterprise IT services, primarily to the U.S. government. We provide engineering and integration offerings for large, complex government projects and offer a broad range of services with a targeted emphasis on higher-end, differentiated technology services. Our end-to-end enterprise IT offerings span the entire spectrum of our customers’ IT infrastructure.

The SAIC brand has developed through over 45 years of addressing customers’ mission critical needs and solving their most complex problems. We serve markets of significant scale and opportunity, with our primary customers being the departments and agencies of the U.S. government. We serve our customers through more than 1,500 active contracts and task orders and employ approximately 13,000 individuals who are led by an experienced executive team of proven industry leaders. Serving our country’s defense and civilian markets, along with many commercial and state/local governments, has afforded us the ability to develop strong and longstanding relationships with some of the largest customers in the markets we serve.

Having completed our first full fiscal year as a stand-alone company, we continue to believe we are well positioned to protect our existing business base, expand our offerings to current customers and grow into adjacent markets. We believe that SAIC’s value proposition is found in the proven ability to serve as a trusted adviser to our customers. In doing so, we leverage our expertise and scale to help them execute their mission. We succeed as a business based on the solutions we deliver, our past performance and our ability to compete on price. Our solutions are based on best practices, technology transfer and inspired through innovation. Our past performance was achieved by employee dedication and customer focus. Our ability to be competitive in the future will continue to be driven by our reputation of successful program execution, competitive cost structure and efficiencies in assigning the right people, at the right time, in support of our contracts.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Substantially all of our revenues are generated by, and tangible long-lived assets owned by, entities located in the United States.

On March 1, 2015 the Company entered into a definitive agreement to acquire privately held Scitor Holdings, Inc. (Scitor), a market leading provider of services primarily to the intelligence community, for an all-cash purchase price of $790 million, subject to adjustment. The acquisition enables us to gain access to new customers primarily in the intelligence community and leverage capabilities of the combined company to better serve our customers. We intend to fund the transaction from increased borrowings and cash on hand. We have secured a firm financing commitment and expect to put in place permanent financing prior to closing. The transaction is expected to close in the second quarter of fiscal 2016, subject to customary closing conditions.

Economic Opportunities, Challenges and Risks

In fiscal 2015, we generated greater than 90% of our total revenues from contracts with the U.S. government and greater than 70% of our total revenues from contracts with the Department of Defense (DoD), including subcontracts on which we perform. Our business performance is affected by the overall level of U.S. government spending (especially defense spending) and the alignment of our offerings and capabilities with the budget priorities of the U.S. government. While we believe that national security, including defense, will continue to be a priority, the U.S. government budget deficit and the national U.S. debt have created pressure to examine and reduce spending across all federal agencies. Baseline spending for the DoD through U.S. government fiscal year 2023 has been reduced, and there may be further changes that negatively impact discretionary spending trends across all government agencies. Adverse changes in fiscal and economic conditions (such as the manner in which spending reductions are implemented, including sequestration, future government shutdowns, and issues related to the nation’s debt ceiling) could materially impact our business.

The U.S. government has increasingly relied on contracts that are subject to a competitive bidding process, including Indefinite Delivery/Indefinite Quantity (IDIQ), U.S. General Services Administration (GSA) Schedule and other multi-award contracts, which has resulted in greater competition and increased pricing pressure. We expect that a majority of the business that we seek in the foreseeable future will be awarded through a competitive bidding process. Despite the budget and competitive pressures impacting the industry, we believe we are well positioned to expand customer penetration and benefit from opportunities that we have not previously pursued.

Our scale, size and prime contractor leadership position are expected to help differentiate us from our competitors, especially on large contracts. We believe our long-term, trusted customer relationships and deep technical expertise provide us with the sophistication to handle mission-critical contracts. Our current competitive cost structure, as well as our ongoing efforts to maintain or reduce costs by centralizing strategic sourcing and developing repeatable offerings, is expected to allow us to compete effectively on price in the evolving environment.

See “Risk Factors” in Part I of this Annual Report for additional discussion of our industry and regulatory environment.

Management of Operating Performance and Reporting

We manage our business to achieve our long-term financial targets, which we expect to accomplish on average and over time. These financial targets include low single digit organic revenue growth, operating margin expansion of 10 to 20 basis points annually, deployment of capital in excess of operating needs, and financial leverage appropriate for a company with our investment requirements and cash generating characteristics.

Our business and program management process is directed by professional managers focused on satisfying our customers by providing high quality services and through carefully monitoring contract margin performance by constantly evaluating contract level risks and opportunities. Through each contract’s lifecycle, program management reviews performance and updates estimates to reflect their understanding of the best information available. For contracts accounted for under the percentage-of-completion method of revenue recognition, updates to estimates are recognized on inception-to-date activity, during the period of adjustment, resulting in either a favorable or unfavorable impact to operating income.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

We evaluate our results of operations through an understanding of the drivers causing changes in sales, operating income and operating cash flows. Changes in sales and operating income are generally explained with regards to volume from fluctuations in cost of revenues related to the delivery of our services and, where the impact is significant, individual contracts or programs are described. We also analyze our revenues by type of cost (labor, subcontractor or materials) to better manage and find opportunities to improve operating margin rates. Changes in operating income performance due to factors other than volume are normally driven by fluctuations in shared or corporate costs and changes in contract estimates. Changes in operating cash flows are described with regards to changes in cash generated through the delivery of services, significant drivers of fluctuations in assets or liabilities and the impacts of changes in timing on the above.

Results of Operations

The primary financial performance measures we use to manage our business and monitor results of operations are revenues, operating income and cash flows from operating activities. The following table summarizes our results of operations:

	Year Ended
	January 30, 2015	Percent change	January 31, 2014	Percent change	January 31, 2013
	(dollars in millions)
Revenues	$3,835	(5%)	$4,017	(14%)	$4,690
Revenues performed by former Parent	50	(52%)	104	14%	91
Total revenues	3,885	(6%)	4,121	(14%)	4,781
Cost of revenues	3,500	(5%)	3,684	(14%)	4,282
Cost of revenues performed by former Parent	50	(52%)	104	14%	91
Total cost of revenues	3,550	(6%)	3,788	(13%)	4,373
Selling, general, and administrative expenses	95	3%	92	(7%)	99
Separation transaction and restructuring expenses	-	(100%)	58	107%	28
Operating income	240	31%	183	(35%)	281
As a percentage of revenues	6.3%		4.6%		6.0%
As a percentage of revenues, excluding separation transaction and restructuring expenses (a)	6.3%		6.0%		6.6%
Cash flows provided by operating activities	$277	51%	$183	(35%)	$280
(a)

Management believes that the presentation of operating income excluding separation transaction and restructuring expenses, as a percentage of revenues, which is a non-GAAP financial measure, provides useful information to investors regarding the Company’s financial condition and results of operations.

Revenues. From fiscal 2013 to fiscal 2014 revenues decreased by $673 million, or 14%. The decrease from fiscal 2014 to 2015 was less pronounced, decreasing $182 million, or 5%. The easing of the revenue contraction is a result of the reduced impact of programs which ended in prior years, including the DISN Global Solutions program (DGS), an Army Reserve and National Guard technical support program and lower activity on in-theater logistics programs. Although budget pressures, funding delays and changing government procurement strategies have continued to result in lower DoD program material and subcontract revenues, the magnitude of the impact was lower in fiscal 2015 compared to the prior year. For fiscal 2015 these decreases were partially offset by revenues on newly awarded programs and increased material volume on supply chain contracts.

The following summarizes the major factors contributing to the change in revenues between fiscal 2013 and fiscal 2014 and between fiscal 2014 and fiscal 2015.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

(in millions)
January 31, 2013 Revenues	$4,690
DGS recompete loss	(293)
Decreased in-theater logistics activity	(156)
Decreased DoD subcontract and material revenues	(123)
Completion of Army Reserve and National Guard technical support program	(52)
Net decreases on other programs	(49)
January 31, 2014 Revenues	4,017
DGS recompete loss	(116)
Decreased in-theater logistics activity	(60)
Decreased DoD subcontract and material revenues	(95)
Completion of Army Reserve and National Guard technical support program	(45)
Newly awarded programs	91
Increased material volume on supply chain contracts	64
Net decreases on other programs	(21)
January 30, 2015 Revenues	$3,835

Revenues performed by former Parent decreased in the current year due to the expected ramp down of pre-separation joint work. These revenues are recorded equal to cost to reflect that no additional profit is charged to the customer for work performed by former Parent.

Operating Income. From fiscal 2013 to fiscal 2014 operating income decreased $98 million to 4.6% of revenues from 6.0% of revenues for fiscal 2013 primarily as a result of an increase in separation transaction and restructuring expenses and lower revenue volume. Operating income increased $57 million to 6.3% of revenues in fiscal 2015 primarily due to significantly lower separation transaction and restructuring expense and strong program execution resulting in net favorable changes in estimates on contracts accounted for under the percentage-of-completion method. We also incurred $1 million of costs related to the contemplated acquisition of Scitor in the fourth quarter of fiscal 2015 and expect the remainder of the acquisition related costs to be incurred in the first and second quarters of fiscal 2016.

The following summarizes the major factors contributing to the change in operating income between fiscal 2013 and fiscal 2014 and between fiscal 2014 and fiscal 2015.

(in millions)
January 31, 2013 Operating Income	$281
Lower revenue volume	(41)
Increased separation transaction and restructuring expenses	(30)
Lower revenues on relatively higher margin contracts	(12)
Separation-related IT costs	(5)
Change in net changes in estimates of contracts accounted for under the percentage-of-completion method	(2)
Other net decreases	(8)
January 31, 2014 Operating Income	183
Decreased separation transaction and restructuring expenses	58
Change in net changes in estimates of contracts accounted for under the percentage-of-completion method	15
Lower revenue volume	(16)
Severance expense	(2)
Acquisition expense	(1)
Other net increases	3
January 30, 2015 Operating Income	$240

Cash Flows Provided by Operating Activities. From fiscal 2013 to fiscal 2014 cash flows provided by operating activities decreased $97 million, or 35%, while in fiscal 2015 returned to an amount consistent with fiscal 2013, increasing $94 million, or 51%, from fiscal 2014. Cash flows decreased in fiscal 2014 compared to fiscal 2013 primarily due to lower net income of $69 million, a reduction in payroll liabilities resulting from a reduction in number of employees, and lower accrued vacation due to a change in our vacation accrual policy in fiscal 2014, which resulted in total payments to employees for previously accrued vacation of $14 million.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

In fiscal 2015 cash flows provided by operating activities increased from fiscal 2014 due to current year utilization of prepaid income taxes of $29 million, higher net income of $28 million and strong customer collections across several programs. Further contributing to the increase in cash is the absence of liquidations, as described above, of payroll liabilities that reduced cash flows provided by operating activities in the prior year.

Other Key Performance Measures

In addition to the primary financial performance measures, we also believe that bookings and backlog are useful measures for management and investors to evaluate our potential future revenues. In addition, we consider measures such as contract types and revenue mix to be useful for management and investors to evaluate our operating income and performance.

Bookings and Backlog. We had net bookings worth an estimated $3.4 billion and $3.0 billion during fiscal 2015 and fiscal 2014, respectively. Net bookings represent the estimated amount of revenue to be earned in the future from funded and negotiated unfunded contract awards that were received during the period, net of adjustments to estimates on previously awarded contracts. We do not include in backlog estimates of revenue to be derived from IDIQ contracts, but rather record backlog and bookings when task orders are awarded on these contracts. Given that much of our revenue is derived from IDIQ contract task orders that renew annually, bookings on these contracts tend to refresh annually as the task orders are renewed. Additionally, we do not include in backlog contract awards that are under protest until the protest is resolved in our favor. Bookings and backlog fluctuate from period to period depending on the government’s initial procurement plans which dictate the scope of required services and means of procuring them as well as the eventual timing and value of contract awards, contract renewals, awards under protest, contract modifications and cancellations.

We calculate net bookings as the period’s ending backlog plus the period’s revenues less the prior period’s ending backlog. Backlog represents the estimated amount of future revenues to be recognized under negotiated contracts as work is performed. We segregate our backlog into two categories as follows:

•

Funded Backlog. Funded backlog for contracts with government agencies primarily represents estimated amounts of revenue to be earned in the future for which funding has already been appropriated less revenues previously recognized on these contracts. It does not include the unfunded portion of contracts where funding is incrementally appropriated or authorized on a quarterly or annual basis by the U.S. government and other customers even though the contract may call for performance over a number of years. Funded backlog for contracts with non-government agencies represents the estimated value on contracts, which may cover multiple future years, under which we are obligated to perform, less revenues previously recognized on these contracts.

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

The estimated value of our total backlog as of the dates presented was:

	January 30, 2015	January 31, 2014
	(in millions)
Funded backlog	$1,659	$1,639
Negotiated unfunded backlog	4,513	5,012
Total backlog	$6,172	$6,651

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

The decline in backlog was driven primarily by contract award timing and the lack of resolution of contract protests. During fiscal 2015, we submitted $9 billion in proposals which represents a 3% increase over the prior year. Our backlog fluctuates from year to year based on the timing of large contract awards and, for protested awards, favorable protest resolution. For example, during fiscal 2015 the award of the High Performance Computing Modernization Program Integrated Technical Services (HITS) contract was protested. In the fourth quarter of fiscal 2015 the government customer took corrective action, requesting that bidders resubmit their proposals. We now expect that this program will be awarded to the winner of the resubmission process during fiscal 2016.

Contract Types. Our earnings and profitability may vary materially depending on changes in the proportionate amount of revenues derived from each type of contract. For a discussion of the types of contracts under which we generate revenue, see “Business—Contract Types” in Part I of this Annual Report. The following table summarizes revenues by contract type as a percentage of total revenues for the periods presented:

	Year Ended
	January 30, 2015	January 31, 2014	January 31, 2013
Cost reimbursement	37%	37%	38%
Time and materials (T&M)	29%	31%	29%
Firm-fixed price (FFP)	34%	32%	33%
Total	100%	100%	100%

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

	Year Ended
	January 30, 2015	Percent change	January 31, 2014	Percent change	January 31, 2013
	(dollars in millions)
Labor-related revenues	$1,738	(3%)	$1,785	(10%)	$1,983
As a % of total revenues	45%		43%		42%
Subcontractor-related revenues	1,255	(17%)	1,507	(17%)	1,821
As a % of total revenues	32%		37%		38%
Supply chain materials-related revenues	616	8%	573	(15%)	671
As a % of total revenues	16%		14%		14%
Other materials-related revenues	276	8%	256	(16%)	306
As a % of total revenues	7%		6%		6%

Labor-related revenues as a percentage of total revenues increased in fiscal 2015 due to the decrease in subcontractor revenue discussed below and our continued efforts to adjust our contract labor mix in favor of work performed by our employees.

Subcontractor-related revenues decreased in fiscal 2015 and fiscal 2014, relative to each’s respective prior periods, primarily due to funding delays on certain DoD contracts as well as the loss of DGS (which ended in fiscal 2014). Supply chain materials-related revenues increased as a result of stronger than usual ordering activity by the DoD near the end of the government fiscal year and continued into the fourth quarter of fiscal 2015.

Other materials-related revenues decreased for fiscal 2014 compared to fiscal 2013 primarily on IT and logistics contracts affected by the in-theater force drawdown and due to the completion of an Army Reserve and National Guard technical support program.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Liquidity and Capital Resources

We strive to consistently and efficiently convert our earnings from operations into cash available for deployment for the ultimate purpose of increasing shareholder value and, accordingly, seek to be positioned to take advantage of business opportunities as and when they arise. Since separation, we have endeavored to deploy capital consistent with our objective to maintain a target average minimum cash balance of $150 million, while also managing our debt level. We intend to deploy excess capital above this level though dividends, share repurchases, additional debt amortization or strategic acquisitions. In March 2015 we entered into a definitive agreement to acquire Scitor, a strategic acquisition which  will provide access to new customers in the intelligence community. We have secured a firm financing commitment and expect to put in place permanent financing prior to closing. In March 2015 we amended the terms of our existing Credit Facility to, among other things, provide for and permit the Company to incur approximately $670 million of additional secured debt to finance the planned acquisition and permit the conversion of our existing Revolving and Term Loan Facilities from unsecured loans to secured loans upon completion of the acquisition. We intend to fund the acquisition through these increased borrowings and cash on hand.

We use various financial measures when we develop and update our disciplined cash deployment methodology, which include evaluating cash provided by operating activities, free cash flow and financial leverage. Our business requires minimal infrastructure investment because we are primarily a services provider. We expect to fund our ongoing working capital, commitments and any other discretionary investments with existing cash and cash equivalents, future cash flows from operations and, if needed, borrowings under our $200 million Revolving Credit Facility.

Borrowings under our Term Loan Facility and, if used in the future, our Revolving Credit Facility incur interest at a variable rate. In accordance with our risk management objectives, we hold fixed rate swap agreements for the same notional amount and tenor as the existing Term Loan Facility. These instruments are used to hedge the variability in interest payment cash flows and are accounted for as a cash flow hedge. Under the swap agreements, we pay the fixed rate and the counterparties to the agreement pay a floating interest rate, for which settlement occurs monthly. We expect to evaluate any additional debt that we incur in the future in accordance with our risk management objectives.

Both the Term Loan Facility and Revolving Credit Facility contain customary terms and conditions including financial covenants and covenants restricting the Company's ability to merge or consolidate with another entity or undertake other fundamental changes, enter into property sale and leaseback transactions, and incur liens. The Company’s dividends and share repurchases are limited under certain leverage ratios. Through the New Credit Facility the covenants contained in our Existing Credit Facility will be modified upon the acquisition of Scitor. See Note 15 of the notes to the consolidated and combined financial statements for further information about the New Credit Facility. See Note 8 of the notes to the consolidated and combined financial statements contained within this Annual Report for a complete understanding of our existing Credit Facilities.

We anticipate that our future cash needs will be for working capital, capital expenditures, contractual and other commitments and strategic investments. Our ability to fund these needs will depend, in part, on our ability to generate cash in the future, which depends on our future financial results. Our future results are subject to general economic, financial, competitive, legislative and regulatory factors that may be outside of our direct control. Although we believe that the financing arrangements in place will permit us to finance our operations on acceptable terms and conditions for at least the next year, our future access to, and the availability of financing on acceptable terms and conditions will be impacted by many factors, including: our credit quality, capital market liquidity and overall economic conditions. Therefore, we cannot ensure that such financing will be available to us on acceptable terms or that such financing will be available at all. Nevertheless, we believe that our existing cash and cash equivalents, generation of future operating cash flows, and access to bank financing and capital markets will provide adequate resources to fund our short-term liquidity and long-term capital needs.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Historical Cash Flow Trends

The following table summarizes cash flow information:

	Year Ended
	January 30, 2015	January 31, 2014	January 31, 2013
	(in millions)
Total cash flows provided by operating activities	$277	$183	$280
Total cash flows used in investing activities	(22)	(16)	(6)
Total cash flows (used in) provided by financing activities	(208)	86	(274)
Total increase in cash and cash equivalents	$47	$253	$-

Cash Provided by Operating Activities. Refer to “Results of Operations” above for a discussion of the changes in cash provided by operating activities between fiscal 2015 and fiscal 2014 and between fiscal 2014 and fiscal 2013.

Cash Used in Investing Activities. Cash used in investing activities has increased in both fiscal 2015 and fiscal 2014, compared to the respective prior year, primarily due to investments in facility leasehold improvements and furniture and fixtures, investments to optimize our IT infrastructure as a stand-alone company and the renovation of our corporate headquarters as a result of our separation from former Parent.

Cash Used in/Provided by Financing Activities. Cash used in financing activities for fiscal 2015 increased compared to fiscal 2014. Fiscal 2014 cash flows provided by financing activities reflect proceeds from our $500 million term loan, partially offset by net transfers to former Parent of $103 million for pre-separation cash settlement activity as well as a $295 million dividend to former Parent in connection with the separation. Fiscal 2015 cash flows used in financing activities reflects four quarters of dividend payments compared to two quarters in the prior year period as well as stock repurchases and principal payments on borrowings in the current year, which we did not engage in prior to separation from former Parent.

Off-Balance Sheet Arrangements

As of January 30, 2015, we have obligations relating to letters of credit of $7 million, principally related to guarantees on insurance policies. We also have obligations relating to surety bonds in the amount of $11 million, principally related to performance and payment bonds on our contracts. These arrangements have not had, and management does not believe that they likely will have, a material effect on our liquidity, capital resources, operations or financial condition.

For an understanding of our operating leases, see “Contractual Obligations” within this section and Note 11 of the notes to the consolidated and combined financial statements contained within this Annual Report.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Contractual Obligations

The following table summarizes, as of January 30, 2015, our obligations to make future payments pursuant to certain contracts or arrangements and provides an estimate of the fiscal years in which these obligations are expected to be satisfied:

	Payments Due by Fiscal Year
	Total	2016	2017- 2018	2019- 2020	2021 and thereafter
	(in millions)
Contractual obligations:
Long-term debt including current portion (1)	$489	$32	$94	$363	$-
Interest payments on long-term debt (2)	42	10	25	7	-
Operating lease obligations	110	27	42	31	10
Estimated purchase obligations (3)	62	43	18	1	-
Other long-term liabilities (4)	19	4	5	5	5
Total contractual obligations	$722	$116	$184	$407	$15
(1)	The amounts presented are based on an anticipated loan repayment schedule. However we have the option to prepay loan principal amounts at any time.
(2)

Amounts represent an estimate of future variable interest payments on the Term Loan Facility based on scheduled outstanding principal amounts and projected 1-month LIBOR as of January 30, 2015. We have the option to prepay loan principal amounts, in which case interest would not be due and we would not have a contractual obligation. The above table excludes the effects of interest rate swaps used to hedge against changes in 1-month LIBOR.

(3)

Includes estimated obligations to transfer funds under legally enforceable agreements for fixed or minimum amounts or quantities of goods or services at fixed or minimum prices. Excludes purchase orders for services or products to be delivered pursuant to U.S. government contracts in which we have full recourse under normal contract termination clauses.

(4)

Other long-term liabilities primarily consist of liabilities associated with deferred compensation plan obligations and deferred rent. Deferred compensation plan obligations have been allocated to fiscal years based on participants’ payment elections on retirement and estimated retirement ages, but is subject to acceleration on participants’ termination of employment prior to retirement. Deferred rent has been allocated to fiscal years on a straight-line basis over the remaining contractual lease term but actual expense may be accelerated on early termination of the lease arrangement (or vacating a leased facility prior to the end of the lease).

Commitments and Contingencies

We are subject to a number of reviews, investigations, claims, lawsuits and other uncertainties related to our business. For a discussion of these items, see Note 13 of the notes to the consolidated and combined financial statements contained within this Annual Report.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated and combined financial statements, which are prepared in accordance with U.S. generally accepted accounting principles (GAAP). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. Note 1 of the notes to the consolidated and combined financial statements contained within this Annual Report describes the significant accounting policies and methods utilized in the preparation of the consolidated and combined financial statements. Management evaluates these estimates and assumptions on an ongoing basis. Our estimates and assumptions have been prepared on the basis of the most current reasonably available information. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

Management believes that our critical accounting policies are those that are both material to the presentation of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments. Typically, the circumstances that make these judgments difficult, subjective and complex have to do with making estimates about the effect of matters that are inherently uncertain. These policies are described below.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Revenue Recognition. We generate our revenues primarily from long-term contracts with the U.S. government for technical, engineering and enterprise IT services. We evaluate the nature of the contract and the services provided when determining the accounting method utilized for each contract. We recognize a significant portion of our revenues using the cost-to-cost percentage-of-completion method of accounting which requires us to rely on the skill and expertise of our engineers, program managers and business management professionals in the many areas of cost estimation. These estimates of costs can span several years and take into account many factors, such as availability, productivity and cost of labor, delays in our performance and the level of indirect cost allocations.

We provide for anticipated losses on all types of contracts by recording an expense in the amount of the total expected contract loss during the period when the loss is determined. Amounts billed and collected but not yet earned as revenues under certain types of contracts are deferred. Contract costs incurred for U.S. government contracts, including indirect costs, are subject to audit and adjustment through negotiations with government representatives. Revenues on U.S. government contracts have been recorded in amounts that are expected to be realized upon final settlement.

Changes in Estimates on Contracts. As described above, changes in estimates of revenues, cost of revenues, or profits related to contracts accounted for using the cost-to-cost percentage-of-completion method of accounting are recognized in the period in which such changes are made for the inception-to-date effect of the changes. If it is determined that a loss will result from the performance of a contract, the entire amount of the estimable future loss is charged against income in the period the loss is identifiable. Changes in these estimates can routinely occur during contract performance  for a variety of reasons which include changes in contract scope, changes in contract cost estimates due to unanticipated cost growth or retirements of risk for amounts different than estimated and changes in estimated incentive or award fees. Aggregate changes in contract estimates increased operating income by $11 million for fiscal 2015, reduced operating income by $4 million for fiscal 2014 and reduced operating income by $2 million for fiscal 2013. For additional information related to changes in estimates on contracts, including gross favorable and unfavorable adjustments as well as the impact to earnings per share, see Note 1 of the notes to the consolidated and combined financial statements contained within this Annual Report.

Goodwill. Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired and liabilities assumed. Goodwill is not amortized, but rather tested for potential impairment annually at the beginning of the fourth quarter, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

The goodwill impairment test is a two-step process performed at the reporting unit level. Under the first step, we estimate and compare the fair value of each reporting unit to its respective carrying value including goodwill. If the fair value is less than the carrying value, a second step is performed to calculate the amount of impairment expense, which is equal to the difference between the reporting unit’s carrying amount of goodwill and its implied fair value of goodwill. The implied fair value of the reporting unit’s goodwill is the difference between the fair value of a reporting unit (as calculated in step one), and the reporting unit’s carrying value excluding goodwill.

Determining the fair value of each reporting unit involves judgment and the use of estimates and assumptions. We estimate the fair value of each reporting unit using a market approach, based on multiples of earnings derived from observable market data of comparable public companies. We evaluate companies within our market industry that have operations with observable and comparable economic characteristics and are similar in nature, scope and size to the reporting unit being compared. We analyze historical acquisitions in our market industry to estimate a control premium that we incorporate into the fair value estimate of each reporting unit. We reconcile the aggregate fair value of all of our reporting units to the Company’s market capitalization as of the measurement date. In addition, determining the carrying value of each reporting unit requires judgment and involves the assignment of assets and liabilities to the reporting units based on a systematic and rational allocation methodology. Certain assets and liabilities may be specifically identified and assigned to a reporting unit based on the information contained within our financial systems; whereas, other assets and liabilities may be allocated using measurable relationships or other basis for allocation. The fair values and carrying values of our reporting units are based on estimates and assumptions that are consistently applied and reasonable. Significant changes to these estimates and assumptions could adversely impact our conclusions.

Income Taxes. Our income tax expense, deferred tax assets and liabilities, and liabilities for unrecognized tax benefits reflect our best estimate of current and future taxes to be paid and includes judgments related to matters for which ultimate resolution may not become known until the final resolution of an examination by the U.S. Internal Revenue Service or state agencies.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making this determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent operating results. If we were to determine that we would be able to realize our deferred income tax assets in the future in excess of their net recorded amount or would no longer be able to realize our deferred income tax assets in the future as currently recorded, we would make an adjustment to the valuation allowance which would either decrease or increase, respectively, the provision for income taxes.

We also recognize liabilities for uncertain tax positions when it is more likely than not that a tax position will not be sustained on examination and settlement with various taxing authorities. Liabilities for uncertain tax positions are measured based on our estimate of the largest amount of benefit that is greater than 50% likely of being realized on ultimate settlement.

Stock-Based Compensation. We issue stock-based awards, including stock options, vesting stock awards and performance share awards as compensation to employees and directors. These awards are accounted for as equity awards. We recognize stock-based compensation expense net of estimated forfeitures on a straight-line basis over the underlying award’s requisite service period, as measured using the award’s grant date fair value. For performance share awards, the Company reassesses the probability of achieving the performance conditions at each reporting period and adjusts compensation expense based on the expected number of shares the Company expects to ultimately issue. Absent sufficient history as a stand-alone company, we estimate forfeitures using former Parent’s historical experience.

We use the Black-Scholes option-pricing model to calculate the grant date fair value of stock options awarded. The model calculates the fair value based on input assumptions about, among other things, employee exercise behavior and the expected volatility of our common stock. The assumptions used in the model represent our best estimates, but these estimates involve inherent uncertainties and the application of judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and recognize expense only for those awards expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded over the awards’ respective service periods. For further discussion on the assumptions used, see Note 5 of the notes to the consolidated and combined financial statements contained within this Annual Report.

Recently Issued But Not Yet Adopted Accounting Pronouncements

For information on recently issued but not yet adopted accounting pronouncements, see Note 1 of the notes to the consolidated and combined financial statements contained within this Annual Report.

Effects of Inflation

For any of the most recent three fiscal years ended January 30, 2015, inflation has not had a significant impact on revenues or costs. Most of our contracts are paid in U.S. dollars and our cost to perform on these contracts are generally paid in U.S. dollars and so inflation risk is generally limited to that of the U.S. economy. Approximately 40% of our revenues for fiscal 2015 was derived from cost-reimbursement type contracts, which have limited inflation risk because our contracts generally entail the provision of labor on a reimbursable basis, and, when materials are acquired, they provide for billing to the customer during the period in which the materials were received. Bids for longer-term FFP and T&M contracts typically include sufficient provisions for labor and other cost escalations to cover anticipated cost increases over the period of performance. As a result, if we were to experience significant levels of inflation, our revenues and costs for cost-type contracts would generally both increase commensurate with inflation and operating income as a percentage of total revenues would not be significantly affected. Operating income as a percentage of total revenues would not be significantly affected for longer-term FFP and T&M contracts to the extent that bid contract cost escalations are sufficient to cover heightened inflation levels.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain market risks in the normal course of business. The following information about our market sensitive financial instruments contains forward-looking statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Foreign Currency Risk

Since the substantial majority of our business is conducted in U.S. dollars, a 10% change in foreign currency exchange rates would not have a material impact to our financial condition or results of operations.

Interest Rate Risk

Debt obligations. Our financial risk management objective is to reduce variability in earnings from changes in interest rates, which we may manage through operational means or the use of financial instruments, such as interest rate swaps. We have approximately $500 million of variable rate debt. The fair value of our outstanding long-term debt obligations approximate their carrying value. In connection with the issuance of our variable rate Term Loan Facility, we entered into fixed interest rate swap agreements with the same aggregate notional amount and tenor as the underlying debt, effectively converting our variable rate debt to fixed rate debt in order to mitigate our exposure to fluctuations in interest rates. We expect to evaluate any additional debt that we incur in the future in accordance with our risk management objectives. Accordingly, a hypothetical 50 basis points (bps) change to interest rates would not materially change our results of operations or cash flows. For additional information related to our debt and interest rate swap agreements, see Notes 8 and 9, respectively, of the notes to the consolidated and combined financial statements contained in this Annual Report.

Derivatives. As of January 30, 2015, the fair value of our fixed interest rate swaps was $8 million (liability). Under the swap agreements, we pay a fixed rate of 1.41% and the counterparties to the agreements pay a floating interest rate based on 1-month LIBOR. A hypothetical 50 bps change in the 1-month LIBOR curve would change the fair value of the fixed interest rate swaps up to $7 million (liability or asset). Since the interest rate swaps are accounted for as cash flow hedges, the change in fair value is reported as a component of equity (accumulated other comprehensive income or loss). We do not hold or issue derivative financial instruments for trading or speculative purposes. For additional information related to calculating the fair value of our interest rate swaps, see Note 9 of the consolidated and combined financial statements included in this Annual Report.

Cash equivalents. A 10% unfavorable interest rate movement for interest earned on our cash and cash equivalents would not materially impact the value of the Company’s cash holdings and would have a negligible impact on interest income at current market interest rates.

Inflation Risk

We have generally been able to anticipate increases in costs when pricing our contracts. Bids for longer-term FFP contracts typically include labor and other cost escalations in amounts that historically have been sufficient to cover cost increases over the period of performance.

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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer (our Chief Executive Officer) and principal financial officer (our Chief Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of January 30, 2015, and our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of fiscal 2015 that materially affected, or are likely to materially affect, our internal control over financial reporting.

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

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our internal control over financial reporting as of January 30, 2015 based on the framework established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our management has assessed in its evaluation the effectiveness of our internal control over financial reporting as of January 30, 2015 and has concluded that our internal control over financial reporting as of that date was effective.

Deloitte & Touche LLP, an independent registered public accounting firm, audited our consolidated and combined financial statements included in this Annual Report and our internal control over financial reporting, and the firm’s report on our internal control over financial reporting are set forth below this report.

Although our management, including the Chief Executive Officer and the Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, because of inherent limitations, our management does not expect that our internal controls over financial reporting will prevent or detect all errors and all fraud. Also, projections of any evaluation of effectiveness in such assessment to future periods are subject to the risk that controls may be inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Science Applications International Corporation

McLean, Virginia

We have audited the internal control over financial reporting of Science Applications International Corporation and subsidiaries (the "Company") as of January 30, 2015, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 30, 2015, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended January 30, 2015 of the Company and our report dated March 31, 2015 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

McLean, Virginia

March 31, 2015

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Item 9B. Other Information

No information is required in response to this item.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Part III

Item 10. Directors, Executive Officers, and Corporate Governance

Our executive officers as of March 31, 2015, are listed below, along with their ages on that date, positions and offices held and business experience during at least the past five years. All such persons have been elected to serve until their successors are elected and qualified or until their earlier resignation or removal.

Name of officer	Age	Position(s) with the Company and prior business experience

Kimberly S. Admire	54

Chief Human Resources Officer since August 2014. Previously, Ms. Admire served from 2010 to 2014 as the Vice President of Culture, Diversity, and Equal Opportunity Programs at Lockheed Martin Corporation. Ms. Admire served in several key leadership positions during her 16-year tenure at Lockheed Martin Corporation including Vice President of Human Resources at Lockheed Martin Enterprise Operations and Vice President of Human Resources and Communications at Sandia National Laboratories, a wholly owned subsidiary of Lockheed Martin Corporation.

John R. Hartley	49

Chief Financial Officer since September 2013. Prior to this, Mr. Hartley served as Corporate Controller for former Parent from 2006 to 2013 and held various key leadership positions in the finance organization since 2001. For 12 years prior to joining us, Mr. Hartley was with the accounting firm Deloitte & Touche LLP.

Nazzic S. Keene	54

Sector President, Global Markets and Missions, since September 2013. Ms. Keene served as former Parent’s Senior Vice President for Corporate Strategy and Planning from August 2012 to September 2013. Prior to joining us, Ms. Keene was the Senior Vice President and General Manager for U.S. Enterprise Markets at CGI Group, Inc. from 2004.

Anthony J. Moraco	55

Chief Executive Officer since September 2013. Mr. Moraco previously served as the President for the Government Solutions Group of former Parent from February 2013 to September 2013. Mr. Moraco also held positions as Group President of former Parent’s Intelligence, Surveillance and Reconnaissance organization from March 2012 to February 2013, Executive Vice President for Operations and Performance Excellence from August 2010 to March 2012, and Business Unit General Manager and other positions for the Space and Geospatial Intelligence business unit from February 2006 to August 2010. Prior to joining us in 2006, Mr. Moraco worked for The Boeing Company from 2000 to 2006 where he served as the Deputy General Manager of Mission Systems in the Space and Intelligence Systems organization as well as the Director of Homeland Security Technology Integration.

Mark D. Schultz	55

General Counsel since September 2013. Prior to joining former Parent in June 2013, Mr. Schultz was the Chief Legal and Risk Officer and Corporate Secretary for MWH Global Inc. from 2012 to 2013. Additionally, Mr. Schultz was General Counsel and Corporate Secretary for SRA International, Inc. from 2008 to 2011 and General Counsel for Raytheon Company’s Missile Systems business from 2003 to 2008.

Douglas M. Wagoner	50

Sector President, Services and Solutions since December 2013. Prior to this role, Mr. Wagoner was the Program Manager for former Parent’s separation of SAIC from former Parent. He served as General Manager for the Homeland and Civilian Solutions business unit from 2008 to 2012. Prior to joining SAIC, Mr. Wagoner was the Senior Vice President of Data Systems Analysts, and a Vice President at ChoicePoint.

For additional information required by Item 10 with respect to executive officers and directors, including audit committee and audit committee financial experts, procedures by which stockholders may recommend nominees to the Board of Directors, and compliance with Section 16(a) of the Securities Exchange Act of 1934, see the information set forth under the captions “Proposal 1—Election of Directors,” “Corporate Governance” and “Other Information” in the 2015 Definitive Proxy Statement, which information is incorporated by reference into this Annual Report.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

We have adopted a code of conduct, which describes our standards for protecting SAIC and customer assets, fostering a safe and healthy work environment, dealing fairly with customers and others, conducting international business properly, reporting misconduct and protecting employees from retaliation. This code forms the foundation of our corporate policies and procedures designed to promote ethical behavior in all aspects of our business.

Our directors also are required to comply with the Code of Business Conduct of the Board of Directors, which is intended to describe areas of ethical risk, provide guidance to directors and help foster a culture of honesty and accountability. This code addresses areas of professional conduct relating to service on SAIC's Board of Directors, including conflicts of interest, protection of confidential information, and fair dealing and compliance with all applicable laws and regulations. To obtain copies of the Code of Conduct and Code of Business Conduct of the Board of Directors, visit our website at www.saic.com and click on the links entitled “About” then “Investors” then “Corporate Governance” and then “Code of Conduct.” We intend to post on our website any material changes to or waivers from our code of business ethics. The information on our website is not incorporated by reference into and is not a part of this Annual Report.

Item 11. Executive Compensation

For information required by Item 11 with respect to executive compensation, see the information set forth under the captions “Compensation Discussion and Analysis”, “Executive Compensation” and “Corporate Governance” in the 2015 Definitive Proxy Statement, which information is incorporated by reference into this Annual Report.

For information required by Item 11 with respect to compensation committee interlocks and insider participation, see the information set forth under the caption “Corporate Governance” in the 2015 Definitive Proxy Statement, which information is incorporated by reference into this Annual Report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

For information required by Item 12 with respect to the security ownership of certain beneficial owners and management, see the information set forth under the caption “Other Information” in the 2015 Definitive Proxy Statement, which information is incorporated by reference into this Annual Report.

We currently maintain four shareholder-approved equity compensation plans that issue stock-based awards including the 2013 Equity Incentive Plan, the Stock Compensation Plan, the Management Stock Compensation Plan and the 2013 Employee Stock Purchase Plan. For summaries of these plans, see Note 5 of the notes to the consolidated and combined financial statements contained within this Annual Report. The following table provides the number of shares of our common stock subject to stock options, the weighted-average exercise price of the outstanding stock options and the number of shares remaining for future award grants as of January 30, 2015:

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (3)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	5,053,954	$32.14	4,592,357
Equity compensation plans not approved by security holders	-	$-	-
Total	5,053,954		4,592,357

(1)

This amount includes 2,659,409 stock options outstanding and 2,394,545 shares issuable for other stock-based awards under the 2013 Equity Incentive Plan. This amount does not include shares to be issued pursuant to purchase rights under the 2013 Employee Stock Purchase Plan.

(2)	Does not include shares to be issued for stock-based awards, other than stock options, which will not require any payment upon issuance of those shares.
(3)

Includes 1,893,517 shares of our common stock available for issuance under the 2013 Employee Stock Purchase Plan (ESPP). The maximum number of shares initially available for issuance under the ESPP was 1 million. The ESPP provides for an automatic increase to the share reserve on the first day of each fiscal year beginning on February 1, 2014 in an amount equal to the lesser of (i) 1 million shares, (ii) two percent of the number of shares of our common stock outstanding on the last day of the immediately preceding fiscal year or (iii) a number determined by the Compensation Committee of the Board of Directors. On February 2, 2014

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

the amount available for issuance under the ESPP increased by 973,477. In addition, this includes 2,698,840 shares of our common stock available for issuance under the 2013 Equity Incentive Plan (EIP). The maximum number of shares initially available for issuance under the EIP was 5.7 million, which was increased by 2.8 million per the amended and restated 2013 Equity Incentive Plan, adopted June 4, 2014, amounting to a total authorized for issuance of 8.5 million. We expect that the number of shares actually issued under the EIP will be significantly less than the number of total awards outstanding under the plan because (a) a net option exercise results in a smaller portion of the number of award shares being issued when a participant uses award shares, rather than cash, to pay the exercise price, which historically most participants have elected to do, (b) most participants historically have elected to let the Company retain award shares to pay for taxes due on the exercise of options and all participants are required to use award shares to pay for taxes upon the vesting of restricted stock or restricted stock units, (c) some participants may terminate employment with the Company before the vesting of awards resulting in awards being forfeited and (d) some participants may not exercise stock options before the expiration date for a variety of reasons, including if the exercise price exceeds the then current market price of shares.

Item 13. Certain Relationships and Related Transactions, and Director Independence

For information required by Item 13 with respect to certain relationships and related transactions and the independence of directors and nominees, see the information set forth under the caption “Corporate Governance” in the 2015 Definitive Proxy Statement, which information is incorporated by reference into this Annual Report.

Item 14. Principal Accounting Fees and Services

For information required by Item 14 with respect to principal accounting fees and services, see the information set forth under the caption “Audit Matters” in the 2015 Definitive Proxy Statement, which information is incorporated by reference into this Annual Report.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Documents filed as part of the report

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

2.2

Agreement and Plan of Merger by and among SAIC, Caymus Acquisition Corporation, Scitor Holdings, Inc. and Leonard Green & Partners L.P., solely in its capacity as holder representative, dated March 1, 2015. (Pursuant to Item 601(b)(2) of Regulation S-K, the registrant hereby agrees to supplementally furnish to the Securities and Exchange Commission upon request any omitted schedule or exhibit to the Agreement and Plan of Merger.) Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K as filed with the SEC on March 2, 2015.

3.1	Amended and Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed with the SEC on October 1, 2013.

3.2	Amended and Restated Bylaws. Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K as filed with the SEC on October 1, 2013.

10.1

Amended & Restated Credit Agreement, dated March 17, 2015 by and among the Company (formerly SAIC, Inc.), Citibank N.A. as  agent, and Bank of America, N.A., as a syndication agent, and certain other lenders and parties thereto. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on March 20, 2015.

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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Exhibit Number	Description of Exhibit

10.5*	Keystaff Deferral Plan, effective September 27, 2013. Incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8 as filed with the SEC on September 27, 2013.

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

10.9*

Science Applications International Corporation Amended and Restated 2013 Equity Incentive Plan, effective June 4, 2014. Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A as filed with the SEC on April 24, 2014.

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

10.12*

Form of Restricted Stock Unit Award Agreement of the Science Applications International Corporation 2013 Equity Incentive Plan. Incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K as filed with the SEC on April 9, 2014.

10.13*

Form of Nonstatutory Stock Option Agreement (3 Year Cliff Vesting) of the Science Applications International Corporation 2013 Equity Incentive Plan. Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q as filed with the SEC on December 13, 2013.

10.14*

Form of Nonstatutory Stock Option Agreement of the Science Applications International Corporation 2013 Equity Incentive Plan. Incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K as filed with the SEC on April 9, 2014.

10.15*

Form of Performance Share Award Agreement of the Science Applications International Corporation 2013 Equity Incentive Plan. Incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K as filed with the SEC on April 9, 2014.

10.16*

Memorandum of Understanding executed as of July 17, 2014, between Brian Keenan and Science Applications International Corporation. Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q as filed with the SEC on September 10, 2014.

10.17*	Deferred Compensation Plan, effective January 1, 2015, filed herewith.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Exhibit Number	Description of Exhibit

10.18

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

10.20

Employee Matters Agreement dated September 25, 2013, between the Company (formerly SAIC Gemini, Inc.) and Leidos Holdings, Inc. (formerly SAIC, Inc.). Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on October 1, 2013.

10.21

Master Transitional Contracting Agreement between the Company (formerly SAIC Gemini, Inc.) and Leidos Holdings, Inc. (formerly SAIC, Inc.) dated September 25, 2013. Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q as filed with the SEC on December 13, 2013.

10.22

Administrative Agreement, dated August 21, 2012, between Leidos, Inc. (formerly Science Applications International Corporation) and the United States Army on behalf of the U.S. Government. Incorporated by reference to Exhibit 10.14 of Amendment No. 3 to the Company’s Registration Statement on Form 10 as filed with the SEC on August 20, 2013.

10.23

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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Science Applications International Corporation

By	/s/ John R. Hartley
John R. Hartley Executive Vice President and Chief Financial Officer

Dated: March 31, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Anthony J. Moraco Anthony J. Moraco	Principal Executive Officer and Director	March 31, 2015

/s/ John R. Hartley John R. Hartley	Principal Financial Officer and Principal Accounting Officer	March 31, 2015

/s/ Edward J. Sanderson, Jr. Edward J. Sanderson, Jr.	Chair of the Board	March 31, 2015

/s/ Robert A. Bedingfield Robert A. Bedingfield	Director	March 31, 2015

/s/ Jere A. Drummond Jere A. Drummond	Director	March 31, 2015

/s/ Deborah B. Dunie Deborah B. Dunie	Director	March 31, 2015

/s/ Thomas F. Frist III Thomas F. Frist, III	Director	March 31, 2015

/s/ John J. Hamre John J. Hamre	Director	March 31, 2015

/s/ Timothy J. Mayopoulos Timothy J. Mayopoulos	Director	March 31, 2015

/s/ Donna S. Morea Donna S. Morea	Director	March 31, 2015

/s/ Steven R. Shane Steven R. Shane	Director	March 31, 2015

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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Science Applications International Corporation

McLean, Virginia

We have audited the accompanying consolidated balance sheets of Science Applications International Corporation and subsidiaries (the "Company") as of the fiscal year ended January 30, 2015 and January 31, 2014, and the related consolidated and combined statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three fiscal years in the period ended January 30, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated and combined financial statements present fairly, in all material respects, the financial position of Science Applications International Corporation and subsidiaries as of January 30, 2015 and January 31 2014, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 30, 2015, in conformity with accounting principles generally accepted in the United States of America.

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

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of January 30, 2015, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 31, 2015 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

McLean, Virginia

March 31, 2015

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

CONSOLIDATED AND COMBINED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year Ended
	January 30, 2015	January 31, 2014	January 31, 2013
	(in millions, except per share amounts)
Revenues	$3,835	$4,017	$4,690
Revenues performed by former Parent (Note 4)	50	104	91
Total revenues	3,885	4,121	4,781
Cost of revenues	3,500	3,684	4,282
Cost of revenues performed by former Parent (Note 4)	50	104	91
Total cost of revenues	3,550	3,788	4,373
Selling, general and administrative expenses	95	92	99
Separation transaction and restructuring expenses (Note 1)	-	58	28
Operating income	240	183	281
Interest expense	17	7	-
Income before income taxes	223	176	281
Provision for income taxes (Note 7)	(82)	(63)	(99)
Net income	$141	$113	$182
Other comprehensive loss:
Other comprehensive loss, pre-tax	(5)	(3)	-
Income tax benefit	2	1	-
Total other comprehensive loss, net of tax (Note 10)	(3)	(2)	-
Comprehensive income	$138	$111	$182
Earnings per share (Note 2):
Basic	$3.01	$2.33	$3.74
Diluted	$2.91	$2.27	$3.66

See accompanying notes to consolidated and combined financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	January 30, 2015	January 31, 2014
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$301	$254
Receivables:
Billed and billable receivables	390	473
Unbillable receivables	147	142
Contract retentions	10	9
Allowance for doubtful accounts	(3)	(3)
Receivables, net	544	621
Inventories, net	67	59
Prepaid expenses	21	23
Prepaid income taxes	-	29
Other current assets	10	8
Total current assets	943	994
Goodwill	379	379
Property, plant and equipment, net (Note 3)	59	60
Other assets	17	14
Total assets	$1,398	$1,447

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$315	$337
Accrued payroll and other employee benefits	87	85
Accrued vacation	68	64
Other accrued liabilities	50	50
Long-term debt, current portion (Note 8)	32	13
Current deferred tax liability	25	15
Total current liabilities	577	564
Long-term debt, net of current portion (Note 8)	457	489
Other long-term liabilities	19	17
Commitments and contingencies (Note 13)
Equity:
Common stock, $.0001 par value, 1 billion shares authorized, 46 million shares and 49 million shares issued and outstanding as of January 30, 2015 and January 31, 2014, respectively	-	-
Additional paid-in capital	234	349
Retained earnings	116	30
Accumulated other comprehensive loss (Note 10)	(5)	(2)
Total equity	345	377
Total liabilities and equity	$1,398	$1,447

See accompanying notes to consolidated and combined financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

CONSOLIDATED AND COMBINED STATEMENTS OF EQUITY

	Shares of common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Former parent company investment	Total
	(in millions)
Balance at January 31, 2012	-	$-	$-	$-	$656	$656
Net income	-	-	-	-	182	182
Net transfers to former Parent (Note 4)	-	-	-	-	(242)	(242)
Balance at January 31, 2013	-	-	-	-	596	596
Net income from February 1, 2013 to September 27, 2013	-	-	-	-	69	69
Net transfers to former Parent (Note 4)	-	-	-	-	(59)	(59)
Dividend payment to former Parent (Note 4)	-	-	-	-	(295)	(295)
Contribution from former Parent (Note 4)	-	3	-	-	26	29
Transfer of former Parent company investment at September 27, 2013	-	337	-	-	(337)	-
Change in reserve for uncertain tax position	-	24	-	-	-	24
Issuance of common stock in connection with separation	49	-	-	-	-	-
Issuances of stock other than in connection with the separation	-	1	-	-	-	1
Net income from September 28, 2013 to January 31, 2014	-	-	44	-	-	44
Other comprehensive loss, net of tax	-	-	-	(2)	-	(2)
Cash dividends of $0.56 per share	-	(13)	(14)	-	-	(27)
Stock-based compensation	-	11	-	-	-	11
Repurchases of stock	-	(14)	-	-	-	(14)
Balance at January 31, 2014	49	349	30	(2)	-	377
Net income	-	-	141	-	-	141
Issuances of stock	-	5	-	-	-	5
Other comprehensive loss, net of tax	-	-	-	(3)	-	(3)
Cash dividends of $1.12 per share	-	-	(55)	-	-	(55)
Stock-based compensation	-	28	-	-	-	28
Repurchases of stock	(3)	(144)	-	-	-	(144)
Separation-related tax adjustment (Note 7)	-	(4)	-	-	-	(4)
Balance at January 30, 2015	46	$234	$116	$(5)	$-	$345

See accompanying notes to consolidated and combined financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

	Year Ended
	January 30, 2015	January 31, 2014	January 31, 2013
	(in millions)
Cash flows from operating activities:
Net income	$141	$113	$182
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21	13	13
Deferred income taxes	4	18	13
Stock-based compensation expense	35	33	30
Excess tax benefits from stock-based compensation	(3)	-	-
Increase (decrease) in cash resulting from changes in:
Receivables	77	70	123
Inventory, prepaid expenses and other current assets	16	(2)	(13)
Other assets	-	-	2
Accounts payable and accrued liabilities	(19)	(33)	(82)
Accrued payroll and employee benefits	4	(36)	11
Other long-term liabilities	1	7	1
Total cash flows provided by operating activities	277	183	280
Cash flows from investing activities:
Expenditures for property, plant and equipment	(22)	(16)	(7)
Proceeds from sale of assets	-	-	1
Total cash flows used in investing activities	(22)	(16)	(6)
Cash flows from financing activities:
Dividend payments to stockholders	(52)	(27)	-
Principal payments on borrowings	(13)	(1)	(4)
Issuances of stock	3	1	-
Stock repurchased and retired or withheld for taxes on equity awards	(149)	(13)	-
Excess tax benefits from stock-based compensation	3	-	-
Proceeds from borrowings under term loan facility	-	500	-
Dividend paid to former Parent (Note 4)	-	(295)	-
Net transfers to former Parent (Note 4)	-	(103)	(270)
Capital contribution from former Parent (Note 4)	-	29	-
Deferred financing costs	-	(5)	-
Total cash flows (used in) provided by financing activities	(208)	86	(274)
Total increase in cash and cash equivalents	47	253	-
Cash and cash equivalents at beginning of period	254	1	1
Cash and cash equivalents at end of period	$301	$254	$1

Supplementary cash flow disclosure:
Cash paid for interest	$17	$7	$-
Cash paid for income taxes	$49	$29	$-

Non-cash investing and financing activities:
Net transfers of property, plant, and equipment from (to) former Parent	$-	$22	$(2)
(Decrease) Increase in accrued stock repurchases	$(1)	$1	$-
(Decrease) Increase in accrued plant, property, and equipment	$(4)	$4	$-
Landlord provided tenant improvements	$-	$-	$2

See accompanying notes to consolidated and combined financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Note 1—Summary of Significant Accounting Policies

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

Effective February 1, 2014, the Company reorganized its operational structure by changing the composition of its operating segments to better align with the Company’s customer-oriented strategic growth initiatives. Each of the operating segments is focused on providing the Company’s comprehensive technical and enterprise IT service offerings to its respective customer base. The Company’s operating segments have been aggregated into one reportable segment for financial reporting purposes, as discussed in Note 12.

Separation from former Parent. The Company commenced its operations on September 27, 2013 (the Distribution Date) following completion of a tax-free spin-off transaction from its former parent company, Leidos Holdings, Inc. (formerly SAIC, Inc., collectively with its consolidated subsidiaries, “former Parent”). In the spin-off transaction, former Parent’s technical, engineering and enterprise IT services business was separated into an independent, publicly traded company named Science Applications International Corporation (formerly SAIC Gemini, Inc.).

Principles of Consolidation and Combination and Basis of Presentation

Prior to the separation, the Company’s financial position, results of operations and cash flows consisted of the technical, engineering and enterprise IT services businesses of former Parent, which represented a combined reporting entity. The Company’s combined statements of income and comprehensive income, and cash flows for fiscal 2013 consist entirely of the combined results of the technical, engineering and enterprise IT services businesses of former Parent.

Subsequent to the separation, the Company’s consolidated and combined statements of income and comprehensive income and cash flows for fiscal 2014 consists of both of the combined results of the technical, engineering and enterprise IT services businesses of former Parent through the Distribution Date and the Company’s consolidated results subsequent to the Distribution Date. The Company’s consolidated balance sheet at January 31, 2014 consists of the Company’s consolidated balances. On and prior to September 27, 2013, the consolidated and combined financial statements were prepared from separate records maintained by former Parent and may not necessarily be indicative of the conditions that would have existed or the results of operations of the Company had it been operated as an independent entity.

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

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. Management evaluates these estimates and assumptions on an ongoing basis, including those related to allowances for doubtful accounts, inventories, fair value and impairment of intangible assets and goodwill, income taxes, estimated profitability of long-term contracts, stock-based compensation expense, fair value of financial instruments, contingencies and litigation. Estimates have been prepared by management on the basis of the most current and best available information at the time of estimation and actual results could differ from those estimates.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Reporting Periods

The Company utilizes a 52/53 week fiscal year ending on the Friday closest to January 31, with fiscal quarters typically consisting of 13 weeks. Fiscal 2013 began on February 1, 2012 and ended on January 31, 2013. Fiscal 2014 began on February 1, 2013 and ended on January 31, 2014. Fiscal 2015 began on February 1, 2014 and ended on January 30, 2015.

Revenue Recognition

The Company’s revenues are generated primarily from contracts with the U.S. government, commercial customers, and various international, state and local governments or from subcontracts with other contractors engaged in work with such customers. The Company performs under various types of contracts, which include firm-fixed price (FFP), time and materials (T&M), cost-plus-fixed-fee, cost-plus-award-fee, and cost-plus-incentive-fee contracts.

FFP contracts—Revenues and profits on these contracts that are system integration or engineering in nature are primarily recognized using the percentage-of-completion method of accounting utilizing the cost-to-cost method.

T&M contracts—Revenues are recognized on T&M contracts with the U.S. government using the percentage-of-completion method of accounting utilizing an output measure of progress. Revenues are recognized on T&M contracts with non-U.S. government customers using a proportional performance method. Under both of these methods, revenues are recognized based on the hours provided in performance under the contract multiplied by the negotiated contract billing rates, plus the negotiated contract billing rate of any allowable material and subcontract costs and out-of-pocket expenses.

Cost-plus-fixed-fee contracts—Revenues are recognized on cost-plus-fixed-fee contracts with the U.S. government on the basis of partial performance equal to costs incurred, plus an estimate of applicable fees earned as the Company becomes contractually entitled to reimbursement of costs and the applicable fees.

Cost-plus-award-fee/cost-plus-incentive-fee contracts—Revenues and fees on these contracts with the U.S. government are primarily recognized using the percentage-of-completion method of accounting, most often based on the cost-to-cost method. The Company includes an estimate of the ultimate incentive or award fee to be received on the contract in the estimate of contract revenues for purposes of applying the percentage-of-completion method of accounting.

The Company also uses the efforts-expended method of percentage-of-completion accounting using measures such as labor dollars for measuring progress toward completion in situations in which this approach is more representative of contract progress. For example, the efforts-expended method is utilized when there are significant amounts of materials or hardware procured for the contract and the timing of these purchases is not representative of contract progress. Additionally, the Company utilizes the units-of-delivery method on contracts where separate units of output are produced. Under the units-of-delivery method, revenues are generally recognized when the units are delivered to the customer, provided that all other requirements for revenue recognition have been met.

Revenues from services and maintenance contracts, notwithstanding contract type, are recognized over the term of the respective contracts as the services are performed and revenue is earned. Revenues from the sale of manufactured products are recorded on passage of title and risk of loss to the customer, which is generally on delivery.

The Company evaluates its contracts for multiple elements, and when appropriate, separates the contracts into separate units of accounting for revenue recognition.

The Company provides for anticipated losses on contracts by recording an expense, representing the total expected loss on the contract, during the period in which the losses are determined. Amounts billed and collected but not yet recognized as revenues under certain types of contracts are deferred. Contract costs incurred for U.S. government contracts, including indirect costs, are subject to audit and adjustment through negotiations between the Company and government representatives. Revenues on U.S. government contracts have been recorded in amounts that are expected to be realized on final settlement of indirect contract costs.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Contract claims are unanticipated additional costs incurred but not provided for in the executed contract price that the Company seeks to recover from the customer. Such costs are expensed as incurred. Additional revenue related to contract claims is recognized when the amounts are awarded by the customer. In certain situations, primarily in which the Company is not the primary obligor on certain elements of a contract, the Company recognizes as revenue the net management fee associated with the services and excludes from its income statement the gross sales and costs associated with the facility or other vendors’ products.

Changes in Estimates on Contracts

Changes in estimates of revenues, cost of revenues, or profits related to contracts accounted for using the cost-to-cost percentage-of-completion method of accounting are recognized in operating income in the period in which such changes are made for the inception-to-date effect of the changes. If it is determined that a loss will result from the performance of a contract, the entire amount of the estimable future loss is charged against income in the period the loss is identifiable. Changes in these estimates can routinely occur over the contract performance period for a variety of reasons, including changes in contract scope, changes in contract cost estimates due to unanticipated cost growth or retirements of risk for amounts different than estimated, changes in estimated incentive or award fees and performance being better or worse than previously estimated.

Changes in contract estimates were:

	Year Ended
	January 30, 2015	January 31, 2014	January 31, 2013
	(in millions, except per share amounts)
Favorable adjustments	$23	$22	$22
Unfavorable adjustments	(12)	(26)	(24)
Net favorable (unfavorable) adjustments	11	(4)	(2)
Income tax effect	(4)	1	1
Net favorable (unfavorable) adjustments, after tax	7	(3)	(1)
Basic EPS impact	$0.15	$(0.05)	$(0.03)
Diluted EPS impact	$0.14	$(0.05)	$(0.03)

Stock-based Compensation

The Company issues stock-based awards, including stock options, vesting stock awards and performance share awards, as compensation to employees and directors. These awards are accounted for as equity awards. The Company recognizes stock-based compensation expense net of estimated forfeitures on a straight-line basis over the underlying award’s requisite service period, as measured using the award’s grant date fair value. For performance share awards, the Company reassesses the probability of achieving the performance conditions at each reporting period and adjusts compensation expense based on the expected number of shares the Company expects to ultimately issue. Absent sufficient history as a stand-alone company the Company estimates forfeitures using former Parent’s historical experience.

Separation Transaction and Restructuring Expenses

During fiscal 2014 and fiscal 2013, the Company incurred expenses in connection with the separation transaction. The Company took actions to reduce its real estate footprint by vacating facilities that were not necessary for its future requirements, which resulted in lease termination and facility consolidation expenses. Additionally, the Company obtained strategic advisory, legal and accounting and investment banking services in connection with the separation. The Company also reduced headcount in preparation for the separation, which resulted in severance costs. No separation or restructuring expenses were incurred during fiscal 2015.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Separation transaction and restructuring expenses were:

	Year Ended
	January 30, 2015	January 31, 2014	January 31, 2013
	(in millions)
Lease termination and facility consolidation expense	$-	$20	$-
Strategic advisory services	-	15	17
Legal and accounting services	-	10	5
Investment banking services	-	9	3
Severance costs	-	4	3
Separation transaction and restructuring expense	$-	$58	$28

Income Taxes

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

Cash and Cash Equivalents

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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Receivables

Receivables include both receivables billed to customers and unbilled receivables, which consist of costs and fees billable upon contract completion or the occurrence of a specified event. Substantially all of the Company’s unbilled receivables are expected to be billed and collected within one year and are stated at estimated realizable value. Since the Company’s receivables are primarily with the U.S. government, the Company does not have a material credit risk exposure. Contract retentions are billed when we have negotiated final indirect rates with the U.S. government and, once billed, are subject to audit and approval by government representatives. Consequently, the timing of collection of retention balances is outside the Company’s control. Based on historical experience, the majority of retention balances are expected to be collected beyond one year and write-offs of retention balances have not been significant. Amounts deemed uncollectible are written off on determination of uncollectibility by management, and such balance is removed from billed receivables and allowance for doubtful accounts.

Customer Concentration

The Company’s revenues and receivables are concentrated with its principal customers, which are the various agencies of the U.S. government and customers engaged in work for the U.S. government.

Inventory

Inventory is substantially comprised of finished goods inventory and is valued at the lower of cost or estimated net realizable value. Finished goods inventory consists primarily of purchased finished goods for resale to customers, such as tires and lubricants. The Company evaluates current inventory against historical and planned usage to estimate the appropriate provision for obsolete inventory.

Goodwill and Intangible Assets

Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired and liabilities assumed. Goodwill and indefinite-lived intangible assets are not amortized, but rather are tested for potential impairment annually at the beginning of the fourth quarter, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. There were no acquisitions or impairments during the periods presented.

The goodwill impairment test is a two-step process performed at the reporting unit level. Under the first step, the Company estimates the fair value of each reporting unit on a control basis using a market approach, based on multiples of earnings derived from observable market data of comparable public companies. The estimated fair value of each reporting unit is compared with its respective carrying value including goodwill. If the fair value is less than the carrying value, a second step is performed to calculate the amount of impairment expense, which is equal to the difference between the reporting unit’s carrying amount of goodwill and its implied fair value of goodwill. The implied fair value of the reporting unit’s goodwill is the difference between the fair value of a reporting unit, as calculated in step one, and the reporting unit’s carrying value excluding goodwill.

Intangible assets with finite lives are amortized using the method that best reflects how their economic benefits are utilized or, if a pattern of economic benefits cannot be reliably determined, on a straight-line basis over their estimated useful lives. Intangible assets with finite lives are assessed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Intangible assets were $2 million (net of accumulated amortization of $33 million) and $4 million (net of accumulated amortization of $42 million) for fiscal 2015 and fiscal 2014, respectively. The annual amortization expense related to existing intangible assets subsequent to January 30, 2015 is expected to be $1 million in each of the next two fiscal years.

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

Commitments and Contingencies

Accruals for commitments and loss contingencies are recorded when it is both probable that they will occur and the amounts can be reasonably estimated. In addition, legal fees are accrued for cases where a loss is probable and the related fees can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount of loss. The Company reviews these accruals quarterly and adjusts the accruals to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other updated information.

Derivative Instruments Designated as Cash Flow Hedges

Derivative instruments are recorded on the consolidated balance sheets at fair value. Unrealized gains and losses on derivatives designated as cash flow hedges are reported in other comprehensive (loss) income and reclassified to earnings in a manner that matches the timing of the earnings impact of the hedged transactions. The ineffective portion of all hedges, if any, is recognized immediately in earnings.

The Company’s fixed interest rate swaps are considered over-the-counter derivatives, and fair value is calculated using a standard pricing model for interest rate swaps with contractual terms for maturities, amortization and interest rates. Level 2, or market observable inputs, such as yield and credit curves are used within the standard pricing models in order to determine fair value. The fair value is an estimate of the amount that the Company would pay or receive as of a measurement date if the agreements were transferred to a third party or canceled. See Note 9 for further discussion on the Company’s derivative instruments designated as cash flow hedges.

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

The carrying amounts of cash and cash equivalents, receivables, accounts payable and other amounts included in other current assets and current liabilities that meet the definition of a financial instrument approximate fair value because of the short-term nature of these amounts. The fair value of the Company’s outstanding debt obligations approximates its carrying value. The fair value of long-term debt is calculated using Level 2 inputs, based on interest rates available for debt with terms and maturities similar to the Company’s existing debt arrangements.

Operating Cycle

The Company’s operating cycle for long-term contracts may be greater than one year and is measured by the average time intervening between the inception and the completion of those contracts. Contract-related assets and liabilities are classified as current assets and current liabilities.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Research and Development

The Company conducts research and development activities under customer-funded contracts and with company-funded independent research and development (IR&D) funds. IR&D efforts consist of projects involving basic research, applied research, development, and systems and other concept formulation studies. Company-funded IR&D expense is included in selling, general and administrative expenses and is generally allocated among all contracts and programs in progress under contractual obligations with the U.S. government. Company-funded IR&D expense was $5 million, $4 million and $3 million in fiscal 2015, 2014 and 2013, respectively. Customer-funded research and development activities performed under customer contracts are charged directly to cost of revenues for those particular contracts.

Accounting Standards Updates Issued But Not Yet Adopted

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification (ASC) Section 605, Revenue Recognition and some cost guidance included in ASC Subtopic 605-35, Revenue Recognition – Construction-Type and Production-Type Contracts. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. The ASU will become effective for the Company beginning in the first quarter of fiscal 2018, using one of two retrospective methods of adoption. The Company has not selected a method for adoption nor determined the potential effects on its financial statements.

Other ASUs effective after January 30, 2015 are not expected to have a material effect on the Company’s financial statements.

Note 2—Earnings Per Share (EPS), Share Repurchases and Dividends

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

A reconciliation of the weighted average number of shares outstanding used to compute basic and diluted EPS for the periods presented was:

	Year Ended
	January 30, 2015	January 31, 2014	January 31, 2013
	(in millions)
Basic weighted-average number of shares outstanding	46.9	48.6	48.6
Dilutive common share equivalents - stock options and other stock-based awards	1.6	1.1	1.1
Diluted weighted-average number of shares outstanding	48.5	49.7	49.7

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The following stock-based awards were excluded from the weighted average number of shares outstanding used to compute diluted EPS:

	Year Ended
	January 30, 2015	January 31, 2014	January 31, 2013
	(in millions)
Antidilutive stock options excluded	0.3	1.3	1.9

Share Repurchases

The Company may occasionally repurchase shares in accordance with established repurchase plans. The Company retires its common stock upon repurchase with the excess over par value allocated to additional paid-in capital. The Company has not made any material purchases of common stock other than in connection with established share repurchase plans. The Company may repurchase up to 5 million shares of Company stock under the Company’s current repurchase plan, previously announced in October 2013. As of January 30, 2015, the Company has repurchased approximately 3.5 million shares of common stock under the plan.

Dividends

The Company has declared and paid quarterly dividends of $0.28 per share, starting in the third quarter of fiscal 2014, totaling $1.12 per share during fiscal 2015, and $0.56 per share during fiscal 2014.

On March 25, 2015, the Company’s Board of Directors declared a cash dividend of $0.28 per share of the Company’s common stock payable on April 30, 2015 to stockholders of record on April 15, 2015.

Note 3—Plant, Property and Equipment:

Property, plant, and equipment are carried at cost net of accumulated depreciation and amortization. Purchases of property, plant and equipment as well as costs associated with major renewals and betterments are capitalized. Maintenance, repairs and minor renewals and betterments are expensed as incurred. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the accounts and any resulting gain or loss is recognized. Depreciation and amortization is recognized using the methods and estimated useful lives as follows:

	Depreciation or amortization method	Estimated useful lives (in years)	January 30, 2015	January 31, 2014
			(in millions)
Computer equipment	Straight-line or declining balance	3-10	$65	$65
Capitalized software and software licenses	Straight-line	3-10	48	45
Leasehold improvements	Straight-line	Shorter of lease term or 17	35	40
Office furniture and fixtures	Straight-line or declining balance	2-10	10	15
Buildings and improvements	Straight-line	40	7	7
Property, plant and equipment			165	172
Accumulated depreciation and amortization			(106)	(112)
Property, plant and equipment, net			$59	$60

Depreciation and amortization expense for property, plant, and equipment, net was $19 million, $11 million and $10 million in fiscal 2015, 2014 and 2013, respectively.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Note 4—Transactions with Former Parent:

Allocation of Corporate Expenses

The consolidated and combined statements of income and comprehensive income for fiscal 2014 and fiscal 2013 reflect allocations of general corporate expenses from former Parent including, but not limited to, costs associated with executive management, finance, legal, IT, human resources, employee benefits administration, treasury, risk management, procurement and other shared services. Allocations for general corporate expenses (including management costs and corporate support services provided to the Company) totaled $104 million for fiscal 2014 and $154 million for fiscal 2013.

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

Net Transfers to Former Parent

Former Parent used a centralized approach to cash management and the financing of its operations. Prior to the separation, transactions between the Company and former Parent were considered to be effectively settled for cash at the time the transaction was recorded. The net effect of these transactions is included in the consolidated and combined statement of cash flows as Net transfers to former Parent.

A reconciliation of Net transfers to former Parent in the consolidated and combined statements of equity to the corresponding amount presented on the consolidated and combined statements of cash flows for the periods presented was:

		Year Ended
	January 30, 2015	January 31, 2014	January 31, 2013
		(in millions)
Net transfers to former Parent per consolidated and combined statements of equity	$-	$(59)	$(242)
Stock-based compensation	-	(22)	(30)
Net transfers of property, plant, and equipment to (from) former Parent	-	(22)	2
Total net transfers to former Parent per consolidated and
combined statements of cash flows	$-	$(103)	$(270)

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

Capital Contribution from Former Parent

In connection with the separation, during the third quarter of fiscal 2014 former Parent made a capital contribution to the Company in the amount of $29 million.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

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

Net Transfers of Plant, Property, and Equipment from Former Parent

In connection with the separation, former Parent transferred to the Company certain equipment necessary to operate its internal IT systems.

Note 5—Stock-Based Compensation:

Plan Summaries

During fiscal 2015, certain of the Company’s employees participated in the following four stock-based compensation plans: “2013 Equity Incentive Plan” (EIP), “Management Compensation Plan,”  “Stock Compensation Plan,” and “Employee Stock Purchase Plan” (ESPP) which are herein referred to together as the “Plans.” The Company issues new shares upon the vesting of stock awards or exercise of stock options under these Plans.

The EIP provides the Company’s employees and directors the opportunity to receive various types of stock-based compensation and cash awards. The terms of the stock-based awards granted to employees and directors are the same, except that directors cliff vest within one year of the grant date. As of January 30, 2015, the Company has outstanding stock options, vested and vesting stock awards, performance share awards and cash awards under this plan. Vesting stock awards and stock options granted under the EIP prior to fiscal 2015 generally vest or become exercisable 20%, 20%, 20%, and 40% after one, two, three and four years, respectively. Stock options granted under the EIP in fiscal 2015 generally become exercisable 33%, 33% and 33% after one, two and three years, respectively, while vesting stock awards granted in fiscal 2015 generally vest 25%, 25%, 25% and 25% after one, two, three and four years, respectively. The maximum contractual term for stock options granted under the EIP is ten years, but historically the Company has granted stock options with a seven year contractual term. Vesting may be accelerated for employees meeting retirement eligibility conditions. Stock-based awards generally provide for accelerated vesting if there is a change in control (as defined in the EIP). Vesting stock awards and performance share awards have forfeitable rights to dividends. In June 2014, the EIP was amended and restated to increase the total authorized shares of common stock for issuance under the EIP from 5.7 million to 8.5 million.

The Company grants performance-based stock awards to certain officers and key employees under the EIP. Performance shares are rights to receive shares of the Company’s stock on the satisfaction of service requirements and performance conditions. These awards cliff vest on the third anniversary of the grant date, subject to meeting the minimum service requirements and the achievement of certain annual and cumulative financial metrics of the Company’s performance, with the number of shares ultimately issued, if any, ranging up to 150% of the specified target shares. If performance is below the minimum threshold level of performance, no shares will be issued. For performance share awards granted in fiscal 2015, the annual and cumulative financial metrics of the Company’s performance is based on operating cash flows and operating income, respectively.

The Company has a Management Stock Compensation Plan and a Stock Compensation Plan, together referred to as the “Stock Compensation Plans”. The Board of Directors may at any time amend or terminate the Stock Compensation Plans. The Stock Compensation Plans provide for awards in share units to eligible employees. Benefits from these plans are payable in shares of the Company’s stock that are held in a trust for the purpose of funding benefit payments to the  participants. Compensation expense is generally recognized over the vesting period of four years and vest 100% after four years following the date of the award. The Stock Compensation Plans permit a vesting period up to 7 years after the date of grant. Upon a change in control of the Company (as defined by the Stock Compensation Plans), participant accounts will become fully vested and shares of the stock held in the accounts will be immediately distributed. The Stock Compensation Plans do not provide for a maximum number of shares available for future issuance.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

At separation, all unvested stock awards and all outstanding stock options held by the Company’s employees and directors under former Parent’s plans converted into awards under the Plans. This conversion was designed to maintain the same intrinsic value of the awards immediately before and after the separation. The converted awards have substantially the same terms and conditions as immediately before the separation under former Parent’s plans. Unrecognized compensation expense as of the separation date related to the converted awards will be recognized by the Company over the remaining vesting periods of the awards.

The Company’s ESPP allows eligible employees to purchase shares of the Company’s stock at a discount of up to 15% of the fair market value on the date of purchase. During the three years ended January 30, 2015, the discount was 5% of the fair market value on the date of purchase for purchases made under the Company’s ESPP (or under former Parent’s ESPP prior to the separation), thereby resulting in the ESPP being non-compensatory. As of January 30, 2015, 2 million shares of the Company’s stock are authorized for issuance under the ESPP.

Expense and Related Tax Benefits Recognized

Stock-based compensation expense and related tax benefits recognized under the Plans were:

	Year Ended
	January 30, 2015	January 31, 2014	January 31, 2013
	(in millions)
Stock-based compensation expense:
Stock options	$4	$4	$4
Vesting stock awards and performance shares	31	29	26
Total stock-based compensation expense	$35	$33	$30
Tax benefits recognized from stock-based compensation	$13	$13	$12

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

Stock Options

Stock options are granted with their exercise price equal to the closing market price of the Company’s stock on the last trading day preceding the grant date, except for those stock options outstanding as of September 27, 2013, for which the exercise prices (and number of stock options) were adjusted for the conversion at separation.

Stock option activity for the year ended January 30, 2015 was:

	Shares of stocks under stock options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
	(in millions)		(in years)	(in millions)
Outstanding at January 31, 2014	3.4	$31.92	3.9	$18
Options granted	0.7	38.81
Options forfeited or expired	(0.6)	36.83
Options exercised	(0.8)	33.22
Outstanding at January 30, 2015	2.7	$32.14	4.6	$44
Options exercisable at January 30, 2015	0.6	$31.79	2.9	$11
Vested and expected to vest as of January 30, 2015	2.5	$32.11	4.6	$42

As of January 30, 2015 there was $5 million of unrecognized compensation cost, net of estimated forfeitures, related to stock options, which is expected to be recognized over a weighted average period of 1.4 years.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The following table summarizes activity related to exercises of stock options:

	Year Ended
	January 30, 2015	January 31, 2014	January 31, 2013
	(in millions)
Cash received from exercises of stock options	$-	$-	$-
Stock exchanged at fair value upon exercises of stock options	$2	$1	$-
Tax benefits realized from exercises of stock options	$1	$-	$-
Total intrinsic value of options exercised	$7	$-	$-

The fair value of stock option awards granted prior to the separation under former Parent’s plan were valued using the Black-Scholes option-pricing model based on the following assumptions:

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

The fair value of stock option awards granted subsequent to the separation and during fiscal 2015 under the Company’s plan were valued using the Black-Scholes option-pricing model based on the following assumptions:

Expected Term—The expected term is calculated using the U.S. Security and Exchange Commission’s “simplified method” as the midpoint between the vesting term and contractual term.

Expected Volatility—The expected volatility is based on a leverage-adjusted daily average volatility of the Company’s peer group companies over a period consistent with the expected term. Peer group companies were selected from companies within the Company’s industry that most closely match the Company’s business, including size, capital structure and customer base.

Risk-Free Interest Rate—The risk-free interest rate is based on the yield curve of a zero-coupon U.S. Treasury bond with a maturity equal to the expected term of the stock option on the date of grant.

Dividend Yield—The dividend yield assumed over the expected term of the option is based on the announced dividend as of the grant date and the three month average stock price as of the grant date.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The weighted average grant date fair value and assumptions used to determine the fair value of stock options granted for the periods presented were:

	Year Ended
	January 30, 2015	January 31, 2014	January 31, 2013
		(a)(b)
Weighted average grant date fair value	$5.91	$4.18	$1.81
Expected term (in years)	4.5	5.0	5.0
Expected volatility	24.1%	25.6%	24.5%
Risk-free interest rate	1.5%	0.9%	1.0%
Dividend yield	3.0%	3.8%	3.7%
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

(b)	The weighted average grant date fair values of stock options granted by former Parent prior to the separation date were adjusted for the separation conversion on September 27, 2013.

Vesting Stock Awards

Vesting stock award activity for the year ended January 30, 2015 was:

	Shares of stock under stock awards	Weighted average grant date fair value
	(in millions)
Unvested stock awards at January 31, 2014	3.1	$31.49
Awards granted	0.6	38.16
Awards forfeited	(0.2)	32.29
Awards vested	(0.8)	33.00
Unvested stock awards at January 30, 2015	2.7	$32.58

The grant date fair value of vesting stock awards is based on the closing market price of the Company’s stock on the last trading day preceding the grant date, except for those granted prior to the separation under former Parent’s Plan which were based on the fair value of former Parent’s common stock and adjusted for the separation conversion on September 27, 2013. The weighted average grant date fair value of the vesting stock awards granted for fiscal 2015, fiscal 2014 and fiscal 2013 was $38.16, $30.69 and $13.13, respectively. As of January 30, 2015 there was $36 million of unrecognized compensation cost, net of estimated forfeitures, related to vesting stock awards, which is expected to be recognized over a weighted average period of 1.6 years. The fair value of vesting stock awards that vested in fiscal 2015, fiscal 2014 and fiscal 2013 was $33 million, $18 million and $19 million, respectively.

Performance Share Awards

During fiscal 2015, the Company granted 0.2 million performance share awards at target with a weighted average grant date fair value of $38.77. The actual number of shares to be issued upon vesting range between 0-150% of the target number of shares granted. For those awards outstanding as of January 30, 2015 the Company expects to issue 0.1 million shares of stock in the future based on estimated future achievement of the targeted performance goals. The grant date fair value of performance share awards is based on the closing market price of the Company’s common stock on the last trading day preceding the grant date. As of January 30, 2015 there was $2.6 million of unrecognized compensation cost, net of estimated forfeitures, related to performance share awards, which is expected to be recognized over a weighted average period of 2.0 years.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Note 6—Retirement Plans:

Defined Contribution Plans

The Company sponsors the Science Applications International Corporation Retirement Plan (a defined contribution plan), which is both a 401(k) plan and an employee stock ownership plan, in which most employees are eligible to participate. This plan allows eligible participants to contribute a portion of their income through payroll deductions and the Company may also make discretionary contributions. The Company contributions expensed for defined contribution plans were $34 million, $46 million and $52 million in fiscal 2015, 2014 and 2013, respectively.

Deferred Compensation Plans

The Company has established the Science Applications International Corporation Deferred Compensation Plan (DCP), effective January 1, 2015, providing certain eligible employees and directors an opportunity to defer some or all of their compensation on an unfunded, nonqualified basis. Participant deferrals are fully vested and diversified at the participant’s direction among the investment options offered under the DCP, which options include the Company’s stock. Participant accounts will be credited with a rate of return based on the performance of the investment options selected. Investment allocations into the Company’s stock cannot be subsequently reallocated into other investment options and distributions will be made in shares of the Company’s stock. Distributions from all other investment options will be made in cash. Deferred balances will generally be paid upon retirement based upon the participant’s payout election or termination. The Company may provide discretionary contributions to participants, but no Company contributions have been made.

The Company maintains two deferred compensation plans, the Keystaff Deferral Plan (KDP) and the Key Executive Stock Deferral Plan (KESDP) for the benefit of certain management or highly compensated employees or directors and allows eligible participants to elect to defer all or a portion of their annual bonus, sign-on bonus or certain other bonuses. Directors may also elect to defer their director fees. The Company makes no contributions to the KDP but maintains participant accounts for deferred amounts and interest earned. Interest is accrued based on the Moody’s Seasoned Corporate Bond Rate less 1% (3.17% during fiscal 2015). Deferred balances are generally paid upon termination.  Under the KESDP, eligible participants may elect to defer in share units all or a portion of their bonus awards granted under the 2013 Equity Incentive Plan (see Note 5). The Company makes no contributions to the accounts of KESDP participants. Benefits from the KESDP are payable in shares of the Company’s stock that may be held in a trust for the purpose of funding benefit payments to KESDP participants. Deferred balances will generally be paid upon retirement, based upon the participant’s payout election, or termination. Effective January 1, 2015, the KDP and KESDP were frozen, prohibiting any further deferrals of compensation earned on or after January 1, 2015.

The Company also sponsors a 401(k) Excess Deferral Plan (Excess Plan) for the benefit of certain management or highly compensated employees that allows participants to elect to defer up to 20% of their eligible salary once the participant has met the contribution limit imposed on the Science Applications International Corporation Retirement Plan. The Company makes matching contributions to participants who have received a reduced Company contribution in the Science Applications International Corporation Retirement Plan due to the participant’s deferral of salary into the Excess Plan. Effective January 1, 2015, the Excess Plan was frozen prohibiting any further deferrals or Company contributions on or after January 1, 2015.

Note 7—Income Taxes:

Prior to separation from former Parent, the Company’s operations were included in former Parent’s U.S. federal and state income tax returns and all income taxes were paid by former Parent. For periods prior to separation, income taxes are presented on a separate tax return basis as if the Company filed its own tax returns. Income tax liabilities through the date of separation are assumed to be immediately settled with former Parent against the former Parent company investment account.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Substantially all of the Company’s income before income taxes for the three years ended January 30, 2015 is subject to taxation in the United States. The provision for income taxes for each of the three years ended January 30, 2015 included the following:

	Year Ended
	January 30, 2015	January 31, 2014	January 31, 2013
	(in millions)
Current:
Federal	$66	$40	$73
State	12	5	13
Deferred:
Federal	4	13	11
State	-	5	2
Total	$82	$63	$99

A reconciliation of the provision for income taxes to the amount computed by applying the statutory federal income tax rate to income before income taxes for each of the three years ended January 30, 2015 follows:

	Year Ended
	January 30, 2015	January 31, 2014	January 31, 2013
	(in millions)
Amount computed at the statutory federal income tax rate (35%)	$78	$62	$99
State income taxes, net of federal tax benefit	8	7	9
Research and development credits	(1)	(3)	(4)
Other	(3)	(3)	(5)
Total	$82	$63	$99
Effective income tax rate	36.8%	35.8%	35.2%

The effective income tax rate for fiscal 2015 is higher than fiscal 2014 primarily due to a higher research and development tax credit in fiscal 2014. The lower effective income tax rate for fiscal 2013, when compared to fiscal 2014, was primarily due to a favorable settlement related to a prior year legal reserve.

Deferred income taxes are recorded for differences in the basis of assets and liabilities for financial reporting purposes and tax reporting purposes. Deferred tax assets (liabilities) were comprised of:

	January 30, 2015	January 31, 2014
	(in millions)
Accrued vacation and bonuses	$23	$23
Accrued liabilities	4	-
Deferred compensation	18	15
Vesting stock awards	18	18
Deferred rent and incentives	-	5
Net operating loss carryforward	-	3
Other	3	1
Total deferred tax assets	66	65
Deferred revenue	(49)	(46)
Fixed asset basis differences	(8)	(7)
Purchased intangible assets	(28)	(26)
Total deferred tax liabilities	(85)	(79)
Net deferred tax liabilities	$(19)	$(14)

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Net deferred tax assets (liabilities) were:

	January 30, 2015	January 31, 2014
	(in millions)
Net current deferred tax liabilities	$(25)	$(15)
Net non-current deferred tax assets (a)	6	1
Total net deferred tax liabilities	$(19)	$(14)
(a)	Net non-current deferred tax assets are presented in other assets on the consolidated balance sheets.

During the third quarter of fiscal 2015, in connection with finalizing the fiscal 2014 tax return, the Company adjusted its estimate of the allocation of certain tax deductible expenses between the pre-separation and post-separation time periods for fiscal 2014. This resulted in an adjustment to income taxes payable. As this adjustment was related to pre-separation activity, the offset of the $4 million adjustment was recorded through additional paid-in capital in the consolidated and combined statements of equity.

The Company is not responsible for any tax items on operations before the separation on September 27, 2013.

The changes in the unrecognized tax benefits, excluding accrued interest and penalties, were:

	Year Ended
	January 30, 2015	January 31, 2014	January 31, 2013
	(in millions)
Unrecognized tax benefits at beginning of the year	$-	$5	$5
Additions for tax positions related to prior years	-	-	1
Reductions for tax positions as a result of spin-off	-	(5)	-
Settlements with tax authorities	-	-	(1)
Unrecognized tax benefits at end of the year	$-	$-	$5
Unrecognized tax benefits that, if recognized, would affect the effective income tax rate	$-	$-	$4

In fiscal 2015, the Company does not have any unrecognized tax benefits. In fiscal 2014, the Company’s unrecognized tax benefits decreased due to the separation from former Parent. Tax liabilities prior to the separation are the responsibility of former Parent.

For the periods presented, there was not a significant amount of accrued interest and penalties recognized in the consolidated and combined balance sheets and statements of income and comprehensive income. Tax interest and tax penalties, if any, would be included in income tax expense.

Beginning with fiscal 2014, the Company filed income tax returns in the U.S. and various state jurisdictions, which may be subject to routine compliance reviews by the IRS and other taxing authorities. While the Company believes it has adequate accruals for uncertain tax positions, the tax authorities may determine that the Company owes taxes in excess of recorded accruals or the recorded accruals may be in excess of the final settlement amounts agreed to by tax authorities. The Company’s fiscal year 2014 tax return remains subject to examination by the U.S. Internal Revenue Service.

Note 8—Debt Obligations:

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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Borrowings under the Credit Facilities bear interest at a variable rate of interest based on 1-month LIBOR (or, in the case of borrowings in Euro, EURIBOR) or Citibank’s base rate plus the applicable interest rate margin. The Company’s effective interest rate on borrowings under the Term Loan Facility as of January 30, 2015 was 1.94%. Interest rate margins with respect to borrowings under the Credit Agreement range from 1.50% to 2.75% for LIBOR or EURIBOR loans, and 0.50% to 1.75% for base rate loans. The Company also pays a commitment fee with respect to undrawn amounts under the Revolving Credit Facility ranging from 0.25% to 0.50%. The margin and commitment fees will vary based on the Company’s leverage ratio.

Monthly interest payments began in October 2013 and quarterly principal payments began in October 2014. Borrowings under the Credit Facilities must be repaid in full by September 2018.

The Credit Agreement contains certain restrictive covenants applicable to the Company and its subsidiaries, which include limitations on the ability to merge or consolidate with other entities, property sale and lease-back transactions and dividend and stock repurchases under certain leverage ratios.

The Credit Agreement also includes certain financial covenants, which require the maintenance of a Leverage Ratio (as defined in the Credit Agreement) of not greater than 3.25 to 1.00 and an Interest Coverage Ratio (as defined in the Credit Agreement) of at least 3.50 to 1.00.

The Credit Agreement also contains certain customary events of default, including, among others, defaults based on certain bankruptcy and insolvency events, nonpayment, cross-defaults to other debt, breach of specified covenants, ERISA events, material monetary judgments, change of control events and the material inaccuracy of the Company’s representations and warranties. If an event of default occurs and is continuing under the Credit Facilities, the Credit Agreement provides that the administrative agent shall at the request of the required lenders or may with the consent of the required lenders terminate the commitments thereunder, declare amounts outstanding (including principal and accrued interest and fees) payable immediately, and enforce any and all rights and interests. As of January 30, 2015, the Company was in compliance with the covenants under the Credit Facilities.

On March 17, 2015, the Company amended and restated the Credit Agreement (see Note 15).

Maturities of long-term debt are:

Fiscal Year Ending	Total
(in millions)
2016	$32
2017	44
2018	50
2019	363
2020	-
Total principal payments	$489

Note 9—Derivative Instruments Designated as Cash Flow Hedges:

The Company is party to fixed interest rate swap instruments, designated and accounted for as cash flow hedges, to manage risks associated with interest rate fluctuations on its floating rate debt. The Company’s fixed interest rate swaps aggregate to the same notional amount and tenor as its Term Loan Facility. These instruments are used to hedge the variability in interest payment cash flows caused by changes in the 1-month LIBOR benchmark interest rate on the variable rate Term Loan Facility (see Note 1 for accounting policy). Under the swap agreements, the Company pays a fixed rate of 1.41% and the counterparties to the agreement pay a floating interest rate based on 1-month LIBOR, for which measurement and settlement is performed monthly. The counterparties to these agreements are financial institutions.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

As of January 30, 2015 and January 31, 2014, the fair value of the fixed interest rate swaps was $8 million and $3 million, respectively, which is included in other accrued liabilities. The effective portion of the unrealized change in fair value, net of tax, for fiscal 2015 and fiscal 2014 was a loss of $3 million and $2 million, respectively, which are reported in other comprehensive loss, net of tax. There was no ineffectiveness during fiscal 2015 or fiscal 2014. The amounts discussed above are also referenced in Note 10. The Company estimates that it will reclassify $5 million of unrealized losses from accumulated other comprehensive loss into earnings in the twelve months following January 30, 2015.

Note 10—Changes in Accumulated Other Comprehensive Loss by Component:

The following table presents the changes in accumulated other comprehensive loss attributable to the Company’s fixed interest rate swap cash flow hedges (see Note 9).

	Unrealized Losses on Fixed Interest Rate Swap Cash Flow Hedges
	Pre-Tax Amount (a)	Income Tax (b)	Net Amount
	(in millions)
Balance at January 31, 2014	$3	$(1)	$2
Other comprehensive loss before reclassifications	11	(4)	7
Amounts reclassified from accumulated other comprehensive loss	(6)	2	(4)
Net current-period other comprehensive loss	5	(2)	3
Balance at January 30, 2015	$8	$(3)	$5

Balance at January 31, 2013	$-	$-	$-
Other comprehensive loss before reclassifications	5	(2)	3
Amounts reclassified from accumulated other comprehensive loss	(2)	1	(1)
Net current-period other comprehensive loss	3	(1)	2
Balance at January 31, 2014	$3	$(1)	$2
(a)	The amount reclassified from accumulated other comprehensive loss is included in interest expense.
(b)	The amount reclassified from accumulated other comprehensive loss is included in the provision for income taxes.

Note 11—Operating Leases:

The Company occupies most of its facilities under operating leases. Most of the leases require the Company to pay maintenance and operating expenses such as taxes, insurance, and utilities and also contain renewal options to extend the lease and provisions for periodic rate escalations to reflect inflationary increases. Certain equipment is leased under short-term or cancelable operating leases. Rental expense for facilities and equipment was $41 million, $39 million and $36 million in fiscal 2015, 2014 and 2013, respectively.

Future minimum operating lease commitments at January 30, 2015 are:

Fiscal Year Ending	Operating lease commitments
(in millions)
2016	$27
2017	22
2018	20
2019	18
2020	13
Thereafter	10
Total	$110

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Note 12—Business Segment Information:

The Company defines its operating segments based on the way the chief operating decision maker, currently its chief executive officer, manages the operations of the Company for purposes of allocating resources and assessing performance. The Company’s operating segments are aggregated into one reportable segment because they have similar economic characteristics and meet the other aggregation criteria within the accounting standard on segment reporting, including similarities in the nature of the services provided, methods of service delivery, customers served and the regulatory environment in which they operate.

Substantially all of the Company’s revenues and tangible long-lived assets are generated by or owned by entities located in the United States. As such, financial information by geographic location is not presented.

The Company’s total revenues are largely attributable to prime contracts with the U.S. government or to subcontracts with other contractors engaged in work for the U.S. government.

The percentages of total revenues for the U.S. government, its agencies and other customers, including those comprising more than 10% of total revenues for each of the three years ended January 30, 2015 were:

	Year Ended
	January 30, 2015	January 31, 2014	January 31, 2013
U.S. Army	28%	29%	26%
U.S. Navy	20%	21%	21%
Other DoD	22%	22%	26%
Other federal government	27%	25%	23%
Total U.S. government	97%	97%	96%
Other	3%	3%	4%
Total	100%	100%	100%

Note 13—Legal Proceedings and Commitments and Contingencies:

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

Contingent losses that were unknown at the time of separation and arise from the operation of the Company’s historical business or former Parent’s corporate losses will be shared between the parties to the extent that losses in any such category exceed $50 million in the aggregate. If they arise and exceed the $50 million threshold, the Company will be responsible for 30% of former Parent’s incremental contingent losses on corporate claims (and former Parent will be responsible for 70% of the Company’s incremental losses on claims relating to operations that exceed $50 million).

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

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

The Company has recorded reserves for estimated net amounts to be refunded to customers for potential adjustments for indirect cost audits and compliance with U.S. government CAS for fiscal 2006 through 2015, which include indemnification obligations owing to former Parent upon separation for periods prior to the Distribution Date. As of January 30, 2015, the Company has recorded a total liability of $17 million for estimated net amounts to be refunded to customers for potential adjustments from such audits of contract costs. Any additional amounts which may be determined to be owed for periods prior to the separation will be allocated to former Parent and the Company in proportions determined in accordance with the Distribution Agreement.

Timekeeping Contract with City of New York

In March 2012, in connection with the resolution of certain investigations related to an automated time and attendance and workforce management system (CityTime) that former Parent developed and implemented for certain New York City agencies, former Parent entered into a three year deferred prosecution agreement (DPA) with the U.S. Attorney’s Office for the Southern District of New York. Under the terms of the DPA, the U.S. Attorney’s Office deferred prosecution of a single criminal count against former Parent. The Company understands that, based on public disclosures made by former Parent, it fully satisfied the requirements of the DPA during the agreement’s three-year term, and the DPA expired on March 14, 2015.  As a result, the U.S. Attorney’s Office filed an application with the Court to dispose of the charge that was filed against former Parent. On March 16, 2015, the Court entered an order disposing of the pending charge against former Parent. Although the Company was not subject to the DPA, it previously had complied with applicable compliance provisions of the DPA.  Following expiration of the DPA, the compliance provisions under the DPA also terminated.

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

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Army Brigade Combat Team Modernization Engineering, Manufacturing and Development (BCTM) Program

The BCTM program was terminated for convenience by the Department of Defense (DoD) effective in September 2011. From October 2009 through termination, the Company and its prime contractor performed on this program under an undefinitized change order with a provisional billing rate that allowed the Company to receive a lesser amount of the projected fee than the estimated fee due until completion of contract negotiations. The Company has recognized revenues of approximately $480 million, including estimated fees, from October 2009 through August 2013 under the undefinitized change order. During fiscal 2013, an agreement in principle was reached between the prime contractor and the DoD; however a formal contract modification has not yet been received. The Company had an outstanding receivable of approximately $2 million on this contract as of January 30, 2015.

Letters of Credit and Surety Bonds

The Company has outstanding obligations relating to letters of credit of $7 million as of January 30, 2015, principally related to guarantees on insurance policies. The Company also has outstanding obligations relating to surety bonds in the amount of $11 million, principally related to performance and payment bonds on the Company’s contracts. The letters of credit and surety bonds initially were obtained by former Parent and the Company is required to satisfy these obligations under the terms of the Distribution Agreement.

Note 14—Selected Quarterly Financial Data (Unaudited):

Selected unaudited financial data for each quarter of the prior two fiscal years was:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in millions, except per share amounts)
Fiscal 2015
Total revenues	$977	$952	$1,004	$952
Operating income	59	59	63	59
Net income	34	34	37	36
Basic EPS (1)	$0.71	$0.72	$0.80	$0.78
Diluted EPS (1)	$0.69	$0.70	$0.77	$0.75

Fiscal 2014
Total revenues	$1,139	$1,034	$1,007	$941
Operating income	52	38	37	56
Net income	33	25	22	33
Basic EPS (1)	$0.69	$0.51	$0.45	$0.68
Diluted EPS (1)	$0.67	$0.50	$0.44	$0.66
(1)

For periods prior to the separation, basic EPS was calculated using the number of shares of the Company’s common stock that were distributed to former Parent shareholders upon separation and diluted EPS was calculated using the number of diluted common share equivalents for stock options and other stock-based awards (consistent with the number calculated immediately following separation). See Note 2 for additional information related to the Company’s EPS calculations. For periods prior to the separation EPS amounts may differ from pro forma amounts previously disclosed which were calculated based on an estimated number of weighted average shares outstanding.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Note 15—Subsequent Events

Agreement to Acquire Scitor

On March 1, 2015, the Company entered into a definitive agreement to acquire privately held Scitor Holdings, Inc. (Scitor), a market leading provider of services primarily to the intelligence community, for an all-cash purchase price of $790 million, subject to adjustment. The Company intends to fund the transaction from increased borrowings and cash on hand. The Company has secured a firm financing commitment and expects to put in place permanent financing in the form of a term loan prior to closing. The transaction is expected to close in the second quarter of fiscal 2016, subject to clearance under the Hart-Scott-Rodino Antitrust Improvements Act and other customary closing conditions.

Amended Credit Agreement

On March 17, 2015, the Company entered into an Amended & Restated Credit Agreement (Amended Credit Agreement), in anticipation of the planned acquisition of Scitor. The Amended Credit Agreement, among other things, provides for and permits the Company to incur approximately $670 million of additional secured debt to finance the planned acquisition of Scitor (New Credit Facility).

Upon closing of the New Credit Facility, the existing Credit Facilities will convert from unsecured to secured facilities.  The Amended Credit Agreement requires, until the effectiveness of the New Credit Facility, maintenance of the existing Leverage Ratio (as defined in the Amended Credit Agreement) of not greater than 3.25 to 1.00 and Interest Coverage Ratio (as defined in the Amended Credit Agreement) of at least 3.50 to 1.00.  Upon the closing of the New Credit Facility, the Company will become subject to the maintenance of a Senior Secured Leverage Ratio (as defined in the Amended Credit Agreement) of not greater than 4.00 to 1.00 until July 31, 2016, and not greater than 3.75 to 1.00 thereafter and the Company will become subject to an annual mandatory prepayment as a portion of its Excess Cash Flow (as defined in the Amended Credit Agreement).  There are no changes to the existing maturities of outstanding principal as a result of the amended and restated agreement.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

2.1

Distribution Agreement dated September 25, 2013, between the Company (formerly SAIC Gemini, Inc.) and Leidos Holdings, Inc. (formerly SAIC, Inc.). Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K as filed with the SEC on October 1, 2013.

2.2

Agreement and Plan of Merger by and among SAIC, Caymus Acquisition Corporation, Scitor Holdings, Inc. and Leonard Green & Partners L.P., solely in its capacity as holder representative, dated March 1, 2015. (Pursuant to Item 601(b)(2) of Regulation S-K, the registrant hereby agrees to supplementally furnish to the Securities and Exchange Commission upon request any omitted schedule or exhibit to the Agreement and Plan of Merger.) Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K as filed with the SEC on March 2, 2015.

3.1	Amended and Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed with the SEC on October 1, 2013.

3.2	Amended and Restated Bylaws. Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K as filed with the SEC on October 1, 2013.

10.1

Amended & Restated Credit Agreement, dated March 17, 2015 by and among the Company (formerly SAIC, Inc.), Citibank N.A. as  agent, and Bank of America, N.A., as a syndication agent, and certain other lenders and parties thereto. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on March 20, 2015.

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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.9*

Science Applications International Corporation Amended and Restated 2013 Equity Incentive Plan, effective June 4, 2014. Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A as filed with the SEC on April 24, 2014.

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

10.12*

Form of Restricted Stock Unit Award Agreement of the Science Applications International Corporation 2013 Equity Incentive Plan. Incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K as filed with the SEC on April 9, 2014.

10.13*

Form of Nonstatutory Stock Option Agreement (3 Year Cliff Vesting) of the Science Applications International Corporation 2013 Equity Incentive Plan. Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q as filed with the SEC on December 13, 2013.

10.14*

Form of Nonstatutory Stock Option Agreement of the Science Applications International Corporation 2013 Equity Incentive Plan. Incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K as filed with the SEC on April 9, 2014.

10.15*

Form of Performance Share Award Agreement of the Science Applications International Corporation 2013 Equity Incentive Plan. Incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K as filed with the SEC on April 9, 2014.

10.16*

Memorandum of Understanding executed as of July 17, 2014, between Brian Keenan and Science Applications International Corporation. Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q as filed with the SEC on September 10, 2014.

10.17*	Deferred Compensation Plan, effective January 1, 2015, filed herewith.

10.18

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

10.20

Employee Matters Agreement dated September 25, 2013, between the Company (formerly SAIC Gemini, Inc.) and Leidos Holdings, Inc. (formerly SAIC, Inc.). Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on October 1, 2013.

10.21

Master Transitional Contracting Agreement between the Company (formerly SAIC Gemini, Inc.) and Leidos Holdings, Inc. (formerly SAIC, Inc.) dated September 25, 2013. Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q as filed with the SEC on December 13, 2013.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.22

Administrative Agreement, dated August 21, 2012, between Leidos, Inc. (formerly Science Applications International Corporation) and the United States Army on behalf of the U.S. Government. Incorporated by reference to Exhibit 10.14 of Amendment No. 3 to the Company’s Registration Statement on Form 10 as filed with the SEC on August 20, 2013.

10.23

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