Form 10-Q
period 2015-05-01
Science Applications International Corp
filed 2015-06-09
CIK 1571123

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 1, 2015

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

Yes  ☐    No   ☒

The number of shares issued and outstanding of the registrant’s common stock as of May 22, 2015 was as follows:

46,029,289 shares of common stock ($.0001 par value per share)

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

FORM 10-Q

-i-

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

CONDENSED AND CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended
	May 1, 2015	May 2, 2014
(in millions, except per share amounts)
Revenues	$998	$962
Revenues performed by former Parent (Note 1)	11	15
Total revenues	1,009	977
Cost of revenues	912	881
Cost of revenues performed by former Parent (Note 1)	11	15
Total cost of revenues	923	896
Selling, general and administrative expenses	26	22
Acquisition and integration costs (Note 3)	3	-
Operating income	57	59
Interest expense	4	5
Income before income taxes	53	54
Provision for income taxes (Note 5)	(20)	(20)
Net income	$33	$34
Other comprehensive income, net of tax (Note 8)	2	1
Comprehensive income	$35	$35
Earnings per share (Note 2):
Basic	$0.72	$0.71
Diluted	$0.69	$0.69
Cash dividends declared and paid per share	$0.28	$0.28

See accompanying notes to condensed and consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

CONDENSED AND CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	May 1, 2015	January 30, 2015
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$295	$301
Receivables, net	561	544
Inventory, prepaid expenses and other current assets	95	98
Total current assets	951	943
Goodwill	379	379
Property, plant, and equipment (net of accumulated depreciation of $105 million and $106 million at May 1, 2015 and January 30, 2015, respectively)	55	59
Other assets	15	17
Total assets	$1,400	$1,398

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$374	$365
Accrued payroll and employee benefits	124	155
Long-term debt, current portion	35	32
Other current liabilities	34	25
Total current liabilities	567	577
Long-term debt, net of current portion	447	457
Other long-term liabilities	21	19
Commitments and contingencies (Note 9)
Equity:
Common stock, $.0001 par value, 1 billion shares authorized, 46 million shares issued and outstanding as of May 1, 2015 and January 30, 2015	-	-
Additional paid-in capital	233	234
Retained earnings	135	116
Accumulated other comprehensive loss (Note 8)	(3)	(5)
Total equity	365	345
Total liabilities and equity	$1,400	$1,398

See accompanying notes to condensed and consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

CONDENSED AND CONSOLIDATED STATEMENT OF EQUITY

(UNAUDITED)

	Shares of common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
	(in millions)
Balance at January 30, 2015	46	$234	$116	$(5)	$345
Net income	-	-	33	-	33
Issuances of stock	-	4	-	-	4
Other comprehensive income, net of tax	-	-	-	2	2
Cash dividends of $0.28 per share	-	-	(14)	-	(14)
Stock-based compensation	-	(1)	-	-	(1)
Income tax benefits from stock-based compensation	-	3	-	-	3
Repurchases of stock	-	(7)	-	-	(7)
Balance at May 1, 2015	46	$233	$135	$(3)	$365

See accompanying notes to condensed and consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

CONDENSED AND CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	May 1, 2015	May 2, 2014
	(in millions)
Cash flows from operating activities:
Net income	$33	$34
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5	5
Deferred income taxes	-	1
Stock-based compensation expense	9	9
Excess tax benefits from stock-based compensation	(3)	(1)
Increase (decrease) in cash resulting from changes in:
Receivables	(17)	17
Inventory, prepaid expenses and other current assets	3	17
Other assets	1	1
Accounts payable and accrued liabilities	11	(24)
Income taxes payable	14	-
Accrued payroll and employee benefits	(29)	(25)
Other long-term liabilities	2	-
Total cash flows provided by operating activities	29	34
Cash flows from investing activities:
Expenditures for property, plant and equipment	(1)	(7)
Total cash flows used in investing activities	(1)	(7)
Cash flows from financing activities:
Dividend payments to stockholders	(13)	(13)
Principal payments on borrowings	(7)	-
Issuances of stock	1	1
Stock repurchased and retired or withheld for taxes on equity awards	(17)	(33)
Excess tax benefits from stock-based compensation	3	1
Deferred financing costs	(1)	-
Total cash flows used in financing activities	(34)	(44)
Total decrease in cash and cash equivalents	(6)	(17)
Cash and cash equivalents at beginning of period	301	254
Cash and cash equivalents at end of period	$295	$237

See accompanying notes to condensed and consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1—Summary of Significant Accounting Policies:

Overview

Description of Business. Science Applications International Corporation (collectively, with its consolidated subsidiaries, the “Company”) is a leading provider of technical, engineering and enterprise information technology (IT) services primarily to the U.S. government. The Company provides systems engineering and integration services for large, complex projects and offers a broad range of services with a targeted emphasis on higher-end, differentiated technology services. Each of the Company’s operating segments is focused on providing the Company’s comprehensive technical and enterprise IT service offerings to its respective customer base. The Company’s operating segments have been aggregated into one reporting segment for financial reporting purposes.

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

Agreement to Acquire Scitor Holdings, Inc. On March 1, 2015, the Company entered into a definitive agreement to acquire 100% of privately held Scitor Holdings, Inc. (Scitor), a market leading provider of services primarily to the intelligence community. As discussed in Note 3, subsequent to quarter end on May 4, 2015, the Company completed the transaction, which was funded from increased borrowings and cash on hand.

Principles of Consolidation and Basis of Presentation

The accompanying financial information has been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for interim reporting purposes. References to “financial statements” refer to the condensed and consolidated financial statements of the Company, which include the statements of income and comprehensive income, balance sheets, statement of equity and statements of cash flows. These financial statements were prepared in accordance with U.S. generally accepted accounting principles (GAAP). All intercompany transactions and account balances within the Company have been eliminated. The financial statements are unaudited, but in the opinion of management include all adjustments, which consist of normal recurring adjustments, necessary for a fair presentation thereof. The results reported in these financial statements are not necessarily indicative of results that may be expected for the entire year and should be read in conjunction with the information contained in the Company’s Annual Report on Form 10-K for the year ended January 30, 2015.

Revenues and Cost of Revenues Performed by Former Parent

As a part of former Parent, the Company entered into contracts jointly with former Parent and continues to be a party to contracts jointly performed by former Parent and the Company following the separation. These transactions are recorded at revenue equal to cost to reflect that no additional profit is charged to the customer for work performed by former Parent and are presented separately in the condensed and consolidated statements of income and comprehensive income.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. Management evaluates these estimates and assumptions on an ongoing basis, including those related to allowances for doubtful accounts; inventories; fair value and impairment of intangible assets and goodwill; income taxes; estimated profitability of long-term contracts; stock-based compensation expense; fair value of financial instruments; and contingencies and litigation. Estimates have been prepared by management on the basis of the most current and best available information at the time of estimation and actual results could differ from those estimates.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Changes in estimates of revenues, cost of revenues, or profits related to contracts accounted for using the cost-to-cost percentage-of-completion method of accounting are recognized in operating income in the period in which such changes are made for the inception-to-date effect of the changes. If it is determined that a loss will result from the performance of a contract, the entire amount of the estimable future loss is charged against income in the period the loss is identified. Changes in these estimates can routinely occur over the contract performance period for a variety of reasons, including changes in contract scope; changes in contract cost estimates due to unanticipated cost growth or retirements of risk for amounts different than estimated; changes in estimated incentive or award fees; and performance being better or worse than previously estimated. Aggregate changes in contract estimates increased operating income by $1 million ($0.01 per diluted share) for the three months ended May 1, 2015, and increased operating income by $3 million ($0.04 per diluted share) for the three months ended May 2, 2014.

Reporting Periods

The Company utilizes a 52/53 week fiscal year ending on the Friday closest to January 31, with fiscal quarters typically consisting of 13 weeks. Fiscal 2015 began on February 1, 2014 and ended on January 30, 2015, while fiscal 2016 began on January 31, 2015 and ends on January 29, 2016. The first quarter of fiscal 2015 ended on May 2, 2014, while the first quarter of fiscal 2016 ended on May 1, 2015.

Operating Cycle

The Company’s operating cycle for long-term contracts may be greater than one year and is measured by the average time intervening between the inception and the completion of those contracts. Contract-related assets and liabilities are classified as current assets and current liabilities.

Accounting Standards Updates Issued But Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification (ASC) Section 605, Revenue Recognition and some cost guidance included in ASC Subtopic 605-35, Revenue Recognition – Construction-Type and Production-Type Contracts. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. The ASU was originally scheduled to become effective for the Company beginning in the first quarter of fiscal 2018, using one of two retrospective methods of adoption. In April 2015, the FASB proposed a one-year deferral of the effective date of the ASU to December 15, 2017, with an option to early adopt the standard on the original effective date. Early adoption prior to the original effective date is not permitted. The Company has not selected a method for adoption nor determined the potential effects on its financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30) – Simplifying the Presentation of Debt Issuance Costs. The ASU requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the debt liability rather than as an asset. The ASU will become effective for the Company beginning in the first quarter of fiscal 2017 using the retrospective method of adoption.

Other Accounting Standards Updates effective after May 1, 2015 are not expected to have a material effect on the Company’s financial statements.

Note 2—Earnings Per Share (EPS) and Dividends:

EPS

Basic EPS is computed by dividing net income by the basic weighted-average number of shares outstanding. Diluted EPS is computed similarly to basic EPS, except the weighted-average number of shares outstanding is increased to include the dilutive effect of outstanding stock options and other stock-based awards.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

A reconciliation of the weighted-average number of shares outstanding used to compute basic and diluted EPS was:

	Three Months Ended
	May 1, 2015	May 2, 2014
	(in millions)
Basic weighted-average number of shares outstanding	45.8	48.1
Dilutive common share equivalents - stock options and other stock-based awards	1.8	1.3
Diluted weighted-average number of shares outstanding	47.6	49.4

The following stock-based awards were excluded from the weighted-average number of shares outstanding used to compute diluted EPS:

	Three Months Ended
	May 1, 2015	May 2, 2014
	(in millions)
Antidilutive stock options excluded	0.3	0.7

Quarterly Dividend

The Company declared and paid a quarterly dividend of $0.28 per share of its common stock during the three months ended May 1, 2015. On June 3, 2015, the Company’s Board of Directors declared a quarterly dividend of $0.31 per share of the Company’s common stock payable on July 30, 2015 to stockholders of record on July 15, 2015.

Note 3—Scitor Acquisition:

Subsequent to quarter end, on May 4, 2015 the Company completed the acquisition of Scitor. Pursuant to the Merger Agreement, the initial purchase consideration paid at closing to acquire Scitor was $790 million plus working capital adjustments. The cash consideration paid at closing included the pay-off of approximately $195 million in Scitor indebtedness at closing and $43 million deposited to indemnification escrow accounts pending final determination of the working capital adjustment and to secure the sellers’ indemnification obligations. Any remaining amount in escrow at the end of the indemnification period will be distributed to the sellers. The acquisition consideration and related transaction costs ($30 million) were funded from cash on hand and proceeds from additional debt incurred subsequent to quarter end (see Note 6).

This strategic acquisition enables the Company to gain access to new customers primarily in the intelligence community, and leverage capabilities of the combined company to better serve the Company’s customers. The acquisition increases the Company’s employees by approximately 1,500, many of whom hold security clearances necessary to perform work on classified contracts.

Pro forma financial information has not been included in this Quarterly Report on Form 10-Q as the initial accounting for the acquisition has not yet been completed.

Acquisition-related expenses were $2 million for the three months ended May 1, 2015 and are included in acquisition and integration costs on the condensed and consolidated statements of income and comprehensive income. The Company also incurred $1 million of costs in connection with the integration of Scitor, primarily for strategic consulting services.

Note 4—Stock-Based Compensation:

Stock Options

During the three months ended May 1, 2015, the Company granted certain employees 0.3 million stock options with an exercise price and grant date fair value of $52.11 and $11.77, respectively. These options will expire on the seventh anniversary of the grant date and will vest ratably over a three-year period on the anniversary of the grant date.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Restricted Stock Units (RSUs)

During the three months ended May 1, 2015, the Company granted certain employees 0.4 million RSUs with a weighted-average grant date fair value of $52.11, which will vest ratably over a four-year period on the anniversary of the grant date.

Performance Shares

During the three months ended May 1, 2015, the Company granted to certain employees 0.1 million performance share awards with a grant date fair value of $52.11 per award. These awards will cliff vest on the third anniversary of the grant date, subject to meeting the minimum service requirements and the achievement of certain annual and cumulative financial metrics of the Company’s performance, with the number of shares ultimately issued, if any, ranging up to 150% of the performance share awards granted.

Note 5—Income Taxes:

As of May 1, 2015, the Company has evaluated its tax positions and determined that it does not have a liability for any uncertain tax positions. The tax authorities, however, may determine that the Company owes additional taxes upon review of the Company’s tax filings.

Provision for income taxes as a percentage of income before income taxes was 38.0% and 37.9% for the three months ended May 1, 2015 and May 2, 2014, respectively. Tax rates for the periods presented were lower than the combined federal and state statutory rates due to tax deductibility of dividends paid on shares held by retirement plans and other permanent book versus tax differences such as the manufacturer’s deduction.

Note 6—Debt Obligations:

The Company has a $700 million credit agreement (the Credit Agreement) between the Company, as borrower, and Citibank, N.A. (Citibank), as administrative agent. The Credit Agreement consists of (i) a five-year unsecured revolving credit facility in an initial aggregate borrowing capacity of $200 million (the Revolving Credit Facility) and (ii) a five-year unsecured term facility with an initial aggregate principal amount of $500 million of which $481 million remains outstanding as of May 1, 2015 (the Term Loan Facility and, together with the Revolving Credit Facility, the Credit Facilities). The Term Loan Facility was funded in September 2013. The Revolving Credit Facility capacity is available to the Company but no draws have been made.

Amended and Restated Credit Agreement

On March 17, 2015, the Company amended and restated the Credit Agreement (Amended Credit Agreement) to permit the Company to, and among other things, incur approximately $670 million of additional secured debt (New Credit Facility) to partially finance the acquisition of Scitor. As of May 1, 2015, the Company had not closed on the New Credit Facility and was in compliance with the covenants under the Amended Credit Agreement.

Upon the closing of the New Credit Facility, the Amended Credit Agreement required (i) conversion of the Credit Facilities to secured facilities, (ii) maintenance of a Senior Secured Leverage Ratio (as defined in the Amended Credit Agreement) of not greater than 4.00 to 1.00 until July 31, 2016, and not greater than 3.75 to 1.00 thereafter, and (iii) an annual mandatory prepayment as a portion of the Company’s Excess Cash Flow (as defined in the Amended Credit Agreement). There are no changes to the maturities of outstanding principal of the existing Credit Facilities as a result of the Amended Credit Agreement. The Amended Credit Agreement requires, until the closing of the New Credit Facility, maintenance of the existing Leverage Ratio (as defined in the Amended Credit Agreement) of not greater than 3.25 to 1.00 and Interest Coverage Ratio (as defined in the Amended Credit Agreement) of at least 3.50 to 1.00.

As of May 1, 2015 and January 30, 2015, the carrying value of the Company’s outstanding debt obligations approximated its fair value. The Company’s effective interest rate on borrowings under the Term Loan Facility as of May 1, 2015 was 1.94%. The fair value of long-term debt is calculated using Level 2 inputs, based on interest rates available for debt with terms and maturities similar to the Company’s existing debt arrangements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Second Amended and Restated Credit Agreement

Subsequent to quarter end, on May 4, 2015, the Company amended and restated the Amended Credit Agreement (Second Amended Credit Agreement) and obtained $670 million of additional debt consisting of (i) a $100 million increase to the existing Term Loan Facility (Incremental Term Loan A), which increased the aggregate principal amount under the existing Term Loan Facility to $581 million (Term Loan A Facility), and (ii) a new term loan “B” facility with an initial aggregate principal amount of $570 million (Term Loan B Facility, and together with the Term Loan A and the Revolving Credit Facility, the Amended Credit Facilities). The Amended Credit Facilities are secured by liens on substantially all of the assets of SAIC and its subsidiaries, including Scitor.

Initially funded as Base Rate (as defined in the Second Amended Credit Agreement) loans, the Company subsequently converted, on May 7, 2015, the Incremental Term Loan A and the Term Loan B Facility to the Eurocurrency Rate (as defined in the Second Amended Credit Agreement) indexed to 1-month LIBOR and 3-month LIBOR, respectively. The maturities and interest rate provisions of the Term Loan A Facility and the Revolving Credit Facility remain unchanged under the Second Amended Credit Agreement. The Term Loan B Facility will amortize 1% per year until it matures in May 2022, with quarterly repayments of principal and variable interest payments based on the Eurocurrency Rate, subject to a 0.75% floor, plus a margin of 3.00%, or the Base Rate plus a margin of 2.00%.

The Second Amended Credit Agreement requires the maintenance of a Senior Secured Leverage Ratio (as defined in the Second Amended Credit Agreement) of not greater than 4.00 to 1.00 until July 31, 2016, and not greater than 3.75 to 1.00 thereafter and requires the Company to make an annual prepayment as a portion of its Excess Cash Flow (as defined in the Second Amended Credit Agreement).

Note 7—Derivative Instruments Designated as Cash Flow Hedges:

Derivative instruments are recorded on the condensed and consolidated balance sheets at fair value. Unrealized gains and losses on derivatives designated as cash flow hedges are reported in other comprehensive (loss) income and reclassified to earnings in a manner that matches the timing of the earnings impact of the hedged transactions. The ineffective portion of all hedges, if any, is recognized immediately in earnings.

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

As of May 1, 2015 and January 30, 2015, the fair value of the fixed interest rate swaps was $5 million and $8 million, respectively, which is included in accounts payable and accrued liabilities on the condensed and consolidated balance sheets. The effective portion of the unrealized change in fair value, net of tax, was a gain of $2 million and $1 million for the three months ended May 1, 2015 and May 2, 2014, respectively, both of which were recorded in other comprehensive income, net of tax. There was no ineffectiveness during either period. The amounts discussed above are also referenced in Note 8. The Company estimates that it will reclassify $5 million of unrealized losses from accumulated other comprehensive loss into earnings in the twelve months following May 1, 2015.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

New Interest Rate Swap Agreements

Subsequent to quarter end, the Company executed fixed interest rate swaps with an aggregate notional amount of $350 million and a five year term, during which the Company pays a fixed rate of 1.88% and the swap counterparties pay a floating interest rate based on 3-month LIBOR, subject to a 0.75% floor. Settlement will occur quarterly on the 7th of every February, May, August, and November, commencing August 7, 2015 and ending on May 7, 2020. The Company designated the entire $350 million of the swap’s notional amount to hedge the variability in interest payments on the first $350 million of Term Loan B Facility over the next five years and will account for this as a cash flow hedge.

Note 8—Changes in Accumulated Other Comprehensive Loss by Component:

The following table presents the changes in accumulated other comprehensive loss attributable to the Company’s fixed interest rate swap cash flow hedges discussed in Note 7.

	Unrealized Losses on Fixed Interest Rate Swap Cash Flow Hedges
	Pre-Tax Amount (a)	Income Tax (b)	Net Amount
	(in millions)
Balance at January 30, 2015	$8	$(3)	$5
Other comprehensive income before reclassifications	(1)	-	(1)
Amounts reclassified from accumulated other comprehensive loss	(2)	1	(1)
Net current-period other comprehensive income	(3)	1	(2)
Balance at May 1, 2015	$5	$(2)	$3

Balance at January 31, 2014	$3	$(1)	$2
Other comprehensive income before reclassifications	-	-	-
Amounts reclassified from accumulated other comprehensive loss	(2)	1	(1)
Net current-period other comprehensive income	(2)	1	(1)
Balance at May 2, 2014	$1	$-	$1

(a)	The amount reclassified from accumulated other comprehensive loss was included in interest expense.
(b)	The amount reclassified from accumulated other comprehensive loss was included in the provision for income taxes.

Note 9—Legal Proceedings and Other Commitments and Contingencies:

Legal Proceedings

The Company is involved in various claims and lawsuits arising in the normal conduct of its business, none of which the Company’s management believes, based on current information, is expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In accordance with the MTCA, former Parent agreed to seek the U.S. government’s approval to novate all of the contracts under which the Company is obligated to fulfill the remaining terms. In July 2014, the government signed an agreement authorizing the novation of these contracts from former Parent to the Company and, as of May 1, 2015, the novation process is substantially complete. The MTCA also governs the relationship between former Parent and the Company with regard to the treatment of contracts, proposals, and teaming arrangements where both companies are or will be jointly performing work after separation. Each of former Parent and the Company indemnify the other party for work performed by it under the MTCA.

Government Investigations, Audits and Reviews

The Company is routinely subject to investigations and reviews relating to compliance with various laws and regulations with respect, in particular, to its role as a contractor to federal, state and local government customers and in connection with performing services in countries outside of the United States. U.S. government agencies, including the Defense Contract Audit Agency, the Defense Contract Management Agency and others, routinely audit and review a contractor’s performance on government contracts; indirect rates and pricing practices; and compliance with applicable contracting and procurement laws, regulations and standards. They also review the adequacy of the contractor’s compliance with government standards for its business systems. Adverse findings in these investigations, audits, or reviews can lead to criminal, civil or administrative proceedings, and the Company could face disallowance of previously billed costs, penalties, fines, compensatory damages and suspension or debarment from doing business with governmental agencies.

Adverse findings could also have a material adverse effect on the Company’s business, financial position, results of operations and cash flows due to its reliance on government contracts. Both contractors and the U.S. government agencies conducting these audits and reviews have come under increased scrutiny.

The Company has recorded reserves for estimated net amounts to be refunded to customers for potential adjustments for indirect cost audits and compliance with U.S. government cost accounting standards for fiscal 2006 through 2015, which include indemnification obligations owing to former Parent on separation for periods prior to the Distribution Date. As of May 1, 2015, the Company has recorded a total liability of $20 million for estimated net amounts to be refunded to customers for potential adjustments from such audits of contract costs. Any additional amounts which may be determined to be owed for periods prior to the separation will be allocated to former Parent and the Company in proportions determined in accordance with the Distribution Agreement.

Timekeeping Contract with City of New York

In March 2012, in connection with the resolution of certain investigations related to an automated time and attendance and workforce management system (CityTime) that former Parent developed and implemented for certain New York City agencies, former Parent entered into a three year deferred prosecution agreement (DPA) with the U.S. Attorney’s Office for the Southern District of New York. Under the terms of the DPA, the U.S. Attorney’s Office deferred prosecution of a single criminal count against former Parent. As of March 2015, former Parent fully satisfied the requirements of the DPA, and the DPA expired with the conclusion of the three year term. As a result, the U.S. Attorney’s Office filed an application with the court to dispose of the charge and, on March 16, 2015, the court entered an order disposing of the pending charge against former Parent. Although the Company was not subject to the DPA, it previously had complied with applicable compliance provisions of the DPA. Following expiration of the DPA, the compliance provisions under the DPA also terminated.

In August 2012, former Parent entered into an administrative agreement with the U.S. Army as lead agency on behalf of the U.S. government that confirms former Parent’s continuing eligibility to enter into and perform contracts with the U.S. government. Under the terms of the administrative agreement, former Parent has agreed, among other things, to maintain a contractor responsibility program having the specific elements described in the administrative agreement, including retaining an independent monitor and providing certain reports to the U.S. Army. The administrative agreement will continue in effect for five years, or until August 2017, but former Parent may request earlier termination following completion of three years (any time after the three-year anniversary date of the agreement in August 2015). The Company notified the U.S. Army that it will comply with the obligations set forth in the administrative agreement following the separation. These obligations include retaining an independent monitor and maintaining a similar contractor responsibility program.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Army Brigade Combat Team Modernization Engineering, Manufacturing and Development (BCTM) Program

The BCTM program was terminated for convenience by the Department of Defense (DoD) effective in September 2011. From October 2009 through termination, the Company and its prime contractor performed on this program under an undefinitized change order with a provisional billing rate that allowed the Company to receive a lesser amount of the projected fee than the estimated fee due until completion of contract negotiations. The Company has recognized revenues of approximately $480 million, including estimated fees, from October 2009 through August 2013 under the undefinitized change order. During fiscal 2013, an agreement in principle was reached between the prime contractor and the DoD; however, a formal contract modification has not yet been received. The Company had an outstanding receivable of approximately $2 million on this contract as of May 1, 2015.

Letters of Credit and Surety Bonds

The Company has outstanding obligations relating to letters of credit of $8 million as of May 1, 2015, principally related to guarantees on insurance policies. The Company also has outstanding obligations relating to surety bonds in the amount of $11 million, principally related to performance and payment bonds on the Company’s contracts. The surety bonds initially were obtained by former Parent and the Company is required to satisfy these obligations under the terms of the Distribution Agreement.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations and quantitative and qualitative disclosures about market risk should be read in conjunction with our unaudited condensed and consolidated financial statements and the related notes. It contains forward-looking statements (which may be identified by words such as those described in “Risk Factors—Forward-Looking Statement Risks” in Part I of the most recently filed Annual Report on Form 10-K), including statements regarding our intent, belief, or current expectations with respect to, among other things, trends affecting our financial condition or results of operations (including our financial targets discussed below under “Management of Operating Performance and Reporting” and “Liquidity and Capital Resources”); backlog; our industry; government budgets and spending; the impact of competition; and the impact of the Scitor acquisition. Such statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those in the forward-looking statements as a result of various factors. Factors that could cause or contribute to these differences include any discussed in “Risk Factors” in Part II of this Quarterly Report on Form 10-Q and in Part I of the most recently filed Annual Report on Form 10-K. Due to such uncertainties and risks, you are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date hereof. We do not undertake any obligation to update these factors or to publicly announce the results of any changes to our forward-looking statements due to future results or developments.

References herein to “former Parent” refer to Leidos Holdings, Inc. (formerly SAIC, Inc.) collectively with its consolidated subsidiaries. We use the terms “Company,” “we,” “us” and “our” to refer to Science Applications International Corporation and its consolidated subsidiaries.

The Company utilizes a 52/53 week fiscal year, ending on the Friday closest to January 31, with fiscal quarters typically consisting of 13 weeks. Fiscal 2015 began on February 1, 2014 and ended on January 30, 2015, while fiscal 2016 began on January 31, 2015 and ends on January 29, 2016. The first quarter of fiscal 2015 ended on May 2, 2014, while the first quarter of fiscal 2016 ended on May 1, 2015.

Business Overview

We are a leading provider of technical, engineering and enterprise information technology (IT) services, primarily to the U.S. government. We provide engineering and integration offerings for large, complex government projects and offer a broad range of services with a targeted emphasis on higher-end, differentiated technology services. Our end-to-end enterprise IT offerings span the entire spectrum of our customers’ IT infrastructure.

On March 1, 2015 the Company entered into a definitive agreement to acquire privately held Scitor Holdings, Inc. (Scitor), a market leading provider of services primarily to the intelligence community. The acquisition enables us to gain access to new customers primarily in the intelligence community, and leverage capabilities of the combined company to better serve our customers. On May 4, 2015, the Company completed the acquisition of Scitor, which was funded from increased borrowings and cash on hand. Refer to Notes 3 and 6 of the notes to the condensed and consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding the acquisition of Scitor and related financing.

Economic Opportunities, Challenges, and Risks

In fiscal 2015, we generated greater than 90% of our total revenues from contracts with the U.S. government and greater than 70% of our total revenues from contracts with the Department of Defense (DoD), including subcontracts on which we perform. Our business performance is affected by the overall level of U.S. government spending (especially defense spending) and the alignment of our offerings and capabilities with the budget priorities of the U.S. government. While we believe that national security, including defense, will continue to be a priority, the U.S. government budget deficit and the national debt have created pressure to examine and reduce spending across all federal agencies. Baseline spending for the DoD through government fiscal year 2023 has been reduced, and there may be further changes that negatively impact discretionary spending trends across all government agencies. Adverse changes in fiscal and economic conditions (such as the manner in which spending reductions are implemented (including sequestration), future government shutdowns, and issues related to the nation’s debt ceiling) could materially impact our business.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

The U.S. government has increasingly relied on contracts that are subject to a competitive bidding process (including indefinite delivery/indefinite quantity (IDIQ), U.S. General Services Administration (GSA) schedule and other multi-award contracts) which has resulted in greater competition and increased pricing pressure. We expect that a majority of the business that we seek in the foreseeable future will be awarded through a competitive bidding process. Despite the budget and competitive pressures impacting the industry, we believe we are well positioned to expand customer penetration and benefit from opportunities that we have not previously pursued.

Our scale, size and prime contractor leadership position are expected to help differentiate us from our competitors, especially on large contracts. We believe our long-term, trusted customer relationships and deep technical expertise provide us with the sophistication to handle highly complex mission-critical contracts. Our recent acquisition of Scitor adds differentiated capabilities, primarily in the classified work environment, and provides us access to the intelligence community market. We also believe there is an opportunity to leverage our existing capabilities to provide expanded services to Scitor’s customers. In addition to expanding our addressable market and the focus on competitive differentiation provided by the Scitor acquisition, our current cost structure, as well as our ongoing efforts to reduce costs by strategic sourcing and developing repeatable offerings, is expected to allow us to compete effectively on price in an evolving environment.

Management of Operating Performance and Reporting

We manage our business to achieve our long-term financial targets, which we expect to accomplish on average and over time. These financial targets include low single digit internal revenue growth; operating margin expansion of 10 to 20 basis points annually; and return of capital in excess of operating needs.

Our business and program management process is directed by professional managers focused on satisfying our customers by providing high quality services in achieving contract requirements. They carefully monitor contract margin performance by constantly evaluating contract risks and opportunities. Through each contract’s lifecycle, program managers review performance and update contract performance estimates to reflect their understanding of the best information available. For contracts accounted for under the percentage-of-completion method of revenue recognition, updates to estimates are recognized on inception-to-date activity, during the period of adjustment, resulting in either a favorable or unfavorable impact to operating income.

We evaluate our results of operations through an understanding of the drivers causing changes in revenues, operating income and operating cash flows. Changes in revenues and operating income are generally explained with regards to volume from fluctuations in cost of revenues related to the delivery of our services and, where the impact is significant, individual contracts or programs are described. We also analyze our revenues by type of cost (labor, subcontractor or materials) to better manage and find opportunities to improve operating margin. Changes in operating income performance due to factors other than volume are normally driven by fluctuations in shared or corporate costs and changes in contract estimates. Changes in operating cash flows are described with regards to changes in cash generated through the delivery of services, significant drivers of fluctuations in assets or liabilities and the impacts of changes in timing on the above.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Results of Operations

The primary financial performance measures we use to manage our business and monitor results of operations are revenue, operating income and cash flows from operating activities. The following table summarizes our results of operations:

	Three Months Ended
	May 1, 2015	Percent change	May 2, 2014
	(dollars in millions)
Revenues	$998	4%	$962
Revenues performed by former Parent	11	(27%)	15
Total revenues	1,009	3%	977
Cost of revenues	912	4%	881
Cost of revenues performed by former Parent	11	(27%)	15
Total cost of revenues	923	3%	896
Selling, general, and administrative expenses	26	18%	22
Acquisition and integration costs	3	100%	-
Operating income	57	(3%)	59
As a percentage of revenues	5.7%		6.1%
As a percentage of revenues, excluding acquisition and integration costs (a)	6.0%		6.1%
Net income	$33	(3%)	$34
Cash flows provided by operating activities	$29	(15%)	$34

(a)

Management believes that the presentation of operating income excluding acquisition and integration costs as a percentage of revenue provides useful information in comparing current period to prior year period operating results since these costs are discrete, current year costs related to the acquisition and integration of Scitor.

We classify indirect costs incurred within or allocated to our U.S. government customers as overhead (included in cost of revenues) or general and administrative (G&A) expenses in the same manner as such costs are defined in our Disclosure Statements under Cost Accounting Standards (CAS). Effective in fiscal 2016 we updated our Disclosure Statements with the Defense Contract Management Agency, which resulted in certain costs which had previously been included in overhead to now be included in G&A ($2 million); however, total operating costs were not affected by this change.

Revenues. Revenues increased $36 million, or 4%, for the three months ended May 1, 2015 as compared to the three months ended May 2, 2014. The increase in revenue was primarily driven by increased material volume on supply chain contracts ($37 million) and increased DoD material and subcontract revenues ($12 million). DoD material and subcontract revenues were lower in the prior year period due to delays in awards and funding. These increases were partially offset by net decreases on other programs. As expected, revenues performed by former Parent decreased during the three months ended May 1, 2015 from the comparable prior year period due to the ramp down of pre-separation joint work.

Operating Income. Operating income decreased $2 million from the comparable prior year period to 5.7% of revenues for the three months ended May 1, 2015. The decrease in operating income as a percentage of revenues was primarily driven by costs associated with the acquisition and integration of Scitor ($3 million), and net unfavorable changes in estimates on contracts accounted for under the percentage-of-completion method ($2 million).

Acquisition and integration costs are expected to be approximately $15 million in the first half of fiscal 2016, including the $3 million incurred in the first quarter.

Cash Flows from Operating Activities. Cash flows provided by operating activities were $29 million for the three months ended May 1, 2015, a decrease of $5 million from the comparable prior year period. The current quarter decrease in operating cash over the prior year is primarily due to prior year utilization of prepaid taxes and lower net income in the current quarter.

Other Key Performance Measures

In addition to the primary financial performance measures, we also believe that bookings and backlog are useful measures for management and investors to evaluate our potential future revenues. In addition, we consider measures

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

such as contract types and revenue mix to be useful for management and investors to evaluate our operating income and performance.

Bookings and Backlog. We had net bookings worth an estimated $1.0 billion during the three months ended May 1, 2015. Net bookings represent the estimated amount of revenue to be earned in the future from funded and negotiated unfunded contract awards that were received during the period, net of adjustments to estimates on previously awarded contracts. We do not include in backlog estimates of revenue to be derived from IDIQ contracts, but rather record backlog and bookings when task orders are awarded on these contracts. Given that much of our revenue is derived from IDIQ contract task orders that renew annually, bookings on these contracts tend to refresh annually as the task orders are renewed. Additionally, we do not include in backlog contract awards that are under protest until the protest is resolved in our favor. Bookings and backlog from contracts with government agencies fluctuate from period to period depending on a number of factors which include the government’s initial procurement plans dictating the scope of required services and means of procuring them as well as the eventual timing and value of contract awards; subsequent task order renewals and contract modifications; and potential cancellations of existing work.

We calculate net bookings as the period’s ending backlog plus the period’s revenues less the prior period’s ending backlog. Backlog represents the estimated amount of future revenues to be recognized under negotiated contracts as work is performed. We segregate our backlog into two categories as follows:

•

Funded Backlog. Funded backlog for contracts with government agencies primarily represents estimated amounts of revenue to be earned in the future from contracts for which funding is appropriated less revenues previously recognized on these contracts. It does not include the unfunded portion of contracts where funding is incrementally appropriated or authorized on a quarterly or annual basis by the U.S. government and other customers even though the contract may call for performance over a number of years. Funded backlog for contracts with non-government customers represents the estimated value on contracts, which may cover multiple future years, under which we are obligated to perform, less revenue previously recognized on these contracts.

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

We expect to recognize revenue from a substantial portion of our funded backlog within the next 12 months (from the end of the reporting period). However, while unexpected, the U.S. government can adjust the scope of services of or cancel contracts at any time. Similarly, certain contracts with commercial customers include provisions that allow the customer to cancel prior to contract completion. Most of our contracts have cancellation terms that would permit us to recover all or a portion of our incurred costs and fees for work performed.

The estimated value of our total backlog as of the dates presented was:

	May 1, 2015	January 30, 2015
	(in millions)
Funded backlog	$1,761	$1,659
Negotiated unfunded backlog	4,414	4,513
Total backlog	$6,175	$6,172

Our total backlog at the end of the first quarter has remained consistent from prior year end.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

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

	Three Months Ended
	May 1, 2015	May 2, 2014
Cost reimbursement	36%	38%
Time and materials (T&M)	29%	29%
Firm-fixed price (FFP)	35%	33%
Total	100%	100%

Our portfolio mix has remained relatively consistent year-over year.

Revenue Mix. We generate revenues under our contracts from the efforts of our employees (which we refer to below as labor-related revenues), the efforts of our subcontractors and the materials provided on a contract. Our subcontractor-related revenues and materials-related revenues generally have lower margins than our labor-related revenues. The following table presents changes in labor-related, subcontractor-related and materials related revenues for the periods presented:

	Three Months Ended
	May 1, 2015	Percent change	May 2, 2014
	(dollars in millions)
Labor-related revenues	$451	0%	$452
As a % of total revenues	45%		46%
Subcontractor-related revenues	332	4%	320
As a % of total revenues	33%		33%
Supply chain materials-related revenues	176	26%	140
As a % of total revenues	17%		14%
Other materials-related revenues	50	(23%)	65
As a % of total revenues	5%		7%

Supply chain materials-related revenues increased due to a higher volume of orders placed towards the end of the government fiscal year that were subsequently delivered in fiscal 2016. In addition, in-theater supply chain activity was higher in the first quarter of fiscal 2016 than in the comparable prior year period.

Other materials-related revenues decreased for the three months ended May 1, 2015 compared to the respective prior period primarily due to decreased material buys on DoD programs.

Liquidity and Capital Resources

Our objective is to maintain a target average minimum cash balance of $150 million, while also managing our debt level. We intend to deploy excess capital above this level through dividends, share repurchases, additional debt amortization or strategic acquisitions. In the second quarter of fiscal 2016 we completed the acquisition of Scitor, which will give us access to new customers in the intelligence community. We financed the acquisition with cash on hand and by incurring $670 million of additional secured debt, which included the conversion of our existing Credit Facilities from unsecured loans to secured loans.

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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Borrowings under our Term Loan A Facility, Term Loan B Facility and, if used in the future, our Revolving Credit Facility incur interest at a variable rate. In accordance with our risk management objectives, we hold fixed interest rate swap agreements for the same notional amount and tenor as the existing Term Loan Facility, and have entered into additional fixed rate swap agreements for a substantial portion of the notional amount of the Term Loan B facility. These instruments are used to hedge the variability in interest payment cash flows and are accounted for as cash flow hedges. Under the swap agreements, we pay the fixed rate and the counterparties to the agreement pay a floating interest rate.

Our credit facilities contain customary terms and conditions including financial covenants and covenants restricting the Company's ability to merge or consolidate with another entity or undertake other fundamental changes, enter into property sale and leaseback transactions, and incur liens. The covenants contained in our existing Credit Facilities were modified upon the acquisition of Scitor on the execution of the Second Amended Credit Agreement. The Company’s dividends and share repurchases are limited under certain leverage ratios, and we may be required to make certain mandatory prepayments based on our level of cash flow generation. See Note 6 of the notes to the condensed and consolidated financial statements for a more complete understanding of our existing Credit Facilities and the Amended Credit Facilities.

We anticipate that our future cash needs will be for working capital, capital expenditures, contractual and other commitments and strategic investments. Our ability to fund these needs will depend, in part, on our ability to generate cash in the future, which depends on our future financial results. Our future results are subject to general economic, financial, competitive, legislative and regulatory factors that may be outside of our direct control. Although we believe that the financing arrangements in place will permit us to finance our operations on acceptable terms and conditions for at least the next year, our future access to, and the availability of financing on acceptable terms and conditions will be impacted by many factors, including: our credit rating, capital market liquidity and overall economic conditions. Therefore, we cannot ensure that such financing will be available to us on acceptable terms or that such financing will be available at all. Nevertheless, we believe that our existing cash and cash equivalents, generation of future operating cash flows, and access to bank financing and capital markets will provide adequate resources to fund our short-term liquidity and long-term capital needs.

Historical Cash Flow Trends

The following table summarizes our cash flows:

	Three Months Ended
	May 1, 2015	May 2, 2014
	(in millions)
Total cash flows provided by operating activities	$29	$34
Total cash flows used in investing activities	(1)	(7)
Total cash flows used in financing activities	(34)	(44)
Total decrease in cash and cash equivalents	$(6)	$(17)

Cash Provided by Operating Activities. Refer to “Results of Operations” above for a discussion of the changes in cash provided by operating activities between the three months ended May 1, 2015 and the comparable prior year period.

Cash Used in Investing Activities. Cash used in investing activities for the three months ended May 1, 2015 decreased by $6 million, as compared to the prior year period, primarily due to the prior year investments in facility leasehold improvements and furniture and fixtures related to the renovation of our corporate headquarters.

Cash Used in Financing Activities. Cash flows used in financing activities for the three months ended May 1, 2015 decreased by $10 million, as compared to the prior year period primarily due to the current quarter absence of plan share repurchases under our publically announced repurchase program, which was partially offset by an increase in principal payments on borrowings.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our condensed and consolidated financial statements, which are prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. Management evaluates these estimates and assumptions on an ongoing basis. Our estimates and assumptions have been prepared on the basis of the most current reasonably available information. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

Management believes that our critical accounting policies are those that are both material to the presentation of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments. Typically, the circumstances that make these judgments difficult, subjective and complex have to do with making estimates about the effect of matters that are inherently uncertain. There have been no changes to our existing critical accounting policies during the three months ended May 1, 2015 from those disclosed in our most recently filed Annual Report on Form 10-K.

Recently Issued But Not Yet Adopted Accounting Pronouncements

For information on recently issued but not yet adopted accounting pronouncements, see Note 1 of the notes to the condensed and consolidated financial statements contained within this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our Market Risks from those discussed in our most recently filed Annual Report on Form 10-K.

Item 4. Controls and Procedures

Our management, with the participation of our principal executive officer (our Chief Executive Officer) and principal financial officer (our Chief Financial Officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) and have concluded that as of May 1, 2015 these controls and procedures were operating and effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarterly period covered by this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We have provided information about legal proceedings in which we are involved in our fiscal 2015 Annual Report on Form 10-K, and we have provided an update to this information in Note 9 – Legal Proceedings and Other Commitments and Contingencies of the notes to condensed and consolidated financial statements contained within this Quarterly Report on Form 10-Q.

In addition to the described legal proceedings, we are routinely subject to investigations and reviews relating to compliance with various laws and regulations. Additional information regarding such investigations and reviews is included in our fiscal 2015 Annual Report on Form 10-K, and we have also updated this information in Note 9 – Legal Proceedings and Other Commitments and Contingencies of the notes to condensed and consolidated financial statements contained within this Quarterly Report on Form 10-Q, under the heading “Government Investigations, Audits and Reviews”.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in our most recently filed Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities. We may repurchase shares on the open market in accordance with established repurchase plans. Whether repurchases are made and the timing and amount of repurchases depends on a variety of factors including market conditions, our capital position, internal cash generation, and other factors.

The following table presents repurchases of our common stock during the three months ended May 1, 2015:

Period (1)	Total Number of Shares (or Units) Purchased (2)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (3)
January 31, 2015 - March 6, 2015	23,280	$52.19	-	1,459,153
March 7, 2015 - April 3, 2015	89,641	$52.34	-	1,459,153
April 4, 2015 - May 1, 2015	7,100	$51.98	-	1,459,153
Total	120,021	$52.29	-

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

(3) We may repurchase up to 5 million shares of our common stock under our repurchase program previously announced in October 2013. As of May 1, 2015, we have repurchased approximately 3.5 million shares of common stock under the program.

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

Date: June 9, 2015

Science Applications International Corporation

/s/ John R. Hartley

John R. Hartley Executive Vice President and Chief Financial Officer