Form 10-Q
period 2015-07-31
Science Applications International Corp
filed 2015-09-01
CIK 1571123

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2015

or

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

Yes  ☐    No   ☒

The number of shares issued and outstanding of the registrant’s common stock as of August 21, 2015 was as follows:

46,030,058 shares of common stock ($.0001 par value per share)

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

FORM 10-Q

-i-

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

CONDENSED AND CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended		Six Months Ended
	July 31, 2015	August 1, 2014	July 31, 2015	August 1, 2014
	(in millions, except per share amounts)
Revenues	$1,089	$939	$2,087	$1,901
Revenues performed by former Parent (Note 1)	10	13	21	28
Total revenues	1,099	952	2,108	1,929
Cost of revenues	976	858	1,888	1,739
Cost of revenues performed by former Parent (Note 1)	10	13	21	28
Total cost of revenues	986	871	1,909	1,767
Selling, general and administrative expenses	49	22	75	44
Acquisition and integration costs (Note 3)	12	-	15	-
Operating income	52	59	109	118
Interest expense	13	4	17	9
Income before income taxes	39	55	92	109
Provision for income taxes (Note 6)	(17)	(21)	(37)	(41)
Net income	$22	$34	$55	$68
Other comprehensive (loss) income, net of tax (Note 9)	(1)	-	1	1
Comprehensive income	$21	$34	$56	$69
Earnings per share (Note 2):
Basic	$0.48	$0.72	$1.20	$1.42
Diluted	$0.46	$0.70	$1.15	$1.38
Cash dividends declared and paid per share	$0.31	$0.28	$0.59	$0.56

See accompanying notes to condensed and consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

CONDENSED AND CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	July 31, 2015	January 30, 2015
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$163	$301
Receivables, net	666	544
Inventory, prepaid expenses and other current assets	122	97
Total current assets	951	942
Goodwill	860	379
Intangible assets, net (Note 4)	246	2
Property, plant, and equipment (net of accumulated depreciation of $104 million
and $106 million at July 31, 2015 and January 30, 2015, respectively)	75	59
Other assets	26	13
Total assets	$2,158	$1,395

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$399	$365
Accrued payroll and employee benefits	189	155
Long-term debt, current portion (Note 7)	71	31
Other current liabilities	24	25
Total current liabilities	683	576
Long-term debt, net of current portion (Note 7)	1,053	455
Other long-term liabilities	38	19
Commitments and contingencies (Note 11)
Equity:
Common stock, $.0001 par value, 1 billion shares authorized, 46 million shares issued
and outstanding as of July 31, 2015 and January 30, 2015	-	-
Additional paid-in capital	246	234
Retained earnings	142	116
Accumulated other comprehensive loss (Note 9)	(4)	(5)
Total equity	384	345
Total liabilities and equity	$2,158	$1,395

See accompanying notes to condensed and consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

CONDENSED AND CONSOLIDATED STATEMENT OF EQUITY

(UNAUDITED)

	Shares of common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
	(in millions)
Balance at January 30, 2015	46	$234	$116	$(5)	$345
Net income	-	-	55	-	55
Issuances of stock	-	5	-	-	5
Other comprehensive income, net of tax (Note 9)	-	-	-	1	1
Cash dividends of $0.59 per share	-	-	(29)	-	(29)
Stock-based compensation	-	7	-	-	7
Income tax benefits from stock-based compensation	-	8	-	-	8
Repurchases of stock	-	(8)	-	-	(8)
Balance at July 31, 2015	46	$246	$142	$(4)	$384

See accompanying notes to condensed and consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

CONDENSED AND CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	July 31, 2015	August 1, 2014
	(in millions)
Cash flows from operating activities:
Net income	$55	$68
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24	10
Deferred income taxes	-	1
Stock-based compensation expense	17	18
Excess tax benefits from stock-based compensation	(8)	(2)
Increase (decrease) resulting from changes in operating assets and liabilities net of the effect of the acquisition:
Receivables	(36)	(18)
Inventory, prepaid expenses and other current assets	(3)	27
Other assets	1	-
Accounts payable and accrued liabilities	(2)	(11)
Accrued payroll and employee benefits	1	5
Other long-term liabilities	1	1
Total cash flows provided by operating activities	50	99
Cash flows from investing activities:
Cash paid for acquisition, net of cash acquired	(764)	-
Change in restricted cash	(17)	-
Expenditures for property, plant and equipment	(6)	(10)
Total cash flows used in investing activities	(787)	(10)
Cash flows from financing activities:
Proceeds from borrowings	670	-
Dividend payments to stockholders	(28)	(27)
Principal payments on borrowings	(16)	-
Issuances of stock	2	1
Stock repurchased and retired or withheld for taxes on equity awards	(18)	(72)
Excess tax benefits from stock-based compensation	8	2
Disbursements for obligations assumed from Scitor acquisition	(2)	-
Deferred financing costs	(17)	-
Total cash flows provided by (used in) financing activities	599	(96)
Total decrease in cash and cash equivalents	(138)	(7)
Cash and cash equivalents at beginning of period	301	254
Cash and cash equivalents at end of period	$163	$247

See accompanying notes to condensed and consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1—Business Overview and Summary of Significant Accounting Policies:

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

Acquisition of Scitor Holdings, Inc. On May 4, 2015, the Company acquired 100% of privately held Scitor Holdings, Inc. (Scitor), a leading provider of technical services primarily to the intelligence community. As discussed in Note 3, the Company funded the transaction from increased borrowings and cash on hand.

Separation from Former Parent. The Company commenced its operations on September 27, 2013 (the Distribution Date) following completion of a tax-free spin-off transaction from its former parent company, Leidos Holdings, Inc. (formerly SAIC, Inc., collectively with its consolidated subsidiaries, “former Parent”). In the spin-off transaction, former Parent’s technical, engineering and enterprise IT services business was separated (the “separation”) into an independent, publicly traded company named Science Applications International Corporation (formerly SAIC Gemini, Inc.).

Principles of Consolidation and Basis of Presentation

The accompanying financial information has been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting purposes. References to “financial statements” refer to the condensed and consolidated financial statements of the Company, which include the statements of income and comprehensive income, balance sheets, statement of equity and statements of cash flows. These financial statements were prepared in accordance with U.S. generally accepted accounting principles (GAAP). All intercompany transactions and account balances within the Company have been eliminated. The financial statements are unaudited, but in the opinion of management include all adjustments, which consist of normal recurring adjustments, necessary for a fair presentation thereof. The results reported in these financial statements are not necessarily indicative of results that may be expected for the entire year and should be read in conjunction with the information contained in the Company’s Annual Report on Form 10-K for the year ended January 30, 2015.

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

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. Management evaluates these estimates and assumptions on an ongoing basis, including those related to allowances for doubtful accounts; depreciation and amortization; leases; inventories; income taxes; estimated profitability of long-term contracts; bonus and other incentive compensation; stock-based compensation expense; fair value of financial instruments; accrued liabilities; contingencies and litigation; and the fair value of assets and liabilities recorded in connection with business combinations (goodwill and other intangible assets, asset valuation allowances and impairments, among others). Estimates have been prepared by management on the basis of the most current and best available information at the time of estimation and actual results could differ from those estimates.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Changes in estimates of revenues, cost of revenues or profits related to contracts accounted for using the cost-to-cost percentage-of-completion method of accounting are recognized in operating income in the period in which such changes are made for the inception-to-date effect of the changes. If it is determined that a loss will result from the performance of a contract, the entire amount of the estimable future loss is charged against income in the period the loss is identified. Changes in these estimates can routinely occur over the contract performance period for a variety of reasons, including changes in contract scope, changes in contract cost estimates due to unanticipated cost growth or reassessments of risks impacting costs, changes in estimated incentive or award fees, and performance being better or worse than previously estimated. Aggregate changes in contract estimates increased operating income by $7 million ($0.08 per diluted share) and $8 million ($0.10 per diluted share) for the three and six months ended July 31, 2015, respectively, and increased operating income by $2 million ($0.03 per diluted share) and $5 million ($0.06 per diluted share) for the three and six months ended August 1, 2014, respectively.

Reporting Periods

The Company utilizes a 52/53 week fiscal year ending on the Friday closest to January 31, with fiscal quarters typically consisting of 13 weeks. Fiscal 2015 began on February 1, 2014 and ended on January 30, 2015, while fiscal 2016 began on January 31, 2015 and ends on January 29, 2016. The second quarter of fiscal 2015 ended on August 1, 2014, while the second quarter of fiscal 2016 ended on July 31, 2015.

Cash and Cash Equivalents

Cash equivalents are comprised of cash in banks and highly liquid instruments, primarily consisting of investments in institutional money market funds which invest primarily in short-term debt securities. The Company does not invest in high yield or high risk securities. The cash in bank accounts at times may exceed federally insured limits.

Restricted Cash

Restricted cash consists of cash on deposit in rabbi trusts that are contractually restricted from use in operations, but are subject to future claims of creditors. At July 31, 2015, $11 million of restricted cash was held in rabbi trust accounts restricted to fund future payment obligations through April 2017 assumed in connection with the acquisition of Scitor, of which $5 million is presented in other assets and $6 million in inventory, prepaid expenses and other current assets in the condensed and consolidated balance sheets. In addition, $6 million of restricted cash is held in rabbi trusts to fund obligations in connection with deferred compensation plans, and is included in other assets on the condensed and consolidated balance sheets.

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

The Company’s fixed interest rate swaps are considered over-the-counter derivatives, and fair value is calculated using a standard pricing model for interest rate swaps with contractual terms for maturities, amortization and interest rates. Level 2, or market observable inputs such as yield and credit curves, are used within the standard pricing models in order to determine fair value. The fair value is an estimate of the amount that the Company would pay or receive as of a measurement date if the agreements were transferred to a third party or canceled. See Note 8 for further discussion on the Company’s derivative instruments designated as cash flow hedges.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Accounting Standards Updates

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification (ASC) Section 605, Revenue Recognition and some cost guidance included in ASC Subtopic 605-35, Revenue Recognition – Construction-Type and Production-Type Contracts. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. The ASU was originally scheduled to become effective for the Company beginning in the first quarter of fiscal 2018, using one of two retrospective methods of adoption. In July 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which resulted in a one-year deferral of the effective date of the ASU to December 15, 2017, with an option to early adopt the standard on the original effective date. Early adoption prior to the original effective date is not permitted. The Company has not selected a method for adoption nor determined the potential effects on its financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30) – Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented as a direct deduction from the carrying amount of the related debt liability, consistent with the presentation of debt discounts. Prior to the issuance of ASU 2015-03, debt issuance costs were required to be presented as deferred assets, separate from the related debt liability. ASU 2015-03 does not change the recognition and measurement requirements for debt issuance costs. The Company early adopted ASU 2015-03 as of the end of the second quarter of fiscal 2016, and applied its provisions retrospectively. This resulted in reclassification of $1 million of the current portion of unamortized debt issuance costs related to the Company’s Term Loan Facility from inventory, prepaid expenses and other current assets to the current portion of long-term debt, and $2 million of the non-current portion of unamortized debt issuance costs from other assets to long-term debt, net of current portion, within the condensed and consolidated balance sheets as of January 30, 2015. Other than this reclassification, the adoption of ASU 2015-03 did not have an impact on the Company’s condensed and consolidated financial statements.

Other Accounting Standards Updates effective after July 31, 2015 are not expected to have a material effect on the Company’s financial statements.

Note 2—Earnings Per Share (EPS):

Basic EPS is computed by dividing net income by the basic weighted-average number of shares outstanding. Diluted EPS is computed similarly to basic EPS, except the weighted-average number of shares outstanding is increased to include the dilutive effect of outstanding stock options and other stock-based awards.

A reconciliation of the weighted-average number of shares outstanding used to compute basic and diluted EPS was:

	Three Months Ended		Six Months Ended
	July 31, 2015	August 1, 2014	July 31, 2015	August 1, 2014
	(in millions)
Basic weighted-average number of shares outstanding	46.0	47.5	45.9	47.8
Dilutive common share equivalents - stock options and other stock-based awards	1.6	1.4	1.7	1.4
Diluted weighted-average number of shares outstanding	47.6	48.9	47.6	49.2

The following stock-based awards were excluded from the weighted-average number of shares outstanding used to compute diluted EPS:

	Three Months Ended		Six Months Ended
	July 31, 2015	August 1, 2014	July 31, 2015	August 1, 2014
	(in millions)
Antidilutive stock options excluded	0.3	0.6	0.3	0.7

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 3—Scitor Acquisition:

On May 4, 2015 the Company completed the acquisition of Scitor, a leading global provider of technical services to the U.S. intelligence community and other U.S. government customers. The acquisition was funded from cash on hand and, as discussed in Note 7, proceeds from additional debt incurred during the quarter.

This strategic acquisition enables the Company to gain access to new customers primarily in the intelligence community, and leverage capabilities of the combined company to better serve the Company’s customers. The acquisition increases the Company’s employees by approximately 1,500, many of whom hold security clearances necessary to perform work on classified contracts.

Purchase consideration paid to acquire Scitor was $764 million (net of cash acquired), including $43 million which was deposited to escrow accounts pending final determination of the working capital adjustment and to secure the sellers’ indemnification obligations. Any remaining amount in escrow at the end of the indemnification period will be distributed to the sellers. The working capital adjustment was finalized in August 2015 and $3 million of the amount deposited to escrow was released to the sellers.

The purchase price has been allocated among assets acquired and liabilities assumed at fair value based on information currently available, with the excess purchase price recorded as goodwill. The Company’s allocation of the purchase price is subject to change on receipt of additional information, including, but not limited to, the finalization of intangible asset valuations and the Company’s review of Scitor’s government accounting practices that could potentially result in the recognition of additional liabilities on Scitor’s opening balance sheet and an adjustment to goodwill. The Company expects to have sufficient information available to resolve these items by the first quarter of fiscal 2017. The Company has recorded purchase accounting entries on a preliminary basis as follows:

(in millions)
Cash and cash equivalents	$39
Accounts receivable	86
Deferred income taxes, current	6
Prepaid and other current assets	7
Deferred income taxes, non-current	4
Equipment and leasehold improvements	21
Intangible assets	255
Goodwill	481
Other noncurrent assets	1
Total assets acquired	900

Accounts payable and accrued liabilities	44
Accrued payroll and employee benefits	35
Other noncurrent liabilities	18
Total liabilities assumed	97
Net assets acquired	$803
Amount of tax deductible goodwill	$136

As discussed in Note 6, the Company inherited Scitor’s historical tax basis in deductible goodwill, certain other intangible assets, and net operating loss carryforwards.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The intangible assets included above consist of the following:

	Amount	Weighted-Average Amortization Period
	(in millions)	(in years)
Backlog	$14	1
Trade name	9	2
Customer relationships	232	12
Total intangible assets	$255	11

The backlog intangible asset is comprised solely of funded backlog as of the acquisition date. The customer relationships intangible asset consists of unfunded backlog as of the acquisition date and estimated future renewals. The backlog and customer relationships intangible assets were valued using the excess earnings method (income approach) in which the value is derived from an estimation of the after-tax cash flows specifically attributable to backlog and customer relationships. The analysis included assumptions for projections of revenues and expenses, contributory asset charges, discount rates, and a tax amortization benefit.

The trade name intangible asset was valued using the relief from royalty method (income approach) in which the value is derived by estimation of the after-tax royalty savings attributable to owning the assets. Assumptions in this analysis included projections of revenues, royalty rates representing costs avoided due to ownership of the assets, discount rates, and a tax amortization benefit.

The Company incurred $33 million in acquisition-related costs, including $17 million of deferred financing fees that will be amortized to interest expense using the interest method. Acquisition-related expenses were $8 million and $10 million for the three and six months ended July 31, 2015, and are included in acquisition and integration costs on the condensed and consolidated statements of income and comprehensive income. $1 million of acquisition-related expenses were incurred in the fourth quarter of fiscal 2015. For the three and six months ended July 31, 2015, the Company also incurred $4 million and $5 million, respectively, of costs in connection with the integration of Scitor, primarily for strategic consulting services, vacant space reserves, severance costs, and other integration-related costs.

The amount of Scitor’s revenue included in the condensed and consolidated statements of income and comprehensive income for the three and six months ended July 31, 2015 was $147 million and the amount of net income included in the condensed and consolidated statements of income and comprehensive income for the three and six months ended July 31, 2015 was $2 million.

The following unaudited pro forma financial information presents the combined results of operations for Scitor and the Company for the three and six months ended July 31, 2015 and August 1, 2014, respectively:

	Three Months Ended		Six Months Ended
	July 31, 2015	August 1, 2014	July 31, 2015	August 1, 2014
	(in millions, except per share amounts)
Total revenues	$1,099	$1,108	$2,256	$2,237
Net income	$32	$23	$68	$52
Earnings per share:
Basic	$0.70	$0.48	$1.48	$1.09
Diluted	$0.67	$0.47	$1.43	$1.06

The unaudited pro forma combined financial information presented above has been prepared from historical financial statements that have been adjusted to give effect to the acquisition of Scitor as though it had occurred on February 1, 2014. They include adjustments for intangible asset amortization; interest expense and debt issuance costs on long-term debt; acquisition, integration, and other transaction costs; and the elimination of intercompany revenue and costs.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 4—Goodwill and Intangible Assets:

Goodwill

Goodwill had a carrying value of $860 million and $379 million as of July 31, 2015 and January 30, 2015, respectively. Goodwill increased by $481 million during the three months ended July 31, 2015 due to the acquisition of Scitor. There were no impairments of goodwill during the periods presented.

Intangible Assets

Intangible assets, all of which were finite-lived, consisted of the following:

	July 31, 2015			January 30, 2015
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
	(in millions)
Intangible assets:
Customer relationships	$242	$(13)	$229	$10	$(8)	$2
Trade name	9	(1)	8	-	-	-
Backlog	14	(5)	9	-	-	-
Software technology	25	(25)	-	25	(25)	-
Total intangible assets	$290	$(44)	$246	$35	$(33)	$2

Amortization expense related to intangible assets was $11 million and $11 million for the three and six months ended July 31, 2015, respectively, and zero and $1 million for the three and six months ended August 1, 2014, respectively. There were no intangible asset impairment losses during the periods presented.

The estimated annual amortization expense related to intangible assets as of July 31, 2015 was as follows:

Fiscal Year Ending	Total
(in millions)
Remainder of 2016	$22
2017	26
2018	20
2019	20
2020	20
2021 and thereafter	138
Total	$246

Actual amortization expense in future periods could differ from these estimates as a result of future acquisitions, divestitures, impairments and other factors.

Note 5—Stock-Based Compensation:

Stock Options

During the six months ended July 31, 2015, the Company granted certain employees 0.3 million stock options with a weighted-average exercise price and weighted-average grant date fair value of $52.18 and $11.76, respectively. These options will expire on the seventh anniversary of the grant date and will vest ratably on each anniversary of the grant date over a three-year period.

Restricted Stock Units (RSUs)

During the six months ended July 31, 2015, the Company granted certain employees 0.5 million RSUs with a weighted-average grant date fair value of $51.98, which will vest ratably on each anniversary of the grant date over a four-year period.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Performance Shares

During the six months ended July 31, 2015, the Company granted to certain employees 0.1 million performance share awards with a grant date fair value of $52.11 per award. These awards will cliff vest on the third anniversary of the grant date, subject to meeting the minimum service requirements and the achievement of certain annual and cumulative financial metrics of the Company’s performance, with the number of shares ultimately issued, if any, ranging up to 150% of the performance share awards granted.

Note 6—Income Taxes:

As of July 31, 2015, the Company has evaluated its tax positions and determined that it does not have a liability for any uncertain tax positions. The tax authorities, however, may determine that the Company owes additional taxes upon review of the Company’s tax filings.

Provision for income taxes as a percentage of income before income taxes was 43.4% and 40.3% for the three and six months ended July 31, 2015, respectively, and 37.3% and 37.6% for the three and six months ended August 1, 2014, respectively. Tax rates for the three and six months ended July 31, 2015 were higher than for the three and six months ended August 1, 2014 primarily due to non-deductible transaction costs to acquire Scitor and lower permanent tax benefits for fiscal 2016. Tax rates for the period ended July 31, 2015 were higher than the combined federal and state statutory rates due to non-deductible transaction costs to acquire Scitor and lower permanent book versus tax differences, such as the manufacturer’s deduction. The Company had $14 million in prepaid taxes as of July 31, 2015 that are included in inventory, prepaid expenses and other current assets on the condensed and consolidated balance sheet. There were no prepaid taxes as of January 30, 2015.

On May 4, 2015, the Company acquired all of Scitor’s stock in a transaction taxable to the selling shareholders. The Company inherited Scitor’s historical tax basis in deductible goodwill, certain other intangible assets, and operating loss carryforwards. The tax deductible goodwill is $136 million and the tax deductible identified intangible assets are $163 million. The Company inherited a federal and state net operating loss of $89 million subject to Internal Revenue Service Section 382 limitations. The Company expects to utilize these losses over the next 7-8 years.

Note 7—Debt Obligations:

The Company’s long-term debt as of the periods presented was as follows:

	July 31, 2015					January 30, 2015
	Stated interest rate	Effective interest rate	Principal	Unamortized Debt Issuance Costs	Net	Principal	Unamortized Debt Issuance Costs	Net
			(in millions)
Term loan A facility due September 2018	2.94%	3.11%	$574	$(3)	$571	$489	$(3)	$486
Term loan B facility due May 2022	3.75%	4.26%	569	(16)	553	-	-	-
Total long-term debt			$1,143	$(19)	$1,124	$489	$(3)	$486
Less current portion			75	(4)	71	32	(1)	31
Total long-term debt, net of current portion			$1,068	$(15)	$1,053	$457	$(2)	$455

As of July 31, 2015, the Company has a $1.3 billion credit facility (the Credit Facility) between the Company, as borrower, and Citibank, N.A. (Citibank), as administrative agent, which consists of a $200 million secured revolving credit facility (the Revolving Credit Facility), a $574 million secured term facility (Term Loan A Facility), and a $569 million secured term facility (Term Loan B Facility) (together, the Term Loan Facilities). The Revolving Credit Facility capacity is available to the Company through September 2018, but no draws have been made. Borrowings under the Revolving Credit Facility must be repaid in full by September 2018.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Term Loan A Facility was funded in September 2013 in an initial aggregate principal amount of $500 million (Initial Term Loan A Facility). In order to fund the Scitor acquisition and related transaction costs, on May 4, 2015, through an amendment to the Credit Facility (Second Amended Credit Agreement), the Term Loan A Facility principal amount was increased by $100 million (Incremental Term Loan A); the Term Loan B Facility was funded with an initial aggregate principal amount of $570 million; and the prior existing Term Loan A and Revolving Credit Facility were converted from unsecured to secured facilities. Any obligations under the Credit Facility are secured by liens on substantially all of the assets of the Company and its subsidiaries.

Borrowings under the Credit Facilities bear a variable rate of interest based on Eurocurrency Rate or Base Rate, plus applicable margin. The applicable margin with respect to Term Loan A Facility and borrowings under the Revolving Credit Facility range from 1.50% to 2.75% for Eurocurrency Rate loans, and 0.50% to 1.75% for base rate loans. Interest rate margins for the Term Loan B Facility are 3.00%, subject to a 0.75% floor for Eurocurrency Rate loans or 2.00% for Base Rate loans. The Company also pays a commitment fee with respect to undrawn amounts under the Revolving Credit Facility ranging from 0.25% to 0.50%. Except for the Term Loan B Facility, the applicable margin and commitment fees will vary based on the Company’s leverage ratio.

Interest payments under the terms of the Second Amended Credit Agreement are due based on the type of loan selected. Interest in respect of Base Rate loans will be payable quarterly in arrears on the last day of each calendar quarter. Interest in respect of Eurocurrency Rate loans will be payable in arrears on the last day of the applicable interest period and every three months in the case of interest periods in excess of three months.

Initially funded as Base Rate loans, on May 7, 2015 the Company converted the Incremental Term Loan A and the Term Loan B Facility to the Eurocurrency Rate indexed to 1-month LIBOR and 3-month LIBOR, respectively. The interest period for Incremental Term Loan A is aligned with the Initial Term Loan A Facility, such that interest is due on the last business day of every month. Interest on the Term Loan B Facility is paid quarterly on the 7th of every August, November, February, and May.

The Term Loan A Facility principal will be repaid quarterly on the last business day of each July, October, January, and April, commencing on July 31, 2015 in an amount equal to a percentage of the Term Loan A Facility aggregate principal amount outstanding as of May 4, 2015 (1.299% for July 31, 2015; 1.948% for October 31, 2015 to July 31, 2016; and 2.597% for October 31, 2016 until the Term Loan A Facility matures). Prior to the Second Amended Credit Agreement, the Company repaid principal on the Initial Term Loan Facility in quarterly installments of $6 million commencing October 2014 through April 2015. The Term Loan B Facility principal will amortize quarterly in an amount equal to 0.25% of the initial aggregate principal amount of Term Loan B Facility plus accrued interest on the amount of principal repaid, which is payable beginning on July 31, 2015, and on each October 31, January 31, April 30, and July 31 occurring thereafter until it matures.

The Credit Facility requires the maintenance of a Senior Secured Leverage Ratio (as defined in the Second Amended Credit Agreement) of not greater than 4.00 to 1.00 until July 31, 2016, and not greater than 3.75 to 1.00 thereafter, and requires the Company to make an annual prepayment as a portion of its Excess Cash Flow (as defined in the Second Amended Credit Agreement). As of July 31, 2015, the current portion of long-term debt includes estimated mandatory prepayments for Excess Cash Flow of $26 million due in the first quarter of fiscal 2017.

The Credit Facility contains certain restrictive covenants applicable to the Company and its subsidiaries, which include limitations on the ability to merge or consolidate with other entities, property sale and lease-back transactions and dividend and stock repurchases under certain leverage ratios. The Credit Facility also contains certain customary events of default, including, among others, defaults based on certain bankruptcy and insolvency events, nonpayment, cross-defaults to other debt, breach of specified covenants, ERISA events, material monetary judgments, change of control events and the material inaccuracy of the Company’s representations and warranties. If an event of default occurs and is continuing under the Credit Facility, the administrative agent shall at the request of the required lenders or may with the consent of the required lenders terminate the commitments thereunder, declare amounts outstanding (including principal and accrued interest and fees) payable immediately, and enforce any and all rights and interests. As of July 31, 2015 the Company was in compliance with the covenants under its Credit Facility.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Maturities of long-term debt as of July 31, 2015 are:

Fiscal Year Ending	Total (1)
(in millions)
Remainder of fiscal 2016	$24
2017	61
2018	66
2019	443
2020	6
2021 and thereafter	543
Total principal payments	$1,143
(1)	Amounts exclude the effect from estimated mandatory prepayments for Excess Cash Flow.

As of July 31, 2015 and January 30, 2015, the carrying value of the Company’s outstanding debt obligations approximated its fair value. The fair value of long-term debt is calculated using Level 2 inputs, based on interest rates available for debt with terms and maturities similar to the Company’s Term Loan Facilities.

Note 8—Derivative Instruments Designated as Cash Flow Hedges:

The Company’s derivative instruments designated as cash flow hedges consist of:

					Liability Fair Value (1) at
	Notional Amount at July 31, 2015	Pay Fixed Rate	Receive Variable Rate	Settlement and Termination	July 31, 2015	January 30, 2015
	(in millions)				(in millions)
Term Loan A Interest Rate Swaps	$475	1.41%	1-month LIBOR	Monthly through September 26, 2018	$5	$8
Term Loan B Interest Rate Swaps	350	1.88%	3-month LIBOR (2)	Quarterly through May 7, 2020	2	-
Total	$825				$7	$8

(1)  The fair value of the fixed interest rate swaps liability is included in accounts payable and accrued liabilities on the condensed and consolidated balance sheets.

(2)  Subject to a 0.75% floor.

The Company is party to fixed interest rate swap instruments that are designated and accounted for as cash flow hedges to manage risks associated with interest rate fluctuations on a portion of the Company’s floating rate debt. In September 2013, the Company entered into fixed interest rate swaps that aggregate to the same notional amount and tenor as the Initial Term Loan A Facility to hedge the variability in interest payment cash flows. The Company did not hedge the Incremental Term Loan A draw of $100 million. Effective on May 7, 2015, the Company entered into fixed interest rate swaps to hedge the variability in interest payments on the first $350 million of Term Loan B Facility over the next five years and will account for this as a cash flow hedge. The counterparties to all swap agreements are financial institutions. See Note 9 for the effective portion of the unrealized change in fair values on cash flow hedges recognized in other comprehensive income (loss) and the amounts reclassified from accumulated other comprehensive loss into earnings for the current and comparative periods presented. There was no ineffectiveness during any of the periods presented. The Company estimates that it will reclassify $8 million of unrealized losses from accumulated other comprehensive loss into earnings in the twelve months following July 31, 2015.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 9—Changes in Accumulated Other Comprehensive Loss by Component:

The following table presents the changes in accumulated other comprehensive loss attributable to the Company’s fixed interest rate swap cash flow hedges that are discussed in Note 8.

	Unrealized Losses on Fixed Interest Rate Swap Cash Flow Hedges
	Pre-Tax Amount (a)	Income Tax (b)	Net Amount
	(in millions)
Three months ended July 31, 2015:
Balance at May 1, 2015	$5	$(2)	$3
Other comprehensive loss before reclassifications	3	(1)	2
Amounts reclassified from accumulated other comprehensive loss	(2)	1	(1)
Net current-period other comprehensive loss	1	-	1
Balance at July 31, 2015	$6	$(2)	$4

Three months ended August 1, 2014:
Balance at May 2, 2014	$1	$-	$1
Other comprehensive loss before reclassifications	2	(1)	1
Amounts reclassified from accumulated other comprehensive loss	(1)	-	(1)
Net current-period other comprehensive loss	1	(1)	-
Balance at August 1, 2014	$2	$(1)	$1

Six months ended July 31, 2015:
Balance at January 30, 2015	$8	$(3)	$5
Other comprehensive loss before reclassifications	2	(1)	1
Amounts reclassified from accumulated other comprehensive loss	(4)	2	(2)
Net current-period other comprehensive income	(2)	1	(1)
Balance at July 31, 2015	$6	$(2)	$4

Six months ended August 1, 2014:
Balance at January 31, 2014	$3	$(1)	$2
Other comprehensive loss before reclassifications	2	(1)	1
Amounts reclassified from accumulated other comprehensive loss	(3)	1	(2)
Net current-period other comprehensive income	(1)	-	(1)
Balance at August 1, 2014	$2	$(1)	$1

(a)	The amount reclassified from accumulated other comprehensive loss was included in interest expense.
(b)	The amount reclassified from accumulated other comprehensive loss was included in the provision for income taxes.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 10—Operating Leases:

The Company occupies most of its facilities under operating leases. Most of the leases require the Company to pay maintenance and operating expenses such as taxes, insurance, and utilities, and also contain renewal options to extend the lease and provisions for periodic rate escalations to reflect inflationary increases. Certain equipment is leased under short-term or cancelable operating leases. Rental expense for facilities and equipment was $17 million and $28 million for the three and six months ended July 31, 2015, respectively, and $11 million and $20 million for the three and six months ended August 1, 2014, respectively.

Future minimum operating lease commitments at July 31, 2015 are:

Fiscal Year Ending	(in millions)
Remainder of 2016	$23
2017	43
2018	37
2019	32
2020	26
2021 and thereafter	38
Total	$199

Note 11—Legal Proceedings and Other Commitments and Contingencies:

Legal Proceedings

The Company is involved in various claims and lawsuits arising in the normal conduct of its business, none of which the Company’s management believes, based on current information, is expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Agreements with Former Parent

Former Parent and the Company executed various agreements to provide mechanisms for an orderly transition and to govern certain ongoing relationships between the companies following the separation. The agreements include a Distribution Agreement, Employee Matters Agreement, Tax Matters Agreement, Master Transition Services Agreement, and Master Transitional Contracting Agreement (MTCA). These agreements generally provide that each party is responsible for its respective assets, liabilities and obligations, including employee benefits, insurance and tax-related assets and liabilities.

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

In accordance with the MTCA, former Parent agreed to seek the U.S. government’s approval to novate all of the contracts under which the Company is obligated to fulfill the remaining terms. In July 2014, the government signed an agreement authorizing the novation of these contracts from former Parent to the Company and, as of July 31, 2015, the novation process is substantially complete. The MTCA also governs the relationship between former Parent and the Company with regard to the treatment of contracts, proposals, and teaming arrangements where both companies are or will be jointly performing work after separation. Each of former Parent and the Company indemnify the other party for work performed by it under the MTCA.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

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

The Company has recorded reserves for estimated net amounts to be refunded to customers for potential adjustments for indirect cost audits and compliance with U.S. government cost accounting standards for fiscal 2006 through 2015, which include indemnification obligations owing to former Parent for periods prior to the Distribution Date. As of July 31, 2015, the Company has recorded a total liability of $23 million for estimated net amounts to be refunded to customers for potential adjustments from such audits of contract costs. Any additional amounts which may be determined to be owed for periods prior to the separation will be allocated to former Parent and the Company in proportions determined in accordance with the Distribution Agreement.

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

In August 2012, former Parent entered into an administrative agreement with the U.S. Army as lead agency on behalf of the U.S. government relating to the resolution of its investigation into the CityTime contract that confirms former Parent’s continuing eligibility to enter into and perform contracts with the U.S. government. Under the terms of the administrative agreement, former Parent has agreed, among other things, to maintain a contractor responsibility program having the specific elements described in the administrative agreement, including retaining an independent monitor and providing certain reports to the U.S. Army. The administrative agreement will continue in effect for five years, or until August 2017, but former Parent may request earlier termination following completion of three years (any time after the three-year anniversary date of the agreement which occurred in August 2015). In conjunction with the separation, the Company notified the U.S. Army that it will comply with the obligations set forth in the administrative agreement following the separation. These obligations include retaining an independent monitor and maintaining a similar contractor responsibility program.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Army Brigade Combat Team Modernization Engineering, Manufacturing and Development (BCTM) Program

The BCTM program was terminated for convenience by the Department of Defense (DoD) effective in September 2011. From October 2009 through termination, the Company and its prime contractor performed on this program under an undefinitized change order with a provisional billing rate that allowed the Company to receive a lesser amount of the projected fixed fee (contract profit) than the estimated fixed fee due until completion of contract negotiations. The Company has recognized revenues of approximately $480 million (including estimated fees) from October 2009 through August 2013 under the undefinitized change order. During fiscal 2013, an agreement in principle was reached between the prime contractor and the DoD; however, a formal contract modification has not yet been received. The Company had an outstanding receivable of approximately $2 million on this contract as of July 31, 2015.

Letters of Credit and Surety Bonds

The Company has outstanding obligations relating to letters of credit of $8 million as of July 31, 2015, principally related to guarantees on insurance policies. The Company also has outstanding obligations relating to surety bonds in the amount of $11 million, principally related to performance and payment bonds on the Company’s contracts. The surety bonds initially were obtained by former Parent and the Company is required to satisfy these obligations under the terms of the Distribution Agreement.

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

The Company utilizes a 52/53 week fiscal year, ending on the Friday closest to January 31, with fiscal quarters typically consisting of 13 weeks. Fiscal 2015 began on February 1, 2014 and ended on January 30, 2015, while fiscal 2016 began on January 31, 2015 and ends on January 29, 2016. The second quarter of fiscal 2015 ended on August 1, 2014, while the second quarter of fiscal 2016 ended on July 31, 2015.

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

On May 4, 2015 the Company completed the acquisition of privately held Scitor Holdings, Inc. (Scitor), a leading provider of services primarily to the intelligence community. The acquisition was funded from increased borrowings and cash on hand, and enables us to gain access to new customers primarily in the intelligence community, and leverage capabilities of the combined company to better serve our customers. Refer to Notes 3 and 7 of the notes to the condensed and consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding the acquisition of Scitor and related financing.

Economic Opportunities, Challenges, and Risks

In fiscal 2015, we generated greater than 90% of our total revenues from contracts with the U.S. government and greater than 70% of our total revenues from contracts with the Department of Defense (DoD), including subcontracts on which we perform. Our business performance is affected by the overall level of U.S. government spending (especially defense spending) and the alignment of our offerings and capabilities with the budget priorities of the U.S. government. While we believe that national security, including defense, will continue to be a priority, the U.S. government budget deficit and the national debt have created pressure to examine and reduce spending across all federal agencies. Baseline spending for the DoD through government fiscal year 2023 has been reduced, and there may be further changes that negatively impact discretionary spending trends across all government agencies. Adverse changes in fiscal and economic conditions could materially impact our business. Some changes that could have an adverse impact on our business are the manner in which spending reductions are implemented (including sequestration), future government shutdowns, and issues related to required increases to the nation’s debt ceiling.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

The U.S. government has increasingly relied on contracts that are subject to a competitive bidding process (including indefinite delivery/indefinite quantity (IDIQ), U.S. General Services Administration (GSA) schedules and other multi-award contracts) which has resulted in greater competition and increased pricing pressure. We expect that a majority of the business that we seek in the foreseeable future will be awarded through a competitive bidding process. Despite the budget and competitive pressures impacting the industry, we believe we are well positioned to expand customer penetration and benefit from opportunities that we have not previously pursued.

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

Management of Operating Performance and Reporting

We manage our business to achieve our long-term financial targets, which we expect to accomplish on average and over time. These financial targets include low single digit internal revenue growth, operating margin expansion of 10 to 20 basis points annually, and return of capital in excess of operating needs.

Our business and program management process is directed by professional managers focused on satisfying our customers by providing high quality services in achieving contract requirements. These managers carefully monitor contract margin performance by constantly evaluating contract risks and opportunities. Through each contract’s life cycle, program managers review performance and update contract performance estimates to reflect their understanding of the best information available. For contracts accounted for under the percentage-of-completion method of revenue recognition, updates to estimates are recognized on inception-to-date activity, during the period of adjustment, resulting in either a favorable or unfavorable impact to operating income.

We evaluate our results of operations through an understanding of the drivers causing changes in revenues, operating income and operating cash flows. Changes in revenues and operating income are generally explained with regard to volume from fluctuations in cost of revenues related to the delivery of our services and, where the impact is significant, individual contracts or programs are described. We also analyze our revenues by type of cost (labor, subcontractor or materials) to find opportunities to improve operating margin. Changes in operating income performance due to factors other than volume are normally driven by fluctuations in shared or corporate costs and changes in contract estimates. Changes in operating cash flows are described with regard to changes in cash generated through the delivery of services, significant drivers of fluctuations in assets or liabilities and the impacts of changes in timing of cash receipts or disbursements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Results of Operations

The primary financial performance measures we use to manage our business and monitor results of operations are revenue, operating income and cash flows from operating activities. The following table summarizes our results of operations:

	Three Months Ended			Six Months Ended
	July 31, 2015	Percent change	August 1, 2014	July 31, 2015	Percent change	August 1, 2014
	(dollars in millions)
Revenues	$1,089	16%	$939	$2,087	10%	$1,901
Revenues performed by former Parent	10	(23%)	13	21	(25%)	28
Total revenues	1,099	15%	952	2,108	9%	1,929
Cost of revenues	976	14%	858	1,888	9%	1,739
Cost of revenues performed by former Parent	10	(23%)	13	21	(25%)	28
Total cost of revenues	986	13%	871	1,909	8%	1,767
Selling, general, and administrative expenses	49	123%	22	75	70%	44
Acquisition and integration costs	12	100%	-	15	100%	-
Operating income	52	(12%)	59	109	(8%)	118
As a percentage of revenues	4.8%		6.3%	5.2%		6.2%
As a percentage of revenues, excluding acquisition and integration costs (a)	5.9%		6.3%	5.9%		6.2%
Net income	$22	(35%)	$34	$55	(19%)	$68
Cash flows provided by operating activities	$21	(68%)	$65	$50	(49%)	$99

(a)

Management believes that the presentation of operating income excluding acquisition and integration costs as a percentage of revenue provides useful information in comparing current period to the prior year period which did not include such costs.

We classify indirect costs incurred within or allocated to our U.S. government customers as cost of revenues or selling, general, and administrative expenses in the same manner as such costs are defined in our Disclosure Statements under Cost Accounting Standards (CAS). Effective in fiscal 2016 we updated our Disclosure Statements with the Defense Contract Management Agency, which resulted in certain costs which had previously been included in cost of revenues to now be included in selling, general, and administrative expenses ($2 million and $4 million for the three and six months ended July 31, 2015, respectively); however, total operating costs were not affected by this change.

Revenues. Revenues increased $150 million, or 16%, for the three months ended July 31, 2015 as compared to the three months ended August 1, 2014. The increase in revenue was primarily driven by the acquisition with Scitor generating $147 million in revenue during the quarter as a subsidiary of SAIC. The remaining increase of $3 million was driven by net increases on various contracts with the Department of Defense. As expected, revenues performed by former Parent decreased during the three months ended July 31, 2015 from the comparable prior year period due to the ramp down of pre-separation joint work. Internal revenue for the three months ended July 31, 2015 contracted $5 million, or less than 1%. Internal revenue growth (contraction), as discussed below, is calculated by comparing the current period reported revenues to the comparable prior year reported revenues adjusted to include Scitor’s historical revenues as if the acquisition took place in the prior year.

Revenues increased $186 million, or 10%, for the six months ended July 31, 2015 as compared to the six months ended August 1, 2014. The increase in revenue was driven by the acquisition with Scitor generating revenues of $147 million during the period. The remainder of the increase is primarily due to increased material volume on supply chain contracts ($37 million). As expected, revenues performed by former Parent decreased during the six months ended July 31, 2015 from the comparable prior year period due to the ramp down of pre-separation joint work. Internal revenue growth for the six months ended July 31, 2015 was $31 million, or less than 2%, when including historical revenues for Scitor in the comparable prior year period.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Selling, General and Administrative Expenses (SG&A). SG&A increased $27 million, or 123%, for the three months ended July 31, 2015 as compared to the three months ended August 1, 2014. The increase in SG&A was driven primarily by amortization of intangible assets acquired in the Scitor acquisition ($11 million) and other SG&A attributable to Scitor’s operations, including retention ($10 million). In addition, as described above, SG&A increased, with a corresponding decrease to cost of revenues, as a result of the update to our Disclosure Statements ($2 million).

SG&A increased $31 million, or 70%, for the six months ended July 31, 2015 as compared to the six months ended August 1, 2014. The increase in SG&A was driven primarily by amortization of intangible assets acquired in the Scitor acquisition ($11 million) and other SG&A attributable to Scitor’s operations, including retention ($10 million). In addition, SG&A increased, with a corresponding decrease to cost of revenues, as a result of the update to our Disclosure Statements ($4 million).

Operating Income. Operating income decreased $7 million from the comparable prior year period to 4.8% of revenues for the three months ended July 31, 2015. The decrease in operating income as a percentage of revenues was primarily driven by costs associated with the acquisition and integration of Scitor ($12 million) which was partially offset by net favorable changes in estimates on contracts accounted for under the percentage-of-completion method compared to the prior year period ($5 million) and operating income generated by Scitor during the quarter ($3 million after $11 million of intangible asset amortization acquired through the acquisition).

Operating income decreased $9 million from the comparable prior year period to 5.2% of revenues for the six months ended July 31, 2015. The decrease in operating income as a percentage of revenues was primarily driven by costs associated with the acquisition and integration of Scitor ($15 million) which was partially offset by net favorable changes in estimates on contracts accounted for under the percentage-of-completion method compared to the prior year period ($3 million) and operating income generated by Scitor during the period ($3 million after $11 million of intangible asset amortization acquired through the acquisition).

Net Income. Net income for the three months ended July 31, 2015 decreased $12 million from the comparable prior year period to $22 million. The decrease was due to decreased operating income and increased interest expense on incremental term loan borrowings related to the Scitor acquisition ($9 million).

Net income for the six months ended July 31, 2015 decreased $13 million from the comparable prior year period to $55 million. The decrease was due to decreased operating income and increased interest expense on incremental term loan borrowings related to the Scitor acquisition ($9 million).

Cash Flows from Operating Activities. Cash flows provided by operating activities were $50 million for the six months ended July 31, 2015, a decrease of $49 million from the comparable prior year period. The decrease in operating cash over the prior year period was primarily due to changes in prepaid taxes ($36 million) and current year payments for acquisition and integration costs ($15 million). In addition, days sales outstanding increased as a result of administrative delays in customer collections and the timing of milestone payments. These decreases were partially offset by cash provided by operating activities of Scitor.

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

Bookings and Backlog. We had net bookings worth an estimated $1.0 billion and $2.0 billion during the three and six months ended July 31, 2015, respectively. Net bookings represent the estimated amount of revenues to be earned in the future from funded and negotiated unfunded contract awards that were received during the period, net of adjustments to estimates on previously awarded contracts. Scitor contract awards have been included in net bookings from the date of acquisition through July 31, 2015. We do not include in backlog estimates of revenues to be derived from IDIQ contracts, but rather record backlog and bookings when task orders are awarded on these contracts. Given that much of our revenue is derived from IDIQ contract task orders that renew annually, bookings on these contracts tend to refresh annually as the task orders are renewed. Additionally, we do not include in backlog contract awards that are under protest until the protest is resolved in our favor. Bookings and backlog from contracts with government agencies fluctuate from period to period depending on a number of factors which include the government’s initial procurement plans dictating the scope of required services and means of procuring them as well as the eventual timing and value of contract awards; subsequent task order renewals and contract modifications; and potential cancellations of existing work.

We calculate net bookings as the period’s ending backlog plus the period’s revenues less the prior period’s ending backlog and initial backlog obtained through acquisitions during the period. Backlog represents the estimated amount of future revenues to be recognized under negotiated contracts as work is performed. We segregate our backlog into two categories as follows:

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

•

Negotiated Unfunded Backlog. Negotiated unfunded backlog represents estimated amounts of revenue to be earned in the future from negotiated contracts for which funding has not been appropriated or otherwise authorized and unexercised priced contract options. Negotiated unfunded backlog does not include any estimate of future potential task orders expected to be awarded under IDIQ, GSA schedules or other master agreement contract vehicles.

We expect to recognize revenue from a substantial portion of our funded backlog within the next 12 months (from the end of the reporting period). However, while unexpected, the U.S. government can adjust the scope of services of or cancel contracts at any time. Similarly, certain contracts with commercial customers include provisions that allow the customer to cancel prior to contract completion. Most of our contracts have cancellation terms that would permit us to recover all or a portion of our incurred costs and fees (contract profit) for work performed.

The estimated value of our total backlog as of the dates presented was:

	July 31, 2015	January 30, 2015
	(in millions)
Funded backlog	$1,932	$1,659
Negotiated unfunded backlog	5,210	4,513
Total backlog	$7,142	$6,172

Our total backlog at the end of the second quarter includes approximately $1 billion of backlog obtained through the Scitor acquisition. After considering acquired backlog, total backlog has remained relatively unchanged from the prior year end.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Contract Types. Our earnings and profitability may vary materially depending on changes in the proportionate amount of revenues derived from each type of contract. For a discussion of the types of contracts under which we generate revenues, see “Contract Types” in Part I of the most recently filed Annual Report on Form 10-K. The following table summarizes revenues by contract type as a percentage of total revenues for the periods presented:

	Six Months Ended
	July 31, 2015	August 1, 2014
Cost reimbursement	38%	38%
Time and materials (T&M)	29%	29%
Firm-fixed price (FFP)	33%	33%
Total	100%	100%

The contract portfolio acquired from Scitor consists of a higher proportion of cost reimbursable contracts than our historical contract portfolio which has offset a decrease in the proportion of revenues generated from our historical cost reimbursable contracts compared to the prior year comparable period.

Revenue Mix. We generate revenues under our contracts from the efforts of our employees (which we refer to below as labor-related revenues), the efforts of our subcontractors and the materials provided on a contract. Revenues generated from supply chain materials entail the provision of tailored logistics support. Our subcontractor, contract materials, and supply chain materials revenues generally have lower margins than our labor-related revenues. The following table presents changes in labor-related, subcontractor-related and materials-related revenues for the periods presented:

	Three Months Ended			Six Months Ended
	July 31, 2015	Percent change	August 1, 2014	July 31, 2015	Percent change	August 1, 2014
	(dollars in millions)
Labor-related revenues	$522	21%	$430	$973	10%	$882
As a % of total revenues	48%		45%	46%		46%
Subcontractor-related revenues	381	22%	312	713	13%	632
As a % of total revenues	35%		33%	34%		33%
Supply chain materials-related revenues	147	1%	146	323	13%	286
As a % of total revenues	13%		15%	15%		15%
Other materials-related revenues	49	(23%)	64	99	(23%)	129
As a % of total revenues	4%		7%	5%		6%

Labor and subcontractor-related revenues increased and supply-chain and other materials-related revenues decreased as a percentage of total revenues in the three months ended July 31, 2015 compared to the prior year period primarily due to the acquisition because Scitor’s revenues are primarily generated through labor and subcontractors. Revenue mix for the six months ended July 31, 2015 was largely consistent with the prior year period because higher contract materials and supply chain activity in the first quarter of fiscal 2016 was offset by the impact of Scitor in the second quarter.

Liquidity and Capital Resources

Our objective is to maintain a target average minimum cash balance of $150 million while also managing our debt level. We intend to deploy excess capital above this level through dividends, share repurchases, debt prepayments or strategic acquisitions. In the second quarter of fiscal 2016, we completed the Scitor acquisition. We financed the acquisition with cash on hand and by incurring $670 million of additional secured debt. As a part of the acquisition financing, we converted our prior Credit Facility from an unsecured facility to a secured facility.

We use various financial measures when we develop and update our disciplined cash deployment methodology, which includes evaluating cash provided by operating activities, free cash flow and financial leverage. Our business requires minimal infrastructure investment because we are primarily a services provider. We expect to fund our ongoing working capital, commitments and any other discretionary investments with cash on hand, future operating cash flows and, if needed, borrowings under our $200 million Revolving Credit Facility.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Borrowings under our Term Loan A Facility, Term Loan B Facility and, if used in the future, our Revolving Credit Facility incur interest at a variable rate. In accordance with our risk management objectives, we hold fixed interest rate swap agreements for the same notional amount and tenor as the Initial Term Loan A Facility, and have entered into additional fixed rate swap agreements for a substantial portion of the notional amount of the Term Loan B facility. These instruments are used to hedge the variability in interest payment cash flows and are accounted for as cash flow hedges. Under the swap agreements, we pay the fixed rate and the counterparties to the agreement pay a floating interest rate.

Our credit facilities contain customary terms and conditions including financial covenants and covenants restricting the Company's ability to merge or consolidate with another entity or undertake other fundamental changes, enter into property sale and leaseback transactions, and incur liens. The Company’s dividends and share repurchases are limited under certain leverage ratios, and we may be required to make an annual debt prepayment of excess cash flow (as defined in the Second Amended Credit Agreement). See Note 7 of the notes to the condensed and consolidated financial statements for a more complete understanding of our Credit Facility.

We anticipate that our future cash needs will be for working capital, capital expenditures, contractual and other commitments and strategic acquisitions. Our ability to fund these needs will depend, in part, on our ability to generate cash in the future, which depends on our future financial results. Our future results are subject to general economic, financial, competitive, legislative and regulatory factors that may be outside of our direct control. Although we believe that the financing arrangements in place will permit us to finance our operations on acceptable terms and conditions for at least the next year, our future access to, and the availability of financing on acceptable terms and conditions will be impacted by many factors, including our credit rating, capital market liquidity and overall economic conditions. Therefore, we cannot ensure that such financing will be available to us on acceptable terms or that such financing will be available at all. Nevertheless, we believe that our existing cash on hand, generation of future operating cash flows, and access to bank financing and capital markets will provide adequate resources to fund our short-term liquidity and long-term capital needs.

Historical Cash Flow Trends

The following table summarizes our cash flows:

	Six Months Ended
	July 31, 2015	August 1, 2014
	(in millions)
Total cash flows provided by operating activities	$50	$99
Total cash flows used in investing activities	(787)	(10)
Total cash flows provided by (used in) financing activities	599	(96)
Total decrease in cash and cash equivalents	$(138)	$(7)

Cash Provided by Operating Activities. Refer to “Results of Operations” above for a discussion of the changes in cash provided by operating activities between the six months ended July 31, 2015 and the comparable prior year period.

Cash Used in Investing Activities. Cash used in investing activities for the six months ended July 31, 2015 increased by $777 million, as compared to the prior year period, due to the Scitor acquisition in the current year period.

Cash Provided by Financing Activities. Cash flows provided by financing activities for the six months ended July 31, 2015 increased by $695 million, as compared to the prior year period, primarily due to proceeds from borrowings obtained to fund the Scitor acquisition and the absence in the current year period of share repurchases under our publicly announced repurchase program. These changes were partially offset by current year period payments of deferred financing costs related to the additional borrowings and term loan principal payments.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Contractual Obligations

The table provided below has been included as an update to the contractual obligations table included in our most recently filed Annual Report on Form 10-K to add certain obligations related to the Scitor acquisition. Other than the updates presented below, there have been no material changes to the information reported in our most recently filed Annual Report. The amounts provided in the following table are presented as of July 31, 2015.

	Payments Due by Fiscal Year
	Total	Remainder of fiscal 2016	2017- 2018	2019- 2020	2021 and thereafter
	(in millions)
Contractual obligations:
Long-term debt including current portion (1)	$1,143	$24	$127	$449	$543
Interest payments on long-term debt (2)	188	20	89	71	8
Operating lease obligations	199	23	80	58	38
Total contractual obligations	$1,530	$67	$296	$578	$589
(1)

The amounts presented are based on an anticipated loan repayment schedule. However, we may be required to make certain mandatory prepayments based on our level of cash flow generation and we also have the option to prepay loan principal amounts at any time.

(2)

Amounts represent an estimate of future variable interest payments on the Term Loan Facilities based on scheduled outstanding principal amounts, current applicable margin and projected 1- and 3-month LIBOR as of July 31, 2015. In addition, the above table excludes the impact of Excess Cash Flow (as defined in the Second Amended and Restated Credit Agreement) payments on Term Loan B and excludes the effects of interest rate swaps used to hedge against changes in 1- and 3-month LIBOR.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based on our condensed and consolidated financial statements, which are prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies, as well as the amounts of revenues, expenses, gains and losses during the reporting periods. Management evaluates these estimates and assumptions on an ongoing basis. Our estimates and assumptions have been prepared on the basis of the most current reasonably available information and, in some cases, are our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Estimates and assumptions may change in the future as more current information is available.

Management believes that our critical accounting policies are those that are both material to the presentation of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments. Typically, the circumstances that make these judgments difficult, subjective and complex have to do with making estimates about the effect of matters that are inherently uncertain. Other than as noted below, there have been no changes to our existing critical accounting policies during the six months ended July 31, 2015 from those disclosed in our most recently filed Annual Report on Form 10-K.

Business Combinations. The Company records all tangible and intangible assets acquired and liabilities assumed in a business combination at fair value as of the acquisition date, which is determined using a cost, market or income approach. The excess amount of the aggregated purchase consideration paid over the fair value of the net assets acquired and liabilities assumed is recorded as goodwill. Acquisition date fair value represents the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as measured on the acquisition date.

The valuations are based on information that existed as of the acquisition date. During the measurement period that shall not exceed one year from the acquisition date, the Company may retrospectively adjust provisional amounts recorded for assets acquired and liabilities assumed to reflect new information that the Company has subsequently obtained regarding facts and circumstances that existed as of the acquisition date. The measurement period shall not exceed one year from the acquisition date.

Acquisition related costs that are not part of the purchase price consideration are expensed as incurred. These costs typically include transaction related costs, such as finder’s fees, legal, accounting and other professional fees.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Non-GAAP Financial Measures

In this Quarterly Report on Form 10-Q, we refer to internal revenue growth (contraction), which is a non-GAAP financial measure that we reconcile below to the most directly comparable GAAP financial measure. We calculate our internal revenue growth (contraction) by comparing our reported revenue for the current year to the reported revenue for the prior year comparable period adjusted to include the comparable period historical revenue of acquired businesses as if the acquisition took place in the prior year. Particularly in the future as we continue to pursue strategic opportunities provided by the Scitor acquisition, management believes that the measure provides an indicator of how successful we have been in growing revenues as we develop our base business and access new markets and capabilities provided by acquisitions.

This financial measure is not meant to be considered in isolation or as a substitute for comparable GAAP measures and should be read only in conjunction with our consolidated financial statements prepared in accordance with GAAP. The method that we use to calculate internal revenue growth (contraction) is not necessarily comparable to similarly titled financial measures presented by other companies.

Internal revenue growth (contraction) for the periods presented were calculated as follows:

	Three Months Ended	Six Months Ended
	July 31, 2015	August 1, 2014
	(in millions)
Prior year period's revenues, as reported	$939	$1,901
Revenues of acquired business for the comparable prior year period	155	155
Prior year period's revenues, as adjusted	$1,094	$2,056
Current year revenues, as reported	1,089	2,087
Internal revenue (contraction) growth	$(5)	$31
Internal revenue (contraction) growth, as a percentage	(0.5%)	1.5%

Recently Issued But Not Yet Adopted Accounting Pronouncements

For information on recently issued but not yet adopted accounting pronouncements, see Note 1 of the notes to the condensed and consolidated financial statements contained within this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Other than the risks discussed below, there have been no material changes to our Market Risks from those discussed in our most recently filed Annual Report on Form 10-K.

Debt Obligations. Our financial risk management objective is to reduce variability in earnings from changes in interest rates, which we may manage through operational means or the use of financial instruments, such as interest rate swaps. We have approximately $1.1 billion of variable rate debt. The fair value of our outstanding long-term debt obligations approximates its carrying value. In connection with the issuances of our variable rate Term Loan A and Term Loan B Facilities, we entered into fixed interest rate swap agreements, effectively converting a substantial portion of our variable rate debt to fixed rate debt in order to mitigate our exposure to fluctuations in interest rates. We expect to evaluate any additional debt that we incur in the future in accordance with our risk management objectives. A hypothetical 50 basis points (bps) change to interest rates would not materially change our results of operations or cash flows. For additional information related to our debt and interest rate swap agreements, see Notes 7 and 8, respectively, of the notes to the condensed and consolidated financial statements contained in this Quarterly Report.

Derivatives. As of July 31, 2015, the fair value of our fixed interest rate swaps was $7 million (liability). Under the swap agreements, we pay a fixed rate and the counterparties to the agreements pay a floating interest rate based on 1-month or 3-month LIBOR. A hypothetical 50 bps change in the 1-month LIBOR and 3-month LIBOR curves would change the fair value of the fixed interest rate swaps up to $16 million (liability or asset), respectively. Since the interest rate swaps are accounted for as cash flow hedges, the change in fair value is reported as a component of equity (accumulated other comprehensive income or loss). We do not hold or issue derivative financial instruments for trading or speculative purposes. For additional information related to calculating the fair value of our interest rate swaps, see Note 8 of the condensed and consolidated financial statements contained in this Quarterly Report.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Item 4. Controls and Procedures

Our management, with the participation of our principal executive officer (our Chief Executive Officer) and principal financial officer (our Chief Financial Officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) and have concluded that as of July 31, 2015 these controls and procedures were operating and effective.

Changes in Internal Control Over Financial Reporting

On May 4, 2015 we completed the acquisition of Scitor. The Company has begun the process to integrate the operations of Scitor into our overall system of internal control over financial reporting.

There have been no other changes in our internal control over financial reporting during the quarterly period covered by this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We have provided information about legal proceedings in which we are involved in our fiscal 2015 Annual Report on Form 10-K, and we have provided an update to this information in Note 11 – Legal Proceedings and Other Commitments and Contingencies of the notes to condensed and consolidated financial statements contained within this Quarterly Report on Form 10-Q.

In addition to the described legal proceedings, we are routinely subject to investigations and reviews relating to compliance with various laws and regulations. Additional information regarding such investigations and reviews is included in our fiscal 2015 Annual Report on Form 10-K, and we have also updated this information in Note 11 – Legal Proceedings and Other Commitments and Contingencies of the notes to condensed and consolidated financial statements contained within this Quarterly Report on Form 10-Q, under the heading “Government Investigations, Audits and Reviews”.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in our most recently filed Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities. We may repurchase shares on the open market in accordance with established repurchase plans. Whether repurchases are made and the timing and amount of repurchases depends on a variety of factors including market conditions, our capital position, internal cash generation, and other factors. We also repurchase shares in connection with stock option and stock award activities to satisfy tax withholding obligations.

The following table presents repurchases of our common stock during the three months ended July 31, 2015:

Period (1)	Total Number of Shares (or Units) Purchased (2)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (3)
May 2, 2015 - June 5, 2015	6,420	$52.60	-	1,459,153
June 6, 2015 - July 3, 2015	527	53.10	-	1,459,153
July 4, 2015 - July 31, 2015	2,058	52.44	-	1,459,153
Total	9,005	$52.59	-

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

(3) We may repurchase up to 5 million shares of our common stock under our repurchase program previously announced in October 2013. As of July 31, 2015, we have repurchased approximately 3.5 million shares of common stock under the program.

Item 3. Defaults Upon Senior Securities

No information is required in response to this item.

Item 4. Mine Safety Disclosures

No information is required in response to this item.

Item 5. Other Information

No information is required in response to this item.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Item 6. Exhibits

Exhibit Number	Description of Exhibit

10.1

Second Amended & Restated Credit Agreement by and among SAIC, Citibank and the lenders party thereto, dated May 4, 2015 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 4, 2015).

10.2	Settlement Agreement and General Release executed July 6, 2015, between Mark D. Schultz and Science Applications International Corporation.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 1, 2015

Science Applications International Corporation

/s/ John R. Hartley

John R. Hartley Executive Vice President and Chief Financial Officer