Form 10-Q
period 2015-10-30
Science Applications International Corp
filed 2015-12-02
CIK 1571123

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 30, 2015

or

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

Yes  ☐    No   ☒

The number of shares issued and outstanding of the registrant’s common stock as of November 20, 2015 was as follows:

45,465,620 shares of common stock ($.0001 par value per share)

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

CONDENSED AND CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	October 30, 2015	October 31, 2014	October 30, 2015	October 31, 2014
	(in millions, except per share amounts)
Revenues	$1,129	$993	$3,216	$2,894
Revenues performed by former Parent (Note 1)	7	11	28	39
Total revenues	1,136	1,004	3,244	2,933
Cost of revenues	1,023	906	2,911	2,645
Cost of revenues performed by former Parent (Note 1)	7	11	28	39
Total cost of revenues	1,030	917	2,939	2,684
Selling, general and administrative expenses	41	24	116	68
Acquisition and integration costs (Note 3)	1	-	16	-
Operating income	64	63	173	181
Interest expense	14	4	31	13
Income before income taxes	50	59	142	168
Provision for income taxes (Note 6)	(16)	(22)	(53)	(63)
Net income	$34	$37	$89	$105
Other comprehensive loss, net of tax (Note 9)	(2)	(1)	(1)	-
Comprehensive income	$32	$36	$88	$105
Earnings per share (Note 2):
Basic	$0.74	$0.80	$1.94	$2.22
Diluted	$0.72	$0.77	$1.87	$2.15
Cash dividends declared and paid per share	$0.31	$0.28	$0.90	$0.84

See accompanying notes to condensed and consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

CONDENSED AND CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	October 30, 2015	January 30, 2015
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$184	$301
Receivables, net	674	544
Inventory, prepaid expenses and other current assets	125	97
Total current assets	983	942
Goodwill	860	379
Intangible assets, net (Note 4)	234	2
Property, plant, and equipment (net of accumulated depreciation of $109 million and $106 million at October 30, 2015 and January 30, 2015, respectively)	74	59
Other assets	25	13
Total assets	$2,176	$1,395

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$442	$365
Accrued payroll and employee benefits	173	155
Long-term debt, current portion (Note 7)	67	31
Other current liabilities	22	25
Total current liabilities	704	576
Long-term debt, net of current portion (Note 7)	1,045	455
Other long-term liabilities	35	19
Commitments and contingencies (Note 11)
Equity:
Common stock, $.0001 par value, 1 billion shares authorized, 46 million shares issued and outstanding as of October 30, 2015 and January 30, 2015	-	-
Additional paid-in capital	237	234
Retained earnings	161	116
Accumulated other comprehensive loss (Note 9)	(6)	(5)
Total equity	392	345
Total liabilities and equity	$2,176	$1,395

See accompanying notes to condensed and consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

CONDENSED AND CONSOLIDATED STATEMENT OF EQUITY

(UNAUDITED)

	Shares of common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
	(in millions)
Balance at January 30, 2015	46	$234	$116	$(5)	$345
Net income	-	-	89	-	89
Issuances of stock	1	6	-	-	6
Other comprehensive loss, net of tax (Note 9)	-	-	-	(1)	(1)
Cash dividends of $0.90 per share	-	-	(44)	-	(44)
Stock-based compensation	-	16	-	-	16
Income tax benefits from stock-based compensation	-	9	-	-	9
Repurchases of stock	(1)	(28)	-	-	(28)
Balance at October 30, 2015	46	$237	$161	$(6)	$392

See accompanying notes to condensed and consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

CONDENSED AND CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	October 30, 2015	October 31, 2014
	(in millions)
Cash flows from operating activities:
Net income	$89	$105
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42	16
Stock-based compensation expense	25	26
Excess tax benefits from stock-based compensation	(9)	(2)
Increase (decrease) resulting from changes in operating assets and liabilities net of the effect of the acquisition:
Receivables	(44)	(8)
Inventory, prepaid expenses and other current assets	(5)	32
Other assets	1	-
Accounts payable and accrued liabilities	36	7
Income taxes payable	-	6
Accrued payroll and employee benefits	(15)	(3)
Other long-term liabilities	(2)	2
Total cash flows provided by operating activities	118	181
Cash flows from investing activities:
Cash paid for acquisition, net of cash acquired	(764)	-
Change in restricted cash	(16)	-
Expenditures for property, plant and equipment	(11)	(15)
Total cash flows used in investing activities	(791)	(15)
Cash flows from financing activities:
Proceeds from borrowings	670	-
Dividend payments to stockholders	(41)	(40)
Principal payments on borrowings	(29)	(7)
Issuances of stock	3	2
Stock repurchased and retired or withheld for taxes on equity awards	(36)	(123)
Excess tax benefits from stock-based compensation	9	2
Disbursements for obligations assumed from Scitor acquisition	(3)	-
Deferred financing costs	(17)	-
Total cash flows provided by (used in) financing activities	556	(166)
Total decrease in cash and cash equivalents	(117)	-
Cash and cash equivalents at beginning of period	301	254
Cash and cash equivalents at end of period	$184	$254

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

Separation from Former Parent. The Company commenced its operations on September 27, 2013 (the Distribution Date) following completion of a tax-free spin-off transaction from its former parent company, Leidos Holdings, Inc. (formerly SAIC, Inc., collectively with its consolidated subsidiaries, “former Parent”). In the spin-off transaction, former Parent’s technical, engineering and enterprise IT services business was separated (the separation) into an independent, publicly traded company named Science Applications International Corporation (formerly SAIC Gemini, Inc.).

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

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. Management evaluates these estimates and assumptions on an ongoing basis, including those related to: allowances for doubtful accounts; depreciation and amortization; leases; inventories; income taxes; estimated profitability of long-term contracts; bonus and other incentive compensation; stock-based compensation expense; fair value of financial instruments; accrued liabilities; contingencies and litigation; the fair value of assets and liabilities recorded in connection with business combinations (goodwill and other intangible assets); asset valuation allowances and impairments, among others. Estimates have been prepared by management on the basis of the most current and best available information at the time of estimation and actual results could differ from those estimates.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Changes in estimates of revenues, cost of revenues or profits related to contracts accounted for using the cost-to-cost percentage-of-completion method of accounting are recognized in operating income in the period in which such changes are made for the inception-to-date effect of the changes. If it is determined that a loss will result from the performance of a contract, the entire amount of the estimable future loss is charged against income in the period the loss is identified. Changes in these estimates can routinely occur over the contract performance period for a variety of reasons, including changes in contract scope, changes in contract cost estimates due to unanticipated cost growth or reassessments of risks impacting costs, changes in estimated incentive or award fees, and performance being better or worse than previously estimated. Aggregate changes in contract estimates increased operating income by $1 million ($0.02 per diluted share) and $9 million ($0.12 per diluted share) for the three and nine months ended October 30, 2015, respectively, and increased operating income by $4 million ($0.05 per diluted share) and $9 million ($0.12 per diluted share) for the three and nine months ended October 31, 2014, respectively.

Reporting Periods

The Company utilizes a 52/53 week fiscal year ending on the Friday closest to January 31, with fiscal quarters typically consisting of 13 weeks. Fiscal 2015 began on February 1, 2014 and ended on January 30, 2015, while fiscal 2016 began on January 31, 2015 and ends on January 29, 2016. The third quarter of fiscal 2015 ended on October 31, 2014, while the third quarter of fiscal 2016 ended on October 30, 2015.

Cash and Cash Equivalents

Cash and cash equivalents are comprised of cash in banks and highly liquid instruments, primarily consisting of investments in institutional money market funds which invest primarily in short-term debt securities. The Company does not invest in high yield or high risk securities. The cash in bank accounts at times may exceed federally insured limits.

Restricted Cash

Restricted cash consists of cash on deposit in rabbi trusts that are contractually restricted from use in operations, but are subject to future claims of creditors. At October 30, 2015, $10 million of restricted cash was held in rabbi trust accounts restricted to fund future payment obligations through April 2017 assumed in connection with the acquisition of Scitor, of which $3 million is presented in other assets and $7 million in inventory, prepaid expenses and other current assets in the condensed and consolidated balance sheets. In addition, $6 million of restricted cash is held in rabbi trusts to fund obligations in connection with deferred compensation plans, and is included in other assets on the condensed and consolidated balance sheets.

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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Accounting Standards Updates

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification (ASC) Section 605, Revenue Recognition and some cost guidance included in ASC Subtopic 605-35, Revenue Recognition – Construction-Type and Production-Type Contracts. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. The ASU was originally scheduled to become effective for the Company beginning in the first quarter of fiscal 2018, using one of two retrospective methods of adoption. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which resulted in a one-year deferral of the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2017, with an option to early adopt the standard on the original effective date. Early adoption prior to the original effective date is not permitted. The Company has neither selected a method for adoption nor determined the potential effects on its financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30) – Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented as a direct deduction from the carrying amount of the related debt liability, consistent with the presentation of debt discounts. Prior to the issuance of ASU 2015-03, debt issuance costs were required to be presented as deferred assets, separate from the related debt liability. ASU 2015-03 does not change the recognition and measurement requirements for debt issuance costs. The Company early adopted ASU 2015-03 as of the end of the second quarter of fiscal 2016, and applied its provisions retrospectively. This resulted in reclassification of $1 million of the current portion of unamortized debt issuance costs related to the Company’s Term Loan Facility from inventory, prepaid expenses and other current assets to the current portion of long-term debt, and $2 million of the non-current portion of unamortized debt issuance costs from other assets to long-term debt, net of current portion, within the condensed and consolidated balance sheets as of January 30, 2015. Other than this reclassification, the adoption of ASU 2015-03 did not have an impact on the Company’s financial statements.

Other Accounting Standards Updates effective after October 30, 2015 are not expected to have a material effect on the Company’s financial statements.

Note 2—Earnings Per Share (EPS):

Basic EPS is computed by dividing net income by the basic weighted-average number of shares outstanding. Diluted EPS is computed similarly to basic EPS, except the weighted-average number of shares outstanding is increased to include the dilutive effect of outstanding stock options and other stock-based awards.

A reconciliation of the weighted-average number of shares outstanding used to compute basic and diluted EPS was:

	Three Months Ended		Nine Months Ended
	October 30, 2015	October 31, 2014	October 30, 2015	October 31, 2014
	(in millions)
Basic weighted-average number of shares outstanding	46.0	46.5	45.9	47.4
Dilutive common share equivalents - stock options and other stock-based awards	1.4	1.7	1.6	1.4
Diluted weighted-average number of shares outstanding	47.4	48.2	47.5	48.8

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following stock-based awards were excluded from the weighted-average number of shares outstanding used to compute diluted EPS:

	Three Months Ended		Nine Months Ended
	October 30, 2015	October 31, 2014	October 30, 2015	October 31, 2014
	(in millions)
Antidilutive stock options excluded	0.3	-	0.3	0.4

Note 3—Scitor Acquisition:

On May 4, 2015 the Company completed the acquisition of Scitor, a leading global provider of technical services to the U.S. intelligence community and other U.S. government customers. The acquisition was funded from cash on hand and, as discussed in Note 7, increased borrowings.

This strategic acquisition enables the Company to gain access to new customers primarily in the intelligence community, and leverage capabilities of the combined company to better serve the Company’s customers. The acquisition increases the number of the Company’s employees by approximately 1,500, many of whom hold security clearances necessary to perform work on classified contracts.

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

The purchase price was allocated among assets acquired and liabilities assumed at fair value based on the best available information, with the excess purchase price recorded as goodwill. The Company’s allocation of the purchase price is subject to change on receipt of additional information, including, but not limited to, the finalization of intangible asset valuations and the Company’s review of Scitor’s historical government accounting practices that could potentially result in the recognition of additional liabilities on Scitor’s opening balance sheet and an adjustment to goodwill. The Company expects to have sufficient information available to resolve these items by the first quarter of fiscal 2017. The Company recorded purchase accounting entries on a preliminary basis as follows:

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

The value of the backlog intangible asset was estimated from funded backlog as of the acquisition date. The customer relationships intangible asset consists of unfunded backlog as of the acquisition date and estimated future renewals. The backlog and customer relationships intangible assets were valued using the excess earnings method (income approach) in which the value is derived from an estimation of the after-tax cash flows specifically attributable to backlog and customer relationships. The analysis included assumptions for projections of revenues and expenses, contributory asset charges, discount rates, and a tax amortization benefit.

The trade name intangible asset was valued using the relief from royalty method (income approach) in which the value is derived by estimation of the after-tax royalty savings attributable to owning the assets. Assumptions in this analysis included projections of revenues, royalty rates representing costs avoided due to ownership of the assets, discount rates, and a tax amortization benefit.

The Company incurred $34 million in acquisition-related costs, including $17 million of deferred financing fees that will be amortized to interest expense using the interest method. Acquisition-related expenses were $10 million for the nine months ended October 30, 2015 and are included in acquisition and integration costs on the condensed and consolidated statements of income and comprehensive income. There were no acquisition-related expenses for the three months ended October 30, 2015. $1 million of acquisition-related expenses were incurred in the fourth quarter of fiscal 2015. For the three and nine months ended October 30, 2015, the Company also incurred $1 million and $6 million, respectively, of costs in connection with the integration of Scitor, primarily for strategic consulting services, vacant space reserves, severance costs, and other integration-related costs.

The amount of Scitor’s revenue included in the condensed and consolidated statements of income and comprehensive income was $148 million and $295 million for the three and nine months ended October 30, 2015, respectively, and the amount of net income included in the condensed and consolidated statements of income and comprehensive income was $3 million and $5 million for the three and nine months ended October 30, 2015, respectively.

The following unaudited pro forma financial information presents the combined results of operations for Scitor and the Company for the three and nine months ended October 30, 2015 and October 31, 2014, respectively:

	Three Months Ended		Nine Months Ended
	October 30, 2015	October 31, 2014	October 30, 2015	October 31, 2014
	(in millions, except per share amounts)
Total revenues	$1,136	$1,162	$3,392	$3,399
Net income	$37	$35	$105	$87
Earnings per share:
Basic	$0.81	$0.75	$2.29	$1.84
Diluted	$0.78	$0.72	$2.21	$1.78

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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 4—Goodwill and Intangible Assets:

Goodwill

Goodwill had a carrying value of $860 million and $379 million as of October 30, 2015 and January 30, 2015, respectively. Goodwill increased by $481 million during the nine months ended October 30, 2015 due to the acquisition of Scitor. There were no impairments of goodwill during the periods presented.

Intangible Assets

Intangible assets, all of which were finite-lived, consisted of the following:

	October 30, 2015			January 30, 2015
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
	(in millions)
Intangible assets:
Customer relationships	$238	$(15)	$223	$10	$(8)	$2
Trade name	9	(3)	6	-	-	-
Backlog	14	(9)	5	-	-	-
Software technology	6	(6)	-	25	(25)	-
Total intangible assets	$267	$(33)	$234	$35	$(33)	$2

Intangible assets with a gross carrying value of $23 million became fully amortized during the three months ended October 30, 2015 and are no longer reflected in the gross carrying value after becoming fully amortized. Amortization expense related to intangible assets was $12 million and $23 million for the three and nine months ended October 30, 2015, respectively, and zero and $1 million for the three and nine months ended October 31, 2014, respectively. There were no intangible asset impairment losses during the periods presented.

The estimated annual amortization expense related to intangible assets as of October 30, 2015 was as follows:

Fiscal Year Ending	Total
(in millions)
Remainder of 2016	$10
2017	26
2018	20
2019	20
2020	20
2021 and thereafter	138
Total	$234

Actual amortization expense in future periods could differ from these estimates as a result of future acquisitions, divestitures, impairments and other factors.

Note 5—Stock-Based Compensation:

Stock Options

During the nine months ended October 30, 2015, the Company granted certain employees 0.3 million stock options with a weighted-average exercise price and weighted-average grant date fair value of $52.18 and $11.76, respectively. These options will expire on the seventh anniversary of the grant date and will vest ratably on each anniversary of the grant date over a three-year period.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Restricted Stock Units (RSUs)

During the nine months ended October 30, 2015, the Company granted certain employees 0.5 million RSUs with a weighted-average grant date fair value of $51.97, which will vest ratably on each anniversary of the grant date over a four-year period.

Performance Shares

During the nine months ended October 30, 2015, the Company granted to certain employees 0.1 million performance share awards with a grant date fair value of $52.11 per award. These awards will cliff vest on the third anniversary of the grant date, subject to meeting the minimum service requirements and the achievement of certain annual and cumulative financial metrics of the Company’s performance, with the number of shares ultimately issued, if any, ranging up to 150% of the performance share awards granted.

Note 6—Income Taxes:

As of October 30, 2015, the Company evaluated its tax positions and determined that it does not have a liability for any uncertainty in income taxes. The tax authorities, however, may determine that the Company owes additional taxes upon review of the Company’s tax filings.

Provision for income taxes as a percentage of income before income taxes was 32.1% and 37.5% for the three and nine months ended October 30, 2015, respectively, and 37.3% and 37.5% for the three and nine months ended October 31, 2014, respectively. Tax rates for the three months ended October 30, 2015 were lower than for the three months ended October 31, 2014 primarily due to the identification of additional expenditures that qualified for the manufacturers’ tax deduction and the federal research tax credit in prior fiscal years. Tax rates for the nine months ended October 30, 2015 remained consistent with tax rates for the nine months ended October 31, 2014 due to higher permanent tax benefits offset by non-deductible acquisition costs in fiscal 2016. Tax rates for the period ended October 30, 2015 were lower than the combined federal and state statutory rates due to higher permanent tax benefits.

On May 4, 2015, the Company acquired all of Scitor’s stock in a transaction taxable to the selling shareholders. The Company inherited Scitor’s historical tax basis in deductible goodwill, certain other intangible assets, and operating loss carryforwards. The tax deductible goodwill was $136 million and the tax deductible identified intangible assets were $163 million. The Company inherited a federal and state net operating loss of $89 million subject to Internal Revenue Service Section 382 limitations. The Company expects to utilize these losses over the next 6 years.

Note 7—Debt Obligations:

The Company’s long-term debt as of the periods presented was as follows:

	October 30, 2015					January 30, 2015
	Stated interest rate	Effective interest rate	Principal	Unamortized Debt Issuance Costs	Net	Principal	Unamortized Debt Issuance Costs	Net
			(in millions)
Term loan A facility due September 2018	3.00%	3.17%	$563	$(2)	$561	$489	$(3)	$486
Term loan B facility due May 2022	3.75%	4.26%	567	(16)	551	-	-	-
Total long-term debt			$1,130	$(18)	$1,112	$489	$(3)	$486
Less current portion			70	(3)	67	32	(1)	31
Total long-term debt, net of current portion			$1,060	$(15)	$1,045	$457	$(2)	$455

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

As of October 30, 2015, the Company has a $1.3 billion credit facility (the Credit Facility) between the Company, as borrower, and Citibank, N.A. (Citibank), as administrative agent, which consists of a $200 million secured revolving credit facility (the Revolving Credit Facility), a $563 million secured term facility (Term Loan A Facility), and a $567 million secured term facility (Term Loan B Facility) (together, the Term Loan Facilities). The Revolving Credit Facility capacity is available to the Company through September 2018, but no draws have been made. Borrowings under the Revolving Credit Facility must be repaid in full by September 2018.

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

Interest payments under the terms of the Second Amended Credit Agreement are due based on the type of loan selected. Interest in respect of Base Rate loans is payable quarterly in arrears on the last day of each calendar quarter. Interest in respect of Eurocurrency Rate loans is payable in arrears on the last day of the applicable interest period and every three months in the case of interest periods in excess of three months.

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

The Term Loan A Facility principal under the Second Amended Credit Agreement is repaid quarterly on the last business day of each July, October, January, and April, commencing on July 31, 2015 in an amount equal to a specified percentage of the Term Loan A Facility aggregate principal amount outstanding as of May 4, 2015 (1.299% for July 31, 2015; 1.948% for October 31, 2015 to July 31, 2016; and 2.597% for October 31, 2016 until the Term Loan A Facility matures). Prior to the Second Amended Credit Agreement, the Company repaid principal on the Initial Term Loan Facility in quarterly installments of $6 million commencing October 2014 through April 2015. The Term Loan B Facility principal amortizes quarterly in an amount equal to 0.25% of the initial aggregate principal amount of Term Loan B Facility plus accrued interest on the amount of principal repaid, which is payable on each October 31, January 31, April 30, and July 31 until it matures. Principal amortization began July 31, 2015. The scheduled principal repayments for Term Loan A, Term Loan B, or both, may be further reduced or eliminated by voluntary or mandatory principal prepayments. Voluntary principal prepayments may be applied to either or both loans at the Company’s direction. Mandatory principal prepayments are allocated to Term Loan A and Term Loan B on a pro rata basis and reduce the remaining scheduled principal installments for each facility.

The Credit Facility requires the maintenance of a Senior Secured Leverage Ratio (as defined in the Second Amended Credit Agreement) of not greater than 4.00 to 1.00 until July 31, 2016, and not greater than 3.75 to 1.00 thereafter, and requires the Company to make an annual prepayment as a portion of its Excess Cash Flow (as defined in the Second Amended Credit Agreement). As of October 30, 2015, the current portion of long-term debt includes estimated mandatory prepayments for Excess Cash Flow of $18 million due in the first quarter of fiscal 2017.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Credit Facility contains certain restrictive covenants applicable to the Company and its subsidiaries, which include limitations on the ability to merge or consolidate with other entities; enter into property sale and lease-back transactions and pay dividends or make stock repurchases under certain leverage ratios. The Credit Facility also contains certain customary events of default, including, among others, defaults based on certain bankruptcy and insolvency events, nonpayment, cross-defaults to other debt, breach of specified covenants, ERISA events, material monetary judgments, change of control events and the material inaccuracy of the Company’s representations and warranties. If an event of default occurs and is continuing under the Credit Facility, the administrative agent shall at the request of the required lenders or may with the consent of the required lenders terminate the commitments thereunder, declare amounts outstanding (including principal and accrued interest and fees) payable immediately, and enforce any and all rights and interests. As of October 30, 2015 the Company was in compliance with the covenants under its Credit Facility.

Maturities of long-term debt as of October 30, 2015 are:

Fiscal Year Ending	Total (1)
(in millions)
Remainder of fiscal 2016	$13
2017	59
2018	66
2019	443
2020	6
2021 and thereafter	543
Total principal payments	$1,130
(1)	Amounts exclude the effect from estimated mandatory prepayments for Excess Cash Flow.

As of October 30, 2015 and January 30, 2015, the carrying value of the Company’s outstanding debt obligations approximated its fair value. The fair value of long-term debt is calculated using Level 2 inputs, based on interest rates available for debt with terms and maturities similar to the Company’s Term Loan Facilities.

Note 8—Derivative Instruments Designated as Cash Flow Hedges:

The Company’s derivative instruments designated as cash flow hedges consist of:

					Liability Fair Value (1) at
	Notional Amount at October 30, 2015	Pay Fixed Rate	Receive Variable Rate	Settlement and Termination	October 30, 2015	January 30, 2015
	(in millions)				(in millions)
Term Loan A Interest Rate Swaps	$466	1.41%	1-month LIBOR	Monthly through September 26, 2018	$6	$8
Term Loan B Interest Rate Swaps	350	1.88%	3-month LIBOR (2)	Quarterly through May 7, 2020	5	-
Total	$816				$11	$8

(1)  The fair value of the fixed interest rate swaps liability is included in accounts payable and accrued liabilities on the condensed and consolidated balance sheets.

(2)  Subject to a 0.75% floor.

The Company is party to fixed interest rate swap instruments that are designated and accounted for as cash flow hedges to manage risks associated with interest rate fluctuations on a portion of the Company’s floating rate debt. In September 2013, the Company entered into fixed interest rate swaps that aggregate to the same notional amount and tenor as the Initial Term Loan A Facility to hedge the variability in interest payment cash flows. The Company did not hedge the Incremental Term Loan A draw of $100 million. Effective on May 7, 2015, the Company entered into fixed interest rate swaps to hedge the variability in interest payments on the first $350 million of Term Loan B Facility over five years and will account for this as a cash flow hedge. The counterparties to all swap agreements are financial institutions. See Note 9 for the effective portion of the unrealized change in fair values on cash flow hedges recognized in other comprehensive

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

income (loss) and the amounts reclassified from accumulated other comprehensive loss into earnings for the current and comparative periods presented. There was no ineffectiveness during any of the periods presented. The Company estimates that it will reclassify $8 million of unrealized losses from accumulated other comprehensive loss into earnings in the twelve months following October 30, 2015.

Note 9—Changes in Accumulated Other Comprehensive Loss by Component:

The following table presents the changes in accumulated other comprehensive loss attributable to the Company’s fixed interest rate swap cash flow hedges that are discussed in Note 8.

	Unrealized Losses on Fixed Interest Rate Swap Cash Flow Hedges
	Pre-Tax Amount (a)	Income Tax (b)	Net Amount
	(in millions)
Three months ended October 30, 2015:
Balance at July 31, 2015	$6	$(2)	$4
Other comprehensive loss before reclassifications	7	(3)	4
Amounts reclassified from accumulated other comprehensive loss	(3)	1	(2)
Net other comprehensive loss	4	(2)	2
Balance at October 30, 2015	$10	$(4)	$6

Three months ended October 31, 2014:
Balance at August 1, 2014	$2	$(1)	$1
Other comprehensive loss before reclassifications	3	(1)	2
Amounts reclassified from accumulated other comprehensive loss	(2)	1	(1)
Net other comprehensive loss	1	-	1
Balance at October 31, 2014	$3	$(1)	$2

Nine months ended October 30, 2015:
Balance at January 30, 2015	$8	$(3)	$5
Other comprehensive loss before reclassifications	9	(4)	5
Amounts reclassified from accumulated other comprehensive loss	(7)	3	(4)
Net other comprehensive loss	2	(1)	1
Balance at October 30, 2015	$10	$(4)	$6

Nine months ended October 31, 2014:
Balance at January 31, 2014	$3	$(1)	$2
Other comprehensive loss before reclassifications	5	(2)	3
Amounts reclassified from accumulated other comprehensive loss	(5)	2	(3)
Net other comprehensive loss	-	-	-
Balance at October 31, 2014	$3	$(1)	$2

(a)	The amount reclassified from accumulated other comprehensive loss was included in interest expense.
(b)	The amount reclassified from accumulated other comprehensive loss was included in the provision for income taxes.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 10—Operating Leases:

The Company occupies most of its facilities under operating leases. Rental expense for facilities and equipment was $14 million and $42 million for the three and nine months ended October 30, 2015, respectively, and $10 million and $30 million for the three and nine months ended October 31, 2014, respectively.

Future minimum operating lease commitments at October 30, 2015 are:

Fiscal Year Ending	(in millions)
Remainder of 2016	$12
2017	43
2018	38
2019	33
2020	27
2021 and thereafter	40
Total	$193

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

In accordance with the MTCA, former Parent agreed to seek the U.S. government’s approval to novate all of the contracts under which the Company is obligated to fulfill the remaining terms. In July 2014, the government signed an agreement authorizing the novation of these contracts from former Parent to the Company and, as of October 30, 2015, the novation process is substantially complete. The MTCA also governs the relationship between former Parent and the Company with regard to the treatment of contracts, proposals, and teaming arrangements where both companies are or will be jointly performing work after separation. Each of former Parent and the Company indemnify the other party for work performed by it under the MTCA.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Government Investigations, Audits and Reviews

The Company is routinely subject to investigations and reviews relating to compliance with various laws and regulations with respect, in particular, to its role as a contractor to federal, state and local government customers and in connection with performing services in countries outside of the United States. U.S. government agencies, including the Defense Contract Audit Agency (DCAA), the Defense Contract Management Agency and others, routinely audit and review a contractor’s performance on government contracts; indirect rates and pricing practices; and compliance with applicable contracting and procurement laws, regulations and standards. They also review the adequacy of the contractor’s compliance with government standards for its business systems. Adverse findings in these investigations, audits, or reviews can lead to criminal, civil or administrative proceedings, and the Company could face disallowance of previously billed costs, penalties, fines, compensatory damages and suspension or debarment from doing business with governmental agencies. Adverse findings, due to the Company’s reliance on government contracts, could also have a material adverse effect on its business, including its financial position, results of operations and cash flows.

The Company’s indirect cost audits by the DCAA remain open for fiscal 2011 and subsequent years. Although the company has recorded contract revenues subsequent to and including fiscal 2011 based on an estimate of costs that the Company believes will be approved on final audit, the Company does not know the outcome of any ongoing or future audits and if future adjustments exceed the Company’s reserves for potential adjustments, its profitability could be materially adversely affected.

The Company has recorded reserves for estimated net amounts to be refunded to customers for potential adjustments for indirect cost audits and compliance with U.S. government cost accounting standards, which include indemnification obligations owing to former Parent for periods prior to the Distribution Date. As of October 30, 2015, the Company has recorded a total liability of $24 million for estimated net amounts to be refunded to customers for potential adjustments from audits of contract costs. Any additional amounts which may be determined to be owed for periods prior to the separation will be allocated to former Parent and the Company in proportions determined in accordance with the Distribution Agreement.

Timekeeping Contract with City of New York

In March 2012, in connection with the resolution of certain investigations related to an automated time and attendance and workforce management system (CityTime) that former Parent developed and implemented for certain New York City agencies, former Parent entered into a three-year deferred prosecution agreement (DPA) with the U.S. Attorney’s Office for the Southern District of New York. Under the terms of the DPA, the U.S. Attorney’s Office deferred prosecution of a single criminal count against former Parent. As of March 2015, former Parent fully satisfied the requirements of the DPA, and the DPA expired with the conclusion of the three year term. As a result, the U.S. Attorney’s Office filed an application with the court to dispose of the charge and, on March 16, 2015, the court entered an order disposing of the pending charge against former Parent. Although the Company was not subject to the DPA, it previously had complied with applicable compliance provisions of the DPA. Following expiration of the DPA, the compliance provisions under the DPA also terminated.

In August 2012, former Parent entered into an administrative agreement with the U.S. Army as lead agency on behalf of the U.S. government relating to the resolution of its investigation into the CityTime contract that confirms former Parent’s continuing eligibility to enter into and perform contracts with the U.S. government. Under the terms of the administrative agreement, former Parent has agreed, among other things, to maintain a contractor responsibility program having the specific elements described in the administrative agreement, including retaining an independent monitor and providing certain reports to the U.S. Army. In conjunction with the separation, the Company notified the U.S. Army that it would comply with the obligations set forth in the administrative agreement following the separation. The administrative agreement had a duration of five years, or a termination date in August 2017, with a provision that allowed former Parent to request earlier termination after three years, or after August 2015. In October 2015, the U.S. Army granted former Parent’s request for early termination of the administrative agreement. Following the October 2015 termination of the administrative agreement, the Company has no further obligations under that agreement.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Army Brigade Combat Team Modernization Engineering, Manufacturing and Development (BCTM) Program

The BCTM program was terminated for convenience by the Department of Defense (DoD) effective in September 2011. From October 2009 through termination, the Company and its prime contractor performed on this program under an undefinitized change order with a provisional billing rate that allowed the Company to receive a lesser amount of the projected fixed fee (contract profit) than the estimated fixed fee due until completion of contract negotiations. The Company has recognized revenues of approximately $480 million (including estimated fees) from October 2009 through August 2013 under the undefinitized change order. During fiscal 2013, an agreement in principle was reached between the prime contractor and the DoD; however, a formal contract modification has not yet been received. The Company had an outstanding receivable of approximately $2 million on this contract as of October 30, 2015.

Letters of Credit and Surety Bonds

The Company has outstanding obligations relating to letters of credit of $6 million as of October 30, 2015, principally related to guarantees on insurance policies. The Company also has outstanding obligations relating to surety bonds in the amount of $14 million, principally related to performance and payment bonds on the Company’s contracts. The majority of the surety bonds outstanding were initially obtained by former Parent and the Company is required to satisfy these obligations under the terms of the Distribution Agreement.

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

The Company utilizes a 52/53 week fiscal year, ending on the Friday closest to January 31, with fiscal quarters typically consisting of 13 weeks. Fiscal 2015 began on February 1, 2014 and ended on January 30, 2015, while fiscal 2016 began on January 31, 2015 and ends on January 29, 2016. The third quarter of fiscal 2015 ended on October 31, 2014, while the third quarter of fiscal 2016 ended on October 30, 2015.

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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

The U.S. government has increasingly relied on contracts that are subject to a competitive bidding process (including indefinite delivery, indefinite quantity (IDIQ), U.S. General Services Administration (GSA) schedules and other multi-award contracts) which has resulted in greater competition and increased pricing pressure. We expect that a majority of the business that we seek in the foreseeable future will be awarded through a competitive bidding process. Despite the budget and competitive pressures impacting the industry, we believe we are well positioned to expand customer penetration and benefit from opportunities that we have not previously pursued.

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

Management of Operating Performance and Reporting

We manage our business to achieve our long-term financial targets, which we expect to accomplish on average and over time. These financial targets include low single digit internal revenue growth, operating margin expansion of 10 to 20 basis points annually, and return of capital in excess of operating needs. Internal revenue growth (contraction) is the method by which we evaluate the growth generated by SAIC after acquisitions. We calculate our internal revenue growth (contraction) by comparing our reported revenue for the current year to the reported revenue for the prior year comparable period adjusted to include the comparable period historical revenue of acquired businesses as if the acquisition took place in the prior year.

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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Results of Operations

The primary financial performance measures we use to manage our business and monitor results of operations are revenue, operating income, and cash flows from operating activities. The following table summarizes our results of operations:

	Three Months Ended			Nine Months Ended
	October 30, 2015	Percent change	October 31, 2014	October 30, 2015	Percent change	October 31, 2014
	(dollars in millions)
Revenues	$1,129	14%	$993	$3,216	11%	$2,894
Revenues performed by former Parent	7	(36%)	11	28	(28%)	39
Total revenues	1,136	13%	1,004	3,244	11%	2,933
Cost of revenues	1,023	13%	906	2,911	10%	2,645
Cost of revenues performed by former Parent	7	(36%)	11	28	(28%)	39
Total cost of revenues	1,030	12%	917	2,939	10%	2,684
Selling, general, and administrative expenses	41	71%	24	116	71%	68
Acquisition and integration costs	1	100%	-	16	100%	-
Operating income	64	2%	63	173	(4%)	181
As a percentage of revenues	5.7%		6.3%	5.4%		6.3%
As a percentage of revenues, excluding acquisition and integration costs (a)	5.8%		6.3%	5.9%		6.3%
Net income	$34	(8%)	$37	$89	(15%)	$105
Cash flows provided by operating activities	$68	(17%)	$82	$118	(35%)	$181

Revenues. Revenues increased $136 million, or 14%, for the three months ended October 30, 2015 as compared to the three months ended October 31, 2014. The increase in revenue was due to the acquisition of Scitor which generated $148 million in revenue during the quarter. This increase was partially offset by lower material volume on supply chain contracts ($19 million).

Revenues increased $322 million, or 11%, for the nine months ended October 30, 2015 as compared to the nine months ended October 31, 2014. The acquisition of Scitor contributed revenues of $295 million during the current year. The remainder of the increase is due primarily to increased DoD subcontract and material revenues ($13 million) and increased material volume on supply chain contracts ($18 million). As expected, revenues performed by former Parent decreased during the nine months ended October 30, 2015 from the comparable prior year period due to the ramp down of pre-separation joint work.

Selling, General and Administrative Expenses (SG&A). We classify indirect costs incurred within or allocated to our U.S. government customers as cost of revenues or SG&A in the same manner as such costs are defined in our Disclosure Statements under Cost Accounting Standards (CAS). Effective in fiscal 2016 we updated our Disclosure Statements, which resulted in certain costs which had previously been included in cost of revenues to now be included in SG&A ($2 million and $6 million for the three and nine months ended October 30, 2015, respectively); however, total operating costs were not affected by this change.

SG&A increased $17 million, or 71%, for the three months ended October 30, 2015 as compared to the three months ended October 31, 2014. The increase in SG&A was due primarily to amortization of intangible assets acquired in the Scitor acquisition ($11 million) and other SG&A attributable to Scitor’s operations ($6 million including retention). In addition, as described above, SG&A increased, with a corresponding decrease to cost of revenues, as a result of the update to our Disclosure Statements.

SG&A increased $48 million, or 71%, for the nine months ended October 30, 2015 as compared to the nine months ended October 31, 2014. The increase in SG&A was due primarily to amortization of intangible assets acquired in the Scitor acquisition ($22 million) and other SG&A attributable to Scitor’s operations ($16 million including retention). In addition, SG&A increased, with a corresponding decrease to cost of revenues, as a result of the update to our Disclosure Statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Operating Income. Operating income increased $1 million from the comparable prior year period to 5.7% of revenues for the three months ended October 30, 2015. The increase in operating income was primarily due to operating income generated by Scitor during the quarter ($5 million after $11 million of amortization of intangible assets acquired through the acquisition), which was partially offset by lower favorable changes in estimates on contracts accounted for under the percentage-of-completion method compared to the prior year period ($3 million) and costs associated with the integration of Scitor ($1 million).

Operating income decreased $8 million from the comparable prior year period to 5.4% of revenues for the nine months ended October 30, 2015. The decrease in operating income as a percentage of revenues was primarily due to costs associated with the acquisition and integration of Scitor ($16 million) which was partially offset by operating income generated by Scitor during the period ($8 million after $22 million of amortization of intangible assets acquired through the acquisition).

Net Income. Net income for the three months ended October 30, 2015 decreased $3 million from the comparable prior year period to $34 million. The decrease was primarily due to increased interest expense on incremental term loan borrowings related to the Scitor acquisition ($7 million, net of tax) partially offset by a decrease in the effective tax rate ($3 million) and increased operating income ($1 million).

Net income for the nine months ended October 30, 2015 decreased $16 million from the comparable prior year period to $89 million. The decrease was primarily due to increased interest expense on incremental term loan borrowings related to the Scitor acquisition ($11 million, net of tax) and decreased operating income ($8 million).

Cash Flows from Operating Activities. Cash flows provided by operating activities were $118 million for the nine months ended October 30, 2015, a decrease of $63 million from the comparable prior year period. The decrease in operating cash over the prior year period was primarily due to changes in the timing of income tax payments in the prior year ($29 million in inventory, prepaid expenses, and other current assets and $6 million in income taxes payable), current year payments for acquisition and integration costs ($16 million) and an internal investment of working capital in the current year for the Assault Amphibious Vehicle contract ($30 million in receivables offset by $10 million in accounts payable and accrued liabilities), offset by strong customer collections across our contract portfolio in the current year and cash provided by the operating activities of Scitor.

Internal Revenue Growth (Contraction)

In addition to the primary financial measures, we utilize internal revenue growth (contraction) to evaluate performance of the enterprise post-acquisitions. We calculate internal revenue growth (contraction) by comparing our reported revenue for the current year to the reported revenue for the prior year comparable period adjusted to include the historical revenue of acquired businesses as if the acquisition took place in the comparable prior year period. This calculation has the effect of adding revenue for the acquired businesses for the comparable prior year to our prior year reported revenue. We use internal revenue growth (contraction) percentage as an indicator of how successful we are at growing our base business and how successful we are at growing the revenues of the businesses that we acquire. Our integration of acquired businesses allows our current management to leverage business development capabilities, drive internal resource collaboration, utilize access to markets and qualifications, and refine strategies to realize synergies, which benefits both acquired and existing businesses. As a result, the performance of the enterprise post-acquisition is an important measurement.

Internal revenue growth (contraction) for the periods presented was calculated as follows:

	Three Months Ended	Nine Months Ended
	October 30, 2015	October 30, 2015
	(in millions)
Prior year period's revenues, as reported	$993	$2,894
Revenues of acquired business for the comparable prior year period	158	313
Prior year period's revenues, as adjusted	$1,151	$3,207
Current year revenues, as reported	1,129	3,216
Internal revenue (contraction) growth	$(22)	$9
Internal revenue (contraction) growth, as a percentage	(1.9%)	0.3%

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Internal revenue contraction for the three months ended October 30, 2015 was $22 million, or approximately 2%. Revenue generated by Scitor contracted $10 million due to increased competition, transition of work to small business set aside procurements and delays in contract awards. The remaining contraction is primarily attributable to lower material volume on supply chain contracts.

Internal revenue growth for the nine months ended October 30, 2015 was $9 million, or less than 1%, when including historical revenues for Scitor in the comparable prior year period. Revenue generated by Scitor contracted $18 million due to increased competition, transition of work to small business set aside procurements and delays in contract awards. This contraction was offset by increased material volume on supply chain contracts and new awards from federal civilian agencies.

Internal revenue growth (contraction) is a non-GAAP financial measure that we reconcile above to the most directly comparable GAAP financial measure. It is not meant to be considered in isolation or as a substitute for comparable GAAP measures and should be read only in conjunction with our condensed and consolidated financial statements prepared in accordance with GAAP. The method that we use to calculate internal revenue growth (contraction) is not necessarily comparable to similarly titled financial measures presented by other companies.

Other Key Performance Measures

In addition to the financial measures described above, we believe that bookings and backlog are useful measures for management and investors to evaluate our potential future revenues. We also consider measures such as contract types and revenue mix to be useful for management and investors to evaluate our operating income and performance.

Bookings and Backlog. We had net bookings worth an estimated $1.4 billion and $3.4 billion during the three and nine months ended October 30, 2015, respectively. Total backlog has increased from the prior year end due to certain large contract wins, including the General Services Administration Enterprise Operations task order in the third quarter of fiscal 2016. Through the acquisition of Scitor during the second quarter, we obtained $1.1 billion of backlog which was recorded as an increase to our beginning backlog as of the acquisition date.

Net bookings represent the estimated amount of revenues to be earned in the future from funded and negotiated unfunded contract awards that were received during the period, net of adjustments to estimates on previously awarded contracts. We calculate net bookings as the period’s ending backlog plus the period’s revenues less the prior period’s ending backlog and initial backlog obtained through acquisitions. Scitor contract awards have been included in net bookings from the date of acquisition through October 30, 2015.

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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

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

The estimated value of our total backlog as of the dates presented was:

	October 30, 2015	January 30, 2015
	(in millions)
Funded backlog	$2,067	$1,659
Negotiated unfunded backlog	5,347	4,513
Total backlog	$7,414	$6,172

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

	Nine Months Ended
	October 30, 2015	October 31, 2014
Cost reimbursement	39%	37%
Time and materials (T&M)	29%	29%
Firm-fixed price (FFP)	32%	34%
Total	100%	100%

The contract portfolio acquired from Scitor consists of a higher proportion of cost reimbursable contracts, and a lower proportion of firm-fixed price contracts, than our historical contract portfolio.

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

	Three Months Ended			Nine Months Ended
	October 30, 2015	Percent change	October 31, 2014	October 30, 2015	Percent change	October 31, 2014
	(dollars in millions)
Labor-related revenues	$530	20%	$441	$1,503	14%	$1,323
As a % of total revenues	47%		44%	46%		45%
Subcontractor-related revenues	381	18%	324	1,094	14%	956
As a % of total revenues	33%		32%	34%		33%
Supply chain materials-related revenues	150	(9%)	165	473	5%	451
As a % of total revenues	13%		17%	15%		15%
Other materials-related revenues	75	1%	74	174	(14%)	203
As a % of total revenues	7%		7%	5%		7%

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Labor and subcontractor-related revenues increased and supply-chain and other materials-related revenues decreased as a percentage of total revenues in the three months ended October 30, 2015 compared to the prior year period primarily due to the acquisition because Scitor’s revenues are primarily generated through labor and subcontractors. Revenue mix for the nine months ended October 30, 2015 also reflects an increase in labor and subcontractor-related revenues compared to the prior year but to a lesser extent than shown in the three month comparison because higher contract materials and supply chain activity in the first quarter of fiscal 2016 was offset by the impact of Scitor beginning in the second quarter. Supply chain materials-related revenues increased and other materials-related revenues decreased as a result of changes in order volume for the nine months ended October 30, 2015.

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

Our credit facilities contain customary terms and conditions including financial covenants and covenants restricting the Company's ability to merge or consolidate with another entity or undertake other fundamental changes, enter into property sale and leaseback transactions, and incur liens. The Company’s dividends and share repurchases are limited under certain leverage ratios, and we may be required to make an annual debt prepayment (calculated as a portion of our excess cash flow as defined in the Second Amended Credit Agreement). See Note 7 of the notes to the condensed and consolidated financial statements for a more complete understanding of our Credit Facility.

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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Historical Cash Flow Trends

The following table summarizes our cash flows:

	Nine Months Ended
	October 30, 2015	October 31, 2014
	(in millions)
Total cash flows provided by operating activities	$118	$181
Total cash flows used in investing activities	(791)	(15)
Total cash flows provided by (used in) financing activities	556	(166)
Total decrease in cash and cash equivalents	$(117)	$-

Cash Provided by Operating Activities. Refer to “Results of Operations” above for a discussion of the changes in cash provided by operating activities between the nine months ended October 30, 2015 and the comparable prior year period.

Cash Used in Investing Activities. Cash used in investing activities for the nine months ended October 30, 2015 increased by $776 million, as compared to the prior year period, due to the Scitor acquisition in the current year period.

Cash Provided by Financing Activities. Cash flows provided by financing activities for the nine months ended October 30, 2015 increased by $722 million, as compared to the prior year period, primarily due to proceeds from borrowings obtained to fund the Scitor acquisition and lower share repurchase activity in the current year period under our publicly announced repurchase program. These changes were partially offset by current year payments of deferred financing costs related to the additional borrowings and term loan principal payments.

Contractual Obligations

The table provided below has been included as an update to the contractual obligations table included in our most recently filed Annual Report on Form 10-K to reflect certain obligations related to the Scitor acquisition. Other than the updates presented below, there have been no material changes to the information reported in our most recently filed Annual Report. The amounts provided in the following table are presented as of October 30, 2015.

	Payments Due by Fiscal Year
	Total	Remainder of fiscal 2016	2017- 2018	2019- 2020	2021 and thereafter
	(in millions)
Contractual obligations:
Long-term debt including current portion (1)	$1,130	$13	$125	$449	$543
Interest payments on long-term debt (2)	168	4	83	66	15
Operating lease obligations	193	12	81	60	40
Total contractual obligations	$1,491	$29	$289	$575	$598
(1)

The amounts presented are based on an anticipated loan repayment schedule. However, we may be required to make certain mandatory prepayments based on our level of cash flow generation and we also have the option to prepay loan principal amounts at any time.

(2)

Amounts represent an estimate of future variable interest payments on the Term Loan Facilities based on scheduled outstanding principal amounts, current applicable margin and projected 1- and 3-month LIBOR as of October 30, 2015. In addition, the above table excludes the impact of Excess Cash Flow (as defined in the Second Amended and Restated Credit Agreement) payments on the Term Loan B facility and excludes the effects of interest rate swaps used to hedge against changes in 1- and 3-month LIBOR.

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

Management believes that our critical accounting policies are those that are both material to the presentation of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments. Typically, the circumstances that make these judgments difficult, subjective and complex have to do with making estimates about the effect of matters that are inherently uncertain. Other than as noted below, there have been no changes to our existing critical accounting policies during the nine months ended October 30, 2015 from those disclosed in our most recently filed Annual Report on Form 10-K.

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

The valuations are based on information that existed as of the acquisition date. During the measurement period, that shall not exceed one year from the acquisition date, the Company may retrospectively adjust provisional amounts recorded for assets acquired and liabilities assumed to reflect new information that the Company has subsequently obtained regarding facts and circumstances that existed as of the acquisition date.

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

Debt Obligations. Our financial risk management objective is to reduce variability in earnings from changes in interest rates, which we may manage through operational means or the use of financial instruments, such as interest rate swaps. We have approximately $1.1 billion of variable rate debt. The fair value of our outstanding long-term debt obligations approximates its carrying value. In connection with the issuances of our variable rate Term Loan A and Term Loan B Facilities, we entered into fixed interest rate swap agreements, effectively converting a substantial portion of our variable rate debt to fixed rate debt in order to mitigate our exposure to fluctuations in interest rates. We expect to evaluate any additional debt that we incur in the future in accordance with our risk management objectives. A hypothetical 50 basis points (bps) change to interest rates would not materially change our results of operations or cash flows. For additional information related to our debt and interest rate swap agreements, see Notes 7 and 8, respectively, of the notes to the condensed and consolidated financial statements contained in this Quarterly Report on Form 10-Q.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Derivatives. As of October 30, 2015, the fair value of our fixed interest rate swaps was $11 million (liability). Under the swap agreements, we pay a fixed rate and the counterparties to the agreements pay a floating interest rate based on 1-month or 3-month LIBOR. A hypothetical 50 bps change in the 1-month LIBOR and 3-month LIBOR curves would change the fair value of the fixed interest rate swaps up to $15 million (liability or asset), respectively. Since the interest rate swaps are accounted for as cash flow hedges, the change in fair value is reported as a component of equity (accumulated other comprehensive income or loss). We do not hold or issue derivative financial instruments for trading or speculative purposes. For additional information related to calculating the fair value of our interest rate swaps, see Note 8 of the condensed and consolidated financial statements contained in this Quarterly Report on Form 10-Q.

Item 4. Controls and Procedures

Our management, with the participation of our principal executive officer (our Chief Executive Officer) and principal financial officer (our Chief Financial Officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) and have concluded that as of October 30, 2015 these controls and procedures were operating and effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarterly period covered by this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We have provided information about legal proceedings in which we are involved in our fiscal 2015 Annual Report on Form 10-K, and we have provided an update to this information in Note 11 – Legal Proceedings and Other Commitments and Contingencies of the notes to the condensed and consolidated financial statements contained within this Quarterly Report on Form 10-Q.

In addition to the described legal proceedings, we are routinely subject to investigations and reviews relating to compliance with various laws and regulations. Additional information regarding such investigations and reviews is included in our fiscal 2015 Annual Report on Form 10-K, and we have also updated this information in Note 11 – Legal Proceedings and Other Commitments and Contingencies of the notes to the condensed and consolidated financial statements contained within this Quarterly Report on Form 10-Q, under the heading “Government Investigations, Audits and Reviews”.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in our most recently filed Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities. We may repurchase shares on the open market in accordance with established repurchase plans. Whether repurchases are made and the timing and amount of repurchases depends on a variety of factors including market conditions, our capital position, cash flows from operations, and other factors. We also repurchase shares in connection with stock option and stock award activities to satisfy tax withholding obligations.

The following table presents repurchases of our common stock during the three months ended October 30, 2015:

Period (1)	Total Number of Shares (or Units) Purchased (2)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (3)
August 1, 2015 - September 4, 2015	954	$53.47	-	1,459,153
September 5, 2015 - October 2, 2015	179,991	41.50	175,889	4,824,111
October 3, 2015 - October 30, 2015	260,146	42.77	255,252	4,568,859
Total	441,091	$42.28	431,141
(1)	Date ranges represent our fiscal periods during the current quarter. Our fiscal quarters typically consist of one five-week period and two four-week periods.
(2)

Includes shares purchased upon surrender by stockholders of previously owned shares to satisfy minimum statutory tax withholding obligations related to stock option exercises and vesting of stock awards in addition to shares purchased under our publicly announced plans or programs.

(3)

On September 11, 2015 the number of additional shares of our common stock that may be repurchased under our existing repurchase program previously announced in October 2013 was increased by 3.5 million shares, bringing the total authorized shares to be repurchased under the program to approximately 8.5 million shares. As of October 30, 2015, we have repurchased approximately 4.0 million shares of common stock under the program.

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

Date: December 2, 2015

Science Applications International Corporation

/s/ John R. Hartley

John R. Hartley Executive Vice President and Chief Financial Officer