Form 10-K
period 2016-01-29
Science Applications International Corp
filed 2016-03-29
CIK 1571123

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 29, 2016

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
703-676-4300

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

As of July 31, 2015 (the last business day of the registrant’s most recently completed second quarter), the aggregate market value of the registrant’s common stock (based upon the closing stock price) held by non-affiliates was $2.3 billion.

The number of shares issued and outstanding of the registrant’s common stock as of March 4, 2016 was 44,775,496 shares ($.0001 par value per share).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Science Applications International Corporation’s Definitive Proxy Statement for the 2016 Annual Meeting of Stockholders are incorporated by reference in Part III of this report.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

FORM 10-K

i

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Part I

Item 1. Business

The Company

Science Applications International Corporation (herein referred to as “SAIC,” the “Company,” “we,” “us,” or “our”) is a leading provider of technical, engineering and enterprise information technology (IT) services primarily to the U.S. government, including the Department of Defense (DoD), the intelligence community and federal civilian agencies. We provide engineering, systems integration and information technology offerings for large, complex government projects and offer a broad range of services with a targeted emphasis on higher-end, differentiated technology services. Our end-to-end enterprise IT offerings span the entire spectrum of our customers’ IT infrastructure. We commenced operations on September 27, 2013 (the Distribution Date) following completion of a spin-off transaction from our former parent, Leidos Holdings, Inc. (collectively with its consolidated subsidiaries, “former Parent”).

Our business has a long and successful history, tracing its roots to the earliest days of former Parent which was founded in 1969 as a scientific research and engineering firm. Our customers include all branches of the U.S. military (Army, Air Force, Navy, Marines and Coast Guard), U.S. Defense Logistics Agency, National Aeronautics and Space Administration (NASA), U.S. Department of State, and U.S. Department of Homeland Security (DHS). In May 2015 we completed the acquisition of privately held Scitor Holdings, Inc. (Scitor), a leading provider of services to the intelligence community, which enables us to gain access to new customers primarily in the classified workspace. Our long-standing customer relationships have enabled us to achieve an in-depth understanding of our customers’ missions and provide differentiated service offerings to meet our customers’ most complex requirements. Our offerings include: engineering; technology and equipment platform integration; maintenance of ground and maritime systems; logistics; training and simulation; operation and program support services; and end-to-end services spanning the design, development, integration, deployment, management and operations, sustainment and security of our customers’ entire IT infrastructure. We serve our customers through approximately 1,700 active contracts and task orders. We have approximately 15,000 employees that are led by an experienced executive team of proven industry leaders.

Our core strengths have supported our successful performance on programs of national importance. Those strengths include:

Enduring Customer Relationships and Mission-Orientation. We have strong and long-lasting relationships with diverse customers throughout the U.S. government. Our track record of serving the missions of our government customers spans decades, including several enduring customer relationships that have lasted 20 years or more. Our employees, many of whom are deployed at customer sites, work closely with our customers in fulfilling their missions. Our strong customer relationships enable us to develop deep customer knowledge and translate our mission understanding into successful program execution that fosters continued demand for our services.

Full Life Cycle Offerings. We integrate technologies and deliver services that provide our customers with seamless end-to-end solutions. Our expertise includes initial requirements definition, development and integration services, training, logistics and sustainment. These full life cycle offerings, combined with deep customer knowledge, allow us to more effectively support our customers’ missions.

Significant Scale and Diversified Contract Base. With approximately $4.3 billion in revenue in fiscal 2016, we are one of the largest pure play technical service providers to the U.S. government. Our significant scale advantage enables us to serve as prime systems integrator on large, complex programs and to allocate resources toward further developing and expanding our repeatable, proven solutions and differentiated technical capabilities. Our diversified revenue base consists of programs ranging from research and development to operations and maintenance.

Technical Experts Led by Experienced Management. The quality, training and knowledge of our employees are important competitive assets. Our skilled workforce ranges from entry-level technicians to expert-level professionals in network engineering, software design and development, logistics, technology integration and systems engineering. Additionally, the majority of our workforce holds an active security clearance, which is required on many of our existing programs and future program opportunities.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Our workforce is led by a talented and experienced senior leadership team with a long history of solving our customers’ most difficult challenges. Collectively, our executive team averages more than 25 years of industry experience, consisting of members who have served as senior leaders in public companies and are recognized as leaders in their respective markets by customers and partners.

Repeatable Methodologies and Certified Processes. Our technical excellence is driven by our proven, repeatable, disciplined processes for management, engineering, technical support and services. We deploy our tools and processes enterprise-wide and emphasize a consistent approach to planning, designing, and delivering solutions and services to our customers. We hold certifications from the International Organization for Standardization (including ISO 9001:2008, ISO/IEC 27001:2013, ISO 20000-1:2011 and AS9100), and from the Capability Maturity Model Integration Institute as a CMMI®-DEV Maturity Level 3 organization.

Each of our operating segments is focused on providing our full range of offerings to its respective customer base. Our operating segments have been aggregated into one reportable segment for financial reporting purposes.

For additional discussion and analysis related to recent business developments, see “Economic Opportunities, Challenges and Risks” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II of this report.

Key Customers

In each of fiscal 2016, 2015 and 2014, over 95% of our total revenues were attributable to prime contracts with the U.S. government or to subcontracts with other contractors engaged in work for the U.S. government. Substantially all of our revenues were earned by entities located in the United States.

We generated more than 10% of our total revenues during each of the last three fiscal years from each of the U.S. Army and U.S. Navy. The percentages of total revenues for the U.S. government, its agencies and other customers, including those comprising more than 10% of total revenues for each of the three years ended January 29, 2016 were:

	Year Ended
	January 29, 2016	January 30, 2015	January 31, 2014
U.S. Army	29%	28%	29%
U.S. Navy	16%	20%	21%
Other DoD	21%	22%	22%
Other federal government	31%	27%	25%
Total U.S. government	97%	97%	97%
Other	3%	3%	3%
Total	100%	100%	100%

The U.S. Army and the U.S. Navy have a number of subordinate agencies, which have separate budgets and procurement functions. Our contracts may be with the highest level of these agencies, with the subordinate agencies of these customers or as a subcontractor to other contractors engaged in work for the same.

Regulation

Our business is heavily regulated and we must comply with and are affected by laws and regulations relating to the award, administration and performance of U.S. government and other contracts. U.S. government contracts generally are subject to the Federal Acquisition Regulation (FAR), which sets forth policies, procedures and requirements for the acquisition of goods and services by the U.S. government. We may also be subject to agency-specific regulations that supplement the FAR (such as the DoD’s Defense Federal Acquisition Regulation Supplement) as well as other applicable laws and regulations. These regulations impose a broad range of requirements, many of which are unique to government contracting and include procurement, import and export, security, contract termination and adjustment, and audit requirements. In addition, these regulations govern contract pricing and reimbursable costs by, among other things, requiring certification and disclosure of cost or pricing data in connection with certain contract negotiations, defining allowable and unallowable costs, and otherwise governing the right to reimbursement under various flexibly priced contracts. These laws and regulations impose specific cost accounting practices that may increase accounting and internal control costs associated with compliance with government standards.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

The U.S. government has the ability to cancel contracts at any time through a termination for the convenience of the U.S. government. Most of our contracts have cancellation terms that would permit us to recover all or a portion of our incurred costs and contract profit for work performed when the U.S. government issues a termination for convenience.

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

Internationally, we are subject to foreign government laws and regulations, and U.S. government laws, regulations, and procurement policies and practices (including laws and regulations relating to bribery of foreign government officials, import and export control, investments, exchange controls and repatriation of earnings). We are also susceptible to varying political and economic risks.

In order to help ensure compliance with these complex laws and regulations, we have established policies and procedures that address our approach to meeting these requirements and also administer a robust ethics and compliance training program to maintain a compliance-oriented workforce.

These regulations and risks affecting our business are described in more detail under “Risk Factors” in this report.

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

Single Award Contracts. U.S. government agencies may procure services and solutions through single award contracts which specify the scope of work that will be delivered and identify the contractor that will provide the specified services. When an agency has a requirement, interested contractors are solicited, qualified and then provided with a request for proposal. The process of qualifying prospective bidders, soliciting proposals and evaluating contractor bids requires the agency to maintain a large, professional procurement staff and the bidding and selection process can take a year or more to complete. This method of contracting may provide the contractor with greater certainty of the timing and amounts to be received at the time of contract award because it generally results in the customer contracting for a specific scope of work from the single successful awardee.

Indefinite Delivery, Indefinite Quantity (IDIQ) Contracts. The U.S. government uses IDIQ contracts to obtain commitments from contractors to provide certain services or solutions on pre-established terms and conditions. The U.S. government then issues task orders under the IDIQ contracts to purchase the specific services or solutions it needs. IDIQ contracts are awarded to one or more contractors following a competitive procurement process. Under a single award IDIQ contract, all task orders under that contract are awarded to one pre-selected contractor. Under a multi-award IDIQ contract, task orders can be awarded to any of the pre-selected contractors, which can result in further limited competition for the award of task orders. Multi-award IDIQ contracts that are open for any government agency to use for the procurement of services are commonly referred to as “government-wide acquisition contracts.” IDIQ contracts often have multi-year terms and unfunded ceiling amounts that enable, but not commit, the U.S. government to purchase substantial amounts of services or solutions from one or more contractors. At the time an IDIQ contract is awarded (prior to the letting of any task orders), a contractor may have limited or no visibility as to the ultimate amount of services or solutions that the U.S. government will purchase under the contract, and, in the case of a multi-award IDIQ, the contractor from which such purchases may be made.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

U.S. General Services Administration (GSA) Schedule Contracts. The GSA maintains listings of approved suppliers of services and solutions with pre-negotiated prices for use throughout the U.S. government. In order for a company to provide services under a GSA Schedule contract, a company must be pre-qualified and awarded a contract by the GSA. When an agency uses a GSA Schedule to meet its requirements, the agency (or the GSA on behalf of the agency) conducts the procurement and bidders are limited to GSA Schedule-qualified contractors. GSA Schedule contracts are designed to provide the user agency with reduced procurement time and lower procurement costs. Similar to IDIQ contracts, at the time a GSA Schedule contract is awarded, a contractor may have limited or no visibility as to the ultimate amount of services or solutions that customers will ultimately purchase under the contract.

Contract Types

Generally, the type of contract used for the acquisition of our services and solutions is determined by or negotiated with the U.S. government and may depend on certain factors, including: the type and complexity of the work to be performed; degree and timing of the responsibility to be assumed by the contractor for the costs of performance; the extent of price competition; and the amount and nature of the profit incentive offered to the contractor for achieving or exceeding specified standards or goals. We generate revenues under several types of contracts, including the following:

•

Cost-reimbursement contracts provide for reimbursement of our direct contract costs and allocable indirect costs, plus a fee (contract profit). This type of contract is generally used when uncertainties involved in contract performance do not permit costs to be estimated with sufficient accuracy to use a fixed-price contract. Cost-reimbursement contracts usually subject us to lower risk and generally require us to use our best efforts to accomplish the scope of the work within a specified time and amount of costs.

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

•

Firm-fixed price (FFP) contracts provide for a predetermined price for specific solutions. These contracts offer us potential increased profits if we can complete the work at lower costs than planned. While FFP contracts allow us to benefit from cost savings, these contracts also increase our exposure to reduced profits or losses from increased or unexpected costs.

Our earnings and profitability may vary materially depending on changes in the proportionate amount of revenues derived from each type of contract, the nature of services or solutions provided, as well as the achievement of performance objectives and the stage of performance at which the right to receive fees is finally determined. Given the relative amount of risk assumed by the contractor, cost-reimbursement and T&M contracts generally have lower profitability than FFP contracts. For the proportionate amount of revenues derived from each type of contract for the last three fiscal years, see “Other Key Performance Measures—Contract Types” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II of this report.

Selected Financial Data

See “Selected Financial Data” in Part II of this report.

Backlog

Backlog represents the estimated amount of future revenues to be recognized under negotiated contracts as work is performed. Our backlog consists of funded backlog and negotiated unfunded backlog. At January 29, 2016 and January 30, 2015 our total backlog was $7.2 billion and $6.2 billion, respectively. For a complete description of our backlog, see “Other Key Performance Measures—Bookings and Backlog” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II of this report.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Competition

Competition for contracts is intense and we often compete against a large number of established multinational companies which may have greater name recognition, financial resources and larger technical staffs than we do. We also compete against smaller, more specialized companies that concentrate their resources on particular areas, as well as the U.S. government’s own capabilities. As a result of the diverse requirements of the U.S. government, we frequently collaborate with other companies to compete for large contracts and bid against these same companies in other situations. Our principal competitors include the following:

•

the engineering and technical services divisions of large defense contractors that provide IT services in addition to other hardware systems and products, which include companies such as General Dynamics Corporation, Lockheed Martin Corporation, Northrop Grumman Corporation, L-3 Communications Corporation and Raytheon Company;

•

contractors focused principally on technical and IT services, such as Booz Allen Hamilton Inc., Engility Holdings, Inc., CACI International, Inc., ManTech International Corporation, Serco Group plc, Vencore and CSRA Inc.;

•	diversified commercial providers that also provide U.S. government IT services, such as Accenture plc, HP Enterprise Services, International Business Machines Corporation and Unisys Corporation; and
•	contractors providing supply chain management and other logistics services, such as Agility Logistics Corporation.

We compete on various factors, which include: our technical expertise and qualified and/or security-cleared personnel; our ability to deliver innovative cost-effective solutions in a timely manner; successful program execution on previous programs; our reputation and standing with customers; pricing; and the size and geographic presence of our company.

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

Patents and Proprietary Information

Our technical services and solutions are not generally dependent on patent protection, although we do selectively seek patent protection. We claim a proprietary interest in certain of our solutions, software programs, methodologies and know-how. This proprietary information is protected by copyrights, trade secrets, licenses, contracts and other means. We selectively pursue opportunities to license or transfer our technologies to third parties.

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

Research and Development

For information related to our research and development activities, see Note 1 of the notes to the consolidated and combined financial statements contained within this report.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Seasonality

The U.S. government’s fiscal year ends on September 30. It is not uncommon for U.S. government agencies to award extra tasks or complete other contract actions leading up to the end of its fiscal year in order to avoid the loss of unexpended fiscal year funds, which may favorably impact our third fiscal quarter. In addition, as a result of a greater number of holidays occurring in our fourth fiscal quarter, as compared to our third fiscal quarter, we may experience sequentially higher revenues in our third fiscal quarter and lower revenues in our fourth fiscal quarter. For selected quarterly financial data, see Note 16 of the notes to the consolidated and combined financial statements contained within this report.

Environmental Matters

Our operations are subject to various foreign, federal, state and local environmental protection and health and safety laws and regulations. Although we do not currently anticipate that compliance costs or the liabilities associated with environmental laws will materially and adversely affect us, we cannot ensure that we will not incur material costs or liabilities in the future. These regulations and risks are described in more detail under “Risk Factors” in this report.

Executive Officers

For information about our executive officers, see “Directors, Executive Officers and Corporate Governance” in Part III of this report.

Company Website and Available Information

Our corporate headquarters is located at 1710 SAIC Drive, McLean, VA 22102.  Our phone number is (703) 676-4300 and our homepage on the internet is www.saic.com, which contains information about our Company and operations. Through a link on the Investor Relations section of our website, copies of each of our filings with the Securities and Exchange Commission (SEC) can be viewed and downloaded free of charge as soon as reasonably practicable after the reports and amendments are electronically filed with or furnished to the SEC. The information on our website is not incorporated by reference into and is not a part of this report.

You may also request hard copies of the materials referenced in the preceding paragraph, at no cost, by emailing investor relations at InvestorRelations@saic.com.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Item 1A. Risk Factors

In your evaluation of our Company and business, you should carefully consider the risks and uncertainties described below, together with information included elsewhere within this report and other documents we file with the SEC. The risks and uncertainties described below are those that we have identified as material, but are not the only risks and uncertainties facing us. Our business is also subject to general risks and uncertainties that affect many other companies, such as our ability to collect receivables, overall U.S. and global economic and industry conditions, geopolitical events, changes in laws or accounting rules, fluctuations in interest and exchange rates, terrorism, international conflicts, major health concerns, natural disasters, climate change or other disruptions of expected economic and business conditions. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may materially harm our business, financial condition or operating results and result in a decline in the price of our stock. If any of the following risks and uncertainties develop into actual events, our business, financial condition or results of operations could be materially and adversely affected, the trading price of our common stock could decline, and you could lose all or part of your investment.

Risks Relating to Our Business

We depend on U.S. government agencies as our primary customer and, if our reputation or relationships with these agencies were harmed, our future revenues and cash flows would be adversely affected.

We generated either as a prime contractor or a subcontractor to other contractors engaged in work for the U.S. government over 95% of our total revenues during each of the last three fiscal years from contracts with the U.S. government. Moreover, we generated over 60% of our total revenues during each of the last three fiscal years from the DoD, including 29% and 16% of our total revenues in fiscal 2016 from the U.S. Army and U.S. Navy, respectively. We expect to continue to derive substantially all of our revenues from work performed under U.S. government contracts. Our reputation and relationship with the U.S. government, and in particular with the agencies of the DoD, are key factors in maintaining and growing these revenues. Furthermore, each of these agencies has a number of subordinate agencies which have separate budgets and procurement functions and we may also be adversely affected if our reputation or relationships with these subordinate agencies are harmed.  Negative press reports or publicity, regardless of accuracy, could harm our reputation. Publicity that could harm our reputation might pertain to employee or subcontractor misconduct, conflicts of interest, poor contract performance, deficiencies in services or other deliverables, information security breaches or other aspects of our business. If our reputation is negatively affected, or if we are suspended or debarred from contracting with government agencies for any reason, the amount of business with government and other customers would decrease and our future revenues, cash flows, and financial results would be adversely affected.

A decline in the U.S. government defense budget, changes in spending or budgetary priorities, the failure to approve U.S. government budgets on a timely basis or delays in contract awards and other procurement activity may significantly and adversely affect our future revenues, cash flow and financial results.

Because we generate substantially all of our revenues from contracts with U.S. government agencies, our operating results could be adversely affected by spending caps or changes in budgetary priorities, as well as by delays in the government budget process, program starts or the award of contracts or task orders under contracts. Current U.S. government spending levels for defense-related and other programs may not be sustained. Future spending and program authorizations may not increase or may decrease or shift to programs in areas in which we do not provide services or are less likely to be awarded contracts. Such changes in spending authorizations and budgetary priorities may occur as a result of shifts in spending priorities from defense-related and other programs as a result of competing demands for federal funds and the number and intensity of military conflicts or other factors.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

On November 2, 2015, the President signed the Bipartisan Budget Act of 2015 (the Budget Act). The Budget Act raises the statutory limit on the amount of permissible federal debt (the debt ceiling) until March 2017 and raises the sequestration caps imposed by the Budget Control Act of 2011 (the Budget Control Act) by $80 billion, split equally between defense and domestic spending, over the next two years ($50 billion in government fiscal year (GFY) 2016 and $30 billion in GFY 2017). Sequestration caps initially were put in place for GFY 2013, which resulted in $37 billion in across the board reduction to the defense budget authority.  On December 18, 2015, Congress passed and the President signed the Consolidated Appropriations Act of 2016, which provides funding for the U.S. government for FY 2016, providing $1.1 trillion in discretionary funding for federal agencies through September 2016. However, unless Congress and the Administration can reach a new agreement by the end of GFY 2017, the full effect of sequestration will once again take effect in GFY 2018.  Further, unforeseen circumstances could cause requested spending to exceed the debt ceiling, which could result in the delay of the U.S. government's timely payment of our billings, resulting in delayed cash collection, and have significant consequences for our company, our employees, our suppliers and the defense industry.

In years when the U.S. government does not complete its budget process before the end of its fiscal year, government operations typically are funded through one or more continuing resolutions that authorize agencies of the U.S. government to continue to operate, but do not authorize new spending initiatives. When the U.S. government operates under a continuing resolution, delays can occur in contract awards due to lack of funding. Continuing resolutions have been used frequently in recent years, including GFY 2016, which operated under this funding mechanism from the October 1, 2015 start of the year until the full appropriations bill was passed on December 18, 2015.

If a continuing resolution is used to fund all or some U.S. government operations after GFY 2016, it may cause additional government contract awards to be delayed, canceled, or funded at lower levels and could adversely impact our operations, cash flows and financial results.  Failure to complete its budget or to provide for a continuing resolution may result in a federal government shutdown, which could cause us to incur labor or other costs without reimbursement under customer contracts or the delay or cancellation of key programs, and could adversely impact our operations, cash flows and financial results.

The U.S. government also conducts periodic reviews of U.S. defense strategies and priorities which may shift DoD budgetary priorities, reduce overall spending or delay contract or task order awards for defense-related programs from which we would otherwise expect to derive a significant portion of our future revenues. A significant decline in overall U.S. government spending, a significant shift in spending priorities, the substantial reduction or elimination of particular defense-related programs or significant budget-related delays in contract or task order awards for large programs could adversely affect our future revenues and limit our growth prospects.

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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

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

Our industry continues to experience significant changes to business practices as a result of an increased focus on affordability, efficiencies and recovery of costs, among other items. U.S. government agencies may face restrictions or pressure regarding the type and amount of services that they may obtain from private contractors. Legislation, regulations and initiatives dealing with procurement reform, mitigation of potential OCI’s, deterrence of fraud, and environmental responsibility or sustainability could have an adverse effect on us. Moreover, shifts in the buying practices of U.S. government agencies (such as increased usage of fixed price contracts, multiple award contracts and small business set-aside contracts) could have adverse effects on government contractors, including us. Any of these changes could impair our ability to obtain new contracts or contract renewals. Any new contracting requirements or procurement methods could be costly or administratively difficult for us to implement and could adversely affect our future revenues, profitability and prospects.

Our business is subject to reviews, audits and cost adjustments by the U.S. government, which, if resolved unfavorably to us, could adversely affect our profitability, cash flows or growth prospects.

The Defense Contract Audit Agency (DCAA), Defense Contract Management Agency (DCMA) and others routinely audit and review a contractor’s performance on government contracts, indirect cost rates and pricing practices, and compliance with applicable contracting and procurement laws, regulations and standards. They also review the adequacy of the contractor’s compliance with government standards for its business systems, which are defined as the contractor’s accounting, earned value management, estimating, materials management, property management and purchasing systems. A finding of significant control deficiencies in a contractor’s business systems or a finding of noncompliance with CAS can result in decremented billing rates to U.S. government customers until the control deficiencies are corrected and their remediation is accepted by the DCMA. The agencies conducting these audits and reviews have come under increased scrutiny. As a result, audits and reviews have become more rigorous and the standards to which we are held are being more strictly interpreted which has increased the likelihood of an audit or review resulting in an adverse outcome.

Government audits and reviews may conclude that our practices are not consistent with applicable laws and regulations and result in adjustments to contract costs and mandatory customer refunds. Such adjustments can be applied retroactively, which could result in significant customer refunds. Receipt of adverse audit findings or the failure to obtain an “approved” determination on our various business systems could significantly and adversely affect our business by, among other things, restricting our ability to bid on new contracts and, for those proposals under evaluation, diminishing our competitive position. A determination of noncompliance could also result in the U.S. government imposing penalties and sanctions against us, including withholding of payments, suspension of payments and increased government scrutiny. Increased scrutiny could adversely impact our ability to perform on contracts, affect our ability to invoice for work performed, delay the receipt of timely payment on contracts, and weaken our ability to compete for new contracts with the U.S. government.

The indirect cost audits by the DCAA of our business remain open for fiscal 2011 and subsequent years. We have recorded contract revenues subsequent to and including fiscal 2011 based on an estimate of costs that we believe will be approved on final audit. However, we do not know the outcome of any ongoing or future audits or whether future adjustments will exceed our reserves for potential adjustments.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

We have recorded reserves for estimated net amounts to be refunded to customers for potential adjustments for indirect cost audits and compliance with CAS for indemnification obligations owing to former Parent for periods prior to the spin-off date. Any additional amounts which may be determined to be owed for periods prior to the separation will be allocated to former Parent and us in proportions determined in accordance with the Distribution Agreement. Additional amounts that are allocated to us could have a material, adverse impact to our profitability and cash flows. For a more detailed discussion of the terms of the Distribution Agreement governing financial impacts of audits and reviews for periods prior to the spin-off, see Note 15 of the notes to the consolidated and combined financial statements contained within this report.

Our business is subject to governmental review and investigation which could adversely affect our profitability, cash position and growth prospects.

We are routinely subject to governmental investigations relating to our contracts and operations. If a review or investigation identifies improper or illegal activities, we may be subject to civil or criminal penalties or administrative sanctions which could include the termination of contracts, forfeiture of profits, the triggering of price reduction clauses, suspension of payments, fines, and suspension or debarment from doing business with governmental agencies. We may suffer harm to our reputation if allegations of impropriety are made against us, which would impair our ability to win new contract awards or receive contract renewals. Penalties and sanctions are not uncommon in our industry. If we incur a material penalty or administrative sanction or otherwise suffer harm to our reputation, our profitability, cash position and future prospects could be adversely affected.

The U.S. government may terminate, cancel, modify or curtail our contracts at any time and, if we do not replace them, we may be unable to achieve or sustain revenue growth and may suffer a decline in revenues and profitability.

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

We face aggressive competition that can impact our ability to obtain contracts and may affect our future revenues, profitability and growth prospects.

We expect that a majority of the business that we seek in the foreseeable future will be awarded through a competitive bidding process as the U.S. government increasingly relies on IDIQ, GSA Schedule and other multi-award contracts, which has resulted in greater competition and increased pricing pressure. The competitive bidding process involves substantial costs and a number of risks, including significant cost and managerial time to prepare bids and proposals for contracts that may not be awarded to us, or that may be awarded but for which we do not receive meaningful task orders. For contracts awarded to us, we also face the risk of inaccurately estimating the resources and costs that will be required to fulfill any contract we win. Following contract award, we may encounter significant expense, delay, contract modifications or even contract loss as a result of our competitors protesting the award of contracts to us in competitive bidding. Any resulting loss or delay of startup and funding of work under protested contract awards may adversely affect our revenues and/or profitability. In addition, multi-award contracts require that we make sustained post-award efforts to obtain task orders under the contract. As a result, we may not be able to obtain these task orders or recognize revenues under these multi-award contracts. Our failure to compete effectively in this procurement environment would adversely affect our revenues and profitability.

We compete with larger companies that have greater name recognition, financial resources and larger technical staffs and with smaller, more specialized companies that are able to concentrate their resources on particular areas. Additionally, we may compete with the U.S. government’s own capabilities.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

The markets in which we operate are characterized by both evolving customer needs and rapidly changing technology. Accordingly, our success depends on our ability to develop services and solutions that address these changing needs and to provide the people and technology needed to deliver these services and solutions. To remain competitive, we must consistently provide superior service, technology and performance on a cost-effective basis to our customers. Our competitors may be able to provide customers with different or greater capabilities or technologies or better contract terms than we can provide. They may have better technical qualifications, past contract experience, geographic presence, pricing power and qualified professional personnel. In addition, our competitors may consolidate or establish teaming or other relationships among themselves or with third parties which increases their ability to address customers’ needs in a manner that we cannot duplicate. In recent years, certain U.S. government officials have encouraged large, sophisticated commercial technology companies to enter the U.S. government services market.  Accordingly, we anticipate that larger or new competitors or alliances among competitors may emerge which may adversely affect our ability to compete for new contracts.

A failure to attract, train, retain and utilize skilled employees and our senior management team would adversely affect our ability to execute our strategy and may disrupt our operations.

Our business relies heavily upon the expertise and services of our employees. Our continued success depends on our ability to recruit and retain highly trained and skilled engineering, technical and professional personnel. Competition for skilled personnel is intense and competitors aggressively recruit key employees. In addition, many U.S. government programs require contractors to have security clearances. Depending on the level of required clearance, security clearances can be difficult and time-consuming to obtain and personnel with security clearances are in great demand. Particularly in highly specialized areas, it has become more difficult to retain employees and meet all of our needs for employees in a timely manner, which may affect our growth in the current and future fiscal years. Although we intend to continue to devote significant resources to recruit, train and retain qualified employees, we may not be able to attract, effectively train and retain these employees. Any failure to do so could impair our ability to efficiently perform our contractual obligations, timely meet our customers’ needs and ultimately win new business, all of which could adversely affect our future results.

Salaries and related costs are a significant portion of the cost of providing our services and, accordingly, our ability to efficiently utilize our workforce impacts our profitability. If our employees are under-utilized, our profitability could suffer. The degree to which we are able to utilize our employees in a timely manner or at all is affected by a number of factors including our ability to transition employees from completed projects to new assignments, forecast demand for our services in order to maintain and deploy headcount that is aligned with demand, and our need to devote resources to training, business development, and other non-contract related activities. Additionally, if our employees are over-utilized, it could have an adverse effect on employee engagement and retention, which could, in turn, have an adverse impact on our business.

We believe that our success also depends on the continued employment of a highly qualified and experienced senior management team and that team’s ability to retain existing business and generate new business. Our senior management team is important to our business because personal reputations and individual business relationships are a critical element of retaining and obtaining customer contracts in our industry. Moreover, there is little redundancy or overlap of responsibilities in our corporate functions and loss of key personnel in critical functions could lead to lack of business continuity or disruptions in our operations, financial reporting or control processes until we are able to hire and train replacement personnel.

Within the past year, we completed a significant acquisition and may make other acquisitions, investments, joint ventures and divestitures in the future that involve numerous risks, which if realized, may adversely affect our business and our future results.

In May 2015, we acquired Scitor Holdings, Inc. and its subsidiaries (Scitor) for a total purchase price of $764 million, net of cash acquired. In connection with the acquisition, we amended our Credit Facility to incur approximately $670 million of additional debt and converted the Credit Facility from an unsecured facility to a facility secured by a lien on substantially all of our assets. Under the terms of the Credit Facility, we are required to maintain a certain ratio of debt to earnings before interest, taxes, depreciation and amortization (referred to as the Leverage Ratio). Further, under the terms of the Credit Facility, we are limited in our ability to pay dividends beyond our current regular dividend and repurchase shares of our stock above a certain Leverage Ratio, are required to make certain mandatory prepayments based on the cash flow of our business, and are subject to other operational limitations.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Our Credit Facility also imposes limitations on our ability to make other acquisitions. Subject to those limitations, we may selectively pursue additional strategic acquisitions, investments and joint ventures. The Scitor acquisition and other acquisitions, investments and joint ventures pose many risks that could adversely affect our reputation, operations or financial results, including:

•	we may not retain key employees (including those with needed security clearances), customers and business partners of Scitor or those of an acquired business in the future;
•

we may fail to successfully integrate Scitor or other future acquired businesses, such as failing to successfully implement IT and other control systems relating to the operations of Scitor or any other future acquired business;

•	we may not generate sufficient earnings to meet the required Leverage Ratio under the Credit Facility, which would give lenders the right to, among other things, foreclose on our assets;
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

•	acquisitions normally require a significant investment of time and resources, which may disrupt our business and distract our management from other important responsibilities;
•

the limitations on our ability to issue dividends beyond our current regular dividend and to repurchase our stock under the Credit Facility above a certain Leverage Ratio may restrict our capital deployment decisions in the future, which may have an adverse impact on our stock price;

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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

If the Scitor acquisition or any other acquisitions, investments or joint ventures fail, perform poorly or their value is otherwise impaired for any reason, including contractions in credit markets and global economic conditions, our business and financial results would be adversely affected.

In addition, we may periodically divest businesses, including businesses that are no longer a part of our ongoing strategic plan. These divestitures similarly require significant investment of time and resources and may disrupt our business, distract management from other responsibilities and may result in losses on disposal or continued financial involvement in the divested business, including through indemnification, guarantee or other financial arrangements, for a period of time following the transaction, which could adversely affect our financial results.

We may not realize as revenues the entire amounts reflected in our backlog, which could adversely affect our expected future revenues and growth prospects.

As of January 29, 2016, our total backlog was $7.2 billion, which included $1.9 billion in funded backlog. Due to the U.S. government’s ability to not exercise contract options or to terminate, modify or curtail our programs or contracts and the rights of our non-U.S. government customers to cancel contracts and purchase orders in certain circumstances, we may realize less than expected or, in some cases, never realize revenues from some of the contracts that are included in our backlog. Our unfunded backlog, in particular, contains management’s estimate of amounts expected to be realized on unfunded contract work that may never be realized as revenues. If we fail to realize as revenues amounts included in our backlog, our expected future revenues, growth prospects and profitability could be adversely affected.

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

To varying degrees, each of our contract types involves some risk that we could underestimate the costs and resources necessary to fulfill the contract. Our profitability is adversely affected when we incur costs on cost-reimbursement and T&M contracts that we cannot bill to our customers. While FFP contracts allow us to benefit from cost savings, these contracts also increase our exposure to the risk of cost overruns. Revenues derived from FFP contracts represented approximately 32% of our total revenues for fiscal 2016. When making proposals on FFP contracts, we rely heavily on our estimates of costs and timing for completing the associated projects, as well as assumptions regarding technical issues. In each case, our failure to accurately estimate costs or the resources and technology needed to perform our contracts or to effectively manage and control our costs during the performance of work could result, and in some instances has resulted, in reduced profits or in losses. More generally, any increased or unexpected costs or unanticipated delays in connection with the performance of our contracts, including costs and delays caused by contractual disputes or other factors outside of our control (such as performance failures of our subcontractors, natural disasters or other force majeure events) could make our contracts less profitable than expected or unprofitable.

We use estimates in recognizing revenues and, if we make changes to estimates used in recognizing revenues, our profitability may be adversely affected.

A significant portion of our contract revenues are recognized using the percentage-of-completion method. This method requires estimates of total costs at completion, fees earned on the contract, or both. Particularly due to the technical nature of the services being performed and the length of certain contracts, this estimation process is complex and involves significant judgment. Adjustments to original estimates are often required as work progresses, experience is gained and additional information becomes known, even though the scope of the work required under the contract may not change. Any adjustment as a result of a change in estimate is recognized immediately. Changes in the underlying assumptions, circumstances or estimates could result in adjustments that may adversely affect future financial results.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Our business and financial results could be negatively affected by cyber or other security threats.

As a U.S. government contractor and a provider of IT services operating in multiple regulated industries and geographies, we handle sensitive information which includes personally identifiable information, protected health information, personnel information, classified information, financial information and other confidential information concerning our business and employees and those of our customers (collectively referred to below as sensitive information). We are continuously exposed to cyber and other security threats, including computer viruses, attacks by hackers or physical break-ins. Any electronic or physical break-in or other security breach or compromise may jeopardize security of sensitive or other information stored or transmitted through our IT systems and networks. This could lead to disruptions in mission critical systems, unauthorized release of confidential or otherwise protected information and corruption of data. Although we have implemented policies, procedures and controls to protect against, detect and mitigate these threats, attempts by others to gain unauthorized access to our IT systems are becoming more sophisticated. These attempts include covertly introducing malware to our computers and networks and impersonating authorized users, among others, and may be perpetrated by well-funded organized crime or state sponsored efforts. We seek to detect and investigate all security events and to prevent their occurrence or recurrence. We continue to improve our threat protection, detection and mitigation policies, procedures and controls.

In addition, we work with other companies in the industry and government participants to share threat intelligence and promote increased awareness and enhanced protections against cybersecurity threats. However, because of the evolving nature of these security threats, there can be no assurance that our policies, procedures and controls have or will detect or prevent any of these threats and we cannot predict the full impact of any such incident. We may experience similar security threats to the IT systems that we develop, install or maintain under customer contracts, including customer contracts under which we may have access to or management responsibility for customer databases or networks that contain sensitive information relating to our customers, their employees or related third parties. Although we work cooperatively with our customers and other business partners to seek to minimize the impacts of cyber and other security threats, we must rely on the safeguards put in place by those entities.

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

Any internal disruption or failure in our IT network, software or hardware systems, communications equipment, utilities or other business equipment or services could have a material adverse effect on our ability to provide the services required to be performed by us under customer contracts or bill our customers for work performed, collect the amounts that have been billed and produce accurate financial statements in a timely manner. We are also vulnerable to failures in these systems, equipment and other business services caused by third-party service providers, cybersecurity threats, natural disasters, power shortages, terrorist attacks or other events, which could cause loss of data and interruptions or delays in our business, cause us to incur remediation costs, subject us to claims and damage our reputation. In addition, the failure or disruption of our communications or utilities could cause us to interrupt or suspend our operations or otherwise adversely affect our business. Our property and business interruption insurance may be inadequate to compensate us for all losses that may occur as a result of any system or operational failure or disruption. As a result, any internal or external disruption or failure in our IT network, software or hardware systems, communications equipment, utilities or other business equipment or services could damage our reputation and adversely affect our revenues and profitability.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

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

We are subject to a number of lawsuits and claims described under “Legal Proceedings” in Part I of this report. We are also subject to, and may become a party to, a variety of other litigation or claims and suits that arise from time to time in the ordinary course of our business. The Department of Justice and other enforcement agencies of the U.S. government may bring claims or lawsuits against us in connection with our performance of government contracts or our billing or record-keeping relating to those contracts. The Department of Justice has considerably more resources at its disposal than we do, and can bring suspension and debarment proceedings against us that would prevent us from working for some or all U.S. government customers. In addition, certain statutes under which the Department of Justice may bring claims (like the False Claims Act) provide for treble damages and penalties on a per invoice basis against government contractors. These circumstances generally give the Department of Justice significantly more leverage in any legal dispute with us than if we were defending ourselves against claims brought by a commercial enterprise. Adverse judgments or settlements in some or all of these legal disputes may result in significant monetary damages or injunctive relief against us. Any claims or litigation could be costly to defend, and even if we are successful or if fully indemnified or insured, could damage our reputation and make it more difficult to compete effectively or obtain adequate insurance in the future. Litigation and other claims, including those described under “Legal Proceedings” in Part I of this report, are subject to inherent uncertainties and management’s view of these matters may change in the future.

Our business is subject to numerous legal and regulatory requirements and any violation of these requirements or any misconduct by our employees, subcontractors, agents or business partners could harm our business and reputation.

In addition to government contract procurement laws and regulations, we are subject to numerous other federal, state and foreign legal requirements on matters as diverse as data privacy and protection, employment and labor relations, immigration, taxation, anti-corruption, import/export controls, trade restrictions, internal and disclosure control obligations, securities regulation and anti-competition. Compliance with diverse and changing legal requirements is costly, time-consuming and requires significant resources. Violations of one or more of these requirements in the conduct of our business could result in significant fines and other damages, criminal sanctions against us or our officers, prohibitions on doing business and damage to our reputation. Violations of these regulations or contractual obligations related to regulatory compliance in connection with the performance of customer contracts could also result in liability for significant monetary damages, fines and/or criminal prosecution, unfavorable publicity and other reputational damage, restrictions on our ability to compete for certain work and allegations by our customers that we have not performed our contractual obligations.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Misconduct by our employees, subcontractors, agents or business partners could harm our business.  Such misconduct could include fraud or other improper activities such as falsifying time or other records, failure to comply with our policies and procedures or violations of applicable laws and regulations. Although we have implemented policies, procedures and controls to prevent and detect these activities, our precautions may not prevent all misconduct and, as a result, we could face unknown risks or losses. Misconduct by any of our employees, subcontractors, agents or business partners could damage our reputation and subject us to fines and penalties, restitution or other damages, loss of security clearance, loss of current and future customer contracts and suspension or debarment from contracting with federal, state or local government agencies, any of which would adversely affect our business and our future results.

Our reputation may be harmed or other adverse consequences may be incurred by us relating to former Parent’s CityTime contract, which could have a material adverse effect on our business and future prospects.

In connection with the resolution of certain investigations related to former Parent’s CityTime contract, former Parent entered into a deferred prosecution agreement with the U.S. Attorney’s Office for the Southern District of New York and an administrative agreement with the Army on behalf of the U.S. government to confirm former Parent’s continuing eligibility to enter into and perform contracts with the U.S. government. While both of these agreements have terminated, given that we have retained the name Science Applications International Corporation, which was the name of the company that was the prime contractor under the CityTime contract, we may suffer reputational harm as a result of being associated with the contract as well as with former Parent’s deferred prosecution agreement and administrative agreement. This could make it more difficult to compete effectively and may adversely affect our future revenues and growth prospects.

Goodwill and intangible assets represent a significant amount of our total assets and any impairment of these assets would negatively impact our results of operations.

In May 2015 we completed the acquisition of Scitor Holdings, Inc. and its subsidiaries for purchase consideration of $764 million. As a result, goodwill and intangible assets have increased significantly following completion of this acquisition. Goodwill and intangible assets are tested for impairment annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Examples of events or changes in circumstances indicating that the carrying value of goodwill may not be recoverable could include a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, unanticipated competition, loss of key personnel or a more likely than not expectation that a reporting unit or a significant portion of a reporting unit will be sold or otherwise disposed of. Any future impairment of goodwill or other intangible assets would have a negative impact on our profitability and financial results.

We depend on our teaming arrangements and relationships with other contractors and subcontractors. If we are not able to maintain these relationships, or if these parties fail to satisfy their obligations to us or the customer, our revenues, profitability and growth prospects could be adversely affected.

We rely on teaming relationships with other prime contractors and subcontractors in order to submit bids for large procurements or other opportunities where we believe the combination of services, products and solutions provided by us and our teammates will help us to win and perform the contract. Our future revenues and growth prospects could be adversely affected if other contractors eliminate or reduce their contract relationships with us, or if the U.S. government terminates or reduces these other contractors’ programs, does not award them new contracts or refuses to pay under a contract. Companies that do not have access to U.S. government contracts or experience with our customers may perform services as our subcontractor that we cannot otherwise provide ourselves, and that exposure could enhance such companies’ prospect of securing a future position as a prime U.S. government contractor which could increase competition for future contracts and impair our ability to win these contracts.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

From time to time, we have disputes with our subcontractors arising from, among other things, the quality and timeliness of work performed, customer concerns about the subcontractor, our failure to extend existing task orders or issue new task orders under a subcontract, our hiring of a subcontractor’s personnel or the subcontractor’s failure to comply with applicable law. Any financial stress of our subcontractors could adversely impact their ability to meet their contractual requirements to us. If any of our subcontractors fail to timely meet their contractual obligations, have regulatory compliance or other problems, our ability to fulfill our obligations as a prime contractor or higher tier subcontractor may be jeopardized. In addition, we have certain obligations to our former Parent to permit it to perform up to one hundred percent (100%) of task orders as a subcontractor to us under certain contracts that were novated to us in the spin-off transaction. Subcontractor performance deficiencies under subcontracts with us as the prime contractor, including performance by our former Parent, could lead to significant losses in future periods and could result in our termination for default as the prime contractor even though it was the subcontractor that failed to perform and not our personnel. A termination for default could eliminate a revenue source, expose us to liability, hurt our reputation with customers and have an adverse effect on our ability to compete for future contracts and task orders, especially if the customer is an agency of the U.S. government.

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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

We face risks associated with our international business.

Our international business operations may be subject to additional and different risks than our U.S. business. Failure to comply with U.S. government laws and regulations applicable to international business such as the Foreign Corrupt Practices Act or U.S. export control regulations could have an adverse impact on our business with the U.S. government and could expose us to administrative, civil or criminal penalties and may expose us to potentially significant contract losses.  In addition, we provide services and solutions in support of U.S. government customers in countries with governments that may be or may become unstable or are in areas of active military or intelligence operations.  Operating in such environments may increase the risk of an incident resulting in injury or loss of life, or damage or destruction of property, or inability to meet our contractual obligations. Although our international operations have historically generated a small proportion of our revenues, we do not know the impact that these regulatory, geopolitical and other factors may have on our business in the future and any of these factors could adversely affect our business.

Risks Relating to our Stock

Provisions in our organizational documents and Delaware law could delay or prevent transactions that many stockholders may favor.

Some provisions of our certificate of incorporation and bylaws may have the effect of delaying, discouraging or preventing a merger or acquisition that our stockholders may consider favorable, including transactions in which stockholders might receive a premium for their shares. These restrictions, which may also make it more difficult for our stockholders to elect directors not endorsed by our current directors and management, include the following:

•

Our certificate of incorporation provides that our bylaws and certain provisions of our certificate of incorporation may be amended by only two-thirds or more voting power of all of the outstanding shares entitled to vote. These supermajority voting requirements could impede our stockholders’ ability to make changes to our certificate of incorporation and bylaws.

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

The Board of Directors authorized and declared a quarterly cash dividend for each of the quarters since the spin-off from former Parent. The declaration of any future dividends and the establishment of the per share amount, record dates and payment dates for any future dividends are subject to the discretion of the Board of Directors taking into account future earnings, cash flows, financial requirements and other factors. There can be no assurance that the Board of Directors will declare any dividends in the future. In addition, our ability to declare and pay any future dividends may be restricted by the provisions of Delaware law and covenants in our Credit Facility. To the extent that expectations by market participants regarding the potential payment, or amount, of any dividend prove to be incorrect, the price of our common stock may be materially and negatively affected and investors that bought shares of our common stock based on those expectations may suffer a loss on their investment.

Forward-Looking Statement Risks

You may not be able to rely on forward-looking statements.

This report contains forward-looking statements that are based on our management’s belief and assumptions about the future in light of information currently available to our management. In some cases, you can identify forward-looking statements by words such as “may,” “will,” “should,” “expects,” “projects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” “outlook,” and similar words or phrases or the negative of these words or phrases. These statements relate to future events or our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable when made, we cannot guarantee future results, levels of activity, performance or achievements. There are a number of important factors that could cause our actual results to differ materially from those results anticipated by our forward-looking statements, which include, but are not limited to the risk factors discussed above.

We do not undertake any obligation to update or revise any of the forward-looking statements to reflect events, circumstances, changes in expectations, or the occurrence of unanticipated events after the date of those statements or to conform these statements to actual results.

Item 1B. Unresolved Staff Comments

No information is required in response to this item.

Item 2. Properties

We occupy approximately 3 million square feet of floor space, substantially all of which is leased. Our corporate headquarters is located in McLean, Virginia. Our principal locations outside of McLean, Virginia include Reston, VA, Chantilly, VA, Huntsville, Alabama and Oak Ridge, Tennessee. As of January 29, 2016, we conducted our operations in approximately 100 offices located in 30 states, the District of Columbia, and various foreign countries. We consider our facilities suitable and adequate for our present needs, which are generally limited to office, warehouse and computer laboratory spaces.

Item 3. Legal Proceedings

We have provided information about legal proceedings in which we are involved in Note 15 of the notes to the consolidated and combined financial statements contained within this report.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

We are also routinely subject to investigations and reviews relating to compliance with various laws and regulations. Additional information regarding such investigations and reviews is described under the heading “Government Investigations, Audits and Reviews” in Note 15 of the notes to the consolidated and combined financial statements contained within this report.

Item 4. Mine Safety Disclosures

No information is required in response to this item.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

Holders of Common Stock, Historical Prices and Dividends

Our common stock is listed on the New York Stock Exchange under the ticker symbol “SAIC” and started trading on September 30, 2013. Prior to September 30, 2013, there was no public market for our common stock. The following table presents, for the periods indicated, the high and low prices for our common stock as reported in the consolidated reporting system for the New York Stock Exchange Composite Transactions:

	Fiscal 2016	Fiscal 2015
First Quarter	$48.78 to $55.70	$34.65 to $39.73
Second Quarter	$49.83 to $54.19	$36.64 to $45.64
Third Quarter	$39.89 to $53.69	$41.37 to $48.91
Fourth Quarter	$40.87 to $51.60	$48.78 to $52.13

As of March 4, 2016, there were approximately 30,000 holders of record of our common stock. The number of holders of record of our common stock may not be representative of the number of beneficial owners due to shares that may be held by depositories, brokers or nominees.

Quarterly dividends per common share declared for the most recent two fiscal years are as follows:

	Fiscal 2016	Fiscal 2015
First Quarter	$0.28	$0.28
Second Quarter	$0.31	$0.28
Third Quarter	$0.31	$0.28
Fourth Quarter	$0.31	$0.28

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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Stock Performance Graph

The following graph compares the total cumulative return on our common stock from September 30, 2013 (the date on which our stock began trading) through fiscal 2016 to three indices: (i) the Standard & Poor’s (S&P) MIDCAP 400 Index, (ii) the Russell 1000 Index and (iii) the S&P North American Technology Services Index. The graph assumes an initial investment of $100 on September 30, 2013 and that dividends have been reinvested. The comparisons in the graph are required by the U.S. Securities and Exchange Commission (SEC), based upon historical data and are not intended to forecast or be indicative of possible future performance of our common stock.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Purchases of Equity Securities

We may repurchase shares on the open market in accordance with established repurchase plans. Whether repurchases are made and the timing and amount of repurchases depend on a variety of factors including market conditions, our capital position, internal cash generation and other factors.

The following table presents repurchases of our common stock during the three months ended January 29, 2016:

Period (1)	Total Number of Shares (or Units) Purchased (2)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (3)
October 31, 2015 - December 4, 2015	265,928	$47.39	263,808	4,305,051
December 5, 2015 - January 1, 2016	201,055	46.62	200,818	4,104,233
January 2, 2016 - January 29, 2016	230,918	43.14	230,107	3,874,126
Total	697,901	$45.76	694,733
(1)	Date ranges represent our fiscal periods during the current quarter. Our fiscal quarters typically consist of one five-week period and two four-week periods.
(2)

Includes shares purchased on surrender by stockholders of previously owned shares to satisfy minimum statutory tax withholding obligations related to stock option exercises and vesting of stock awards in addition to shares purchased under our publicly announced plans or programs.

(3)

On September 11, 2015 the number of additional shares of our common stock that may be repurchased under our existing repurchase program previously announced in October 2013 was increased by approximately 3.5 million shares, bringing the total authorized shares to be repurchased under the program to approximately 8.5 million shares. As of January 29, 2016, we have repurchased approximately 4.7 million shares of common stock under the program.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Item 6. Selected Financial Data

We commenced operations on September 27, 2013 following completion of a spin-off transaction from our former parent, Leidos Holdings, Inc. (collectively with its consolidated subsidiaries, “former Parent”). Our consolidated and combined statement of income data for fiscal years 2012 and 2013 consist entirely of the combined results of the technical, engineering and enterprise information technology (IT) services business of former Parent. Our consolidated and combined balance sheet data as of the end of fiscal years 2012 and 2013 has been reflected on a historical basis from records maintained by former Parent, as prior to the separation all of the assets and liabilities presented were wholly-owned by former Parent. For fiscal 2014, our consolidated and combined statement of income data consists of the combined results of the technical, engineering and enterprise IT services business of former Parent through separation and our consolidated results subsequent to separation. Our consolidated balance sheet data at January 31, 2014 consists of our consolidated balances.

On May 4, 2015, we acquired 100% of privately held Scitor Holdings, Inc. (Scitor) and the consolidated and combined statement of income data includes the results of the operations of Scitor subsequent to the acquisition.

This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated and combined financial statements and the notes thereto contained within this report.

	Year Ended
	January 29, 2016	January 30, 2015	January 31, 2014	January 31, 2013	January 31, 2012
	(in millions, except per share data)
Consolidated and Combined Statement of Income Data:
Total revenues	$4,315	$3,885	$4,121	$4,781	$4,733
Operating income	227	240	183	281	299
Net income	117	141	113	182	182
Earnings per share(a):
Basic	$2.55	$3.01	$2.33	$3.74	$3.74
Diluted	$2.47	$2.91	$2.27	$3.66	$3.66
Cash dividend per share	$1.21	$1.12	$0.56	$-	$-

Consolidated and Combined Balance Sheet Data:	January 29, 2016	January 30, 2015	January 31, 2014	January 31, 2013	January 31, 2012
Total assets(b),(c)	$2,122	$1,389	$1,442	$1,229	$1,360
Long-term debt and capital lease obligations, including current portion(b)	1,070	486	498	3	7
Other long-term liabilities and deferred income taxes(c)	41	38	31	10	9
(a)	For more information on the calculation of Basic and Diluted Earnings per share see Note 2 of the notes to the consolidated and combined financial statements contained within this report.
(b)

Total assets and long-term debt and capital lease obligations (including current portion) have been restated to reflect the retrospective application of ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30), which the Company early adopted during the second quarter of fiscal 2016. See Note 1 of the notes to the consolidated and combined financial statements contained within this report.

(c)

Total assets and other long-term liabilities and deferred income taxes have been restated to reflect the retrospective application of ASU 2015-17, Income Taxes (Topic 740), Balance Sheet Classification of Deferred Taxes, which the Company early adopted during the fourth quarter of fiscal 2016. See Note 1 of the notes to the consolidated and combined financial statements contained within this report.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations, and quantitative and qualitative disclosures about market risk should be read in conjunction with our consolidated and combined financial statements and the related notes. It contains forward-looking statements (which may be identified by words such as those described in “Risk Factors—Forward-Looking Statement Risks” in Part I of this report), including statements regarding our intent, belief, or current expectations with respect to, among other things: trends affecting our financial condition or results of operations (including our financial targets discussed below under “Management of Operating Performance and Reporting” and “Liquidity and Capital Resources”); backlog; our industry; government budgets and spending; the impact of competition; and the impact of the Scitor acquisition. Such statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those in the forward-looking statements as a result of various factors. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this report, particularly in “Risk Factors” in Part I of this report. Due to such uncertainties and risks, you are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date hereof. We do not undertake any obligation to update these factors or to publicly announce the results of any changes to our forward-looking statements due to future results or developments.

References herein to “former Parent” refer to Leidos Holdings, Inc. (formerly SAIC, Inc.) collectively with its consolidated subsidiaries. We use the terms “Company,” “we,” “us” and “our” to refer to both (1) Science Applications International Corporation and its consolidated subsidiaries for time periods after the separation and (2), for time periods prior to separation, the technical, engineering and enterprise information technology (IT) services businesses of former Parent, which were contributed to Science Applications International Corporation as part of the separation. The financial information discussed below and included elsewhere in this report may not necessarily reflect what our financial condition, results of operations or cash flow would have been had we been a stand-alone company during the periods presented prior to separation or what our financial condition, results of operations and cash flows may be in the future.

The Company utilizes a 52/53 week fiscal year, ending on the Friday closest to January 31, with fiscal quarters typically consisting of 13 weeks. Fiscal 2014 began on February 1, 2013 and ended on January 31, 2014, fiscal 2015 began on February 1, 2014 and ended on January 30, 2015, and fiscal 2016 began on January 31, 2015 and ended on January 29, 2016.

Business Overview

We are a leading technology integrator providing full life cycle services and solutions in the technical, engineering, intelligence and enterprise IT markets. Whether prior to the separation or as a separate company today, our brand was developed through over 45 years of continuously addressing customers’ mission critical needs and solving their most complex problems. As one of the largest pure-play technical service providers to the U.S. government, we serve markets of significant scale and opportunity, with our primary customers being the departments and agencies of the U.S. government. We serve our customers through approximately 1,700 active contracts and task orders and employ approximately 15,000 individuals who are led by an experienced executive team of proven industry leaders. Serving our country’s national security and civilian markets, along with commercial customers and state and local governments, has afforded us the ability to develop strong and longstanding relationships with some of the largest customers in the markets we serve.

Substantially all of our revenues are generated by, and tangible long-lived assets owned by, entities located in the United States.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Economic Opportunities, Challenges and Risks

In fiscal 2016, we generated greater than 95% of our total revenues from contracts with the U.S. government and greater than 60% of our total revenues from contracts with the DoD, including subcontracts on which we perform. Our business performance is affected by the overall level of U.S. government spending (especially defense spending) and the alignment of our offerings and capabilities with the budget priorities of the U.S. government. While we believe that national security will continue to be a priority, the U.S. government budget deficit and the national debt have created pressure to examine and reduce spending across all federal agencies. Baseline spending for the DoD through U.S. government fiscal year 2023 has been reduced, and there may be further changes that negatively impact discretionary spending trends across all government agencies. Adverse changes in fiscal and economic conditions could materially impact our business. Some changes that could have an adverse impact on our business are the manner in which spending reductions are implemented (including sequestration), future government shutdowns, and issues related to required increases to the nation’s debt ceiling.

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

Despite the budget and competitive pressures impacting the industry, we believe we are well positioned to protect and expand existing customer relationships and benefit from opportunities that we have not previously pursued. Our scale, size and prime contractor leadership position are expected to help differentiate us from our competitors, especially on large contracts. Our long-term, trusted customer relationships and deep technical expertise provide us with the sophistication to handle highly complex mission-critical contracts. SAIC’s value proposition is found in the proven ability to serve as a trusted adviser to our customers. In doing so, we leverage our expertise and scale to help them execute their mission.

We succeed as a business based on the solutions we deliver, our past performance and our ability to compete on price. Our solutions, inspired through innovation, are based on best practices and technology transfer. Our past performance was achieved by employee dedication and customer focus. Our current cost structure, as well as our ongoing efforts to reduce costs by strategic sourcing and developing repeatable offerings, is expected to allow us to compete effectively on price in an evolving environment. Our ability to be competitive in the future will continue to be driven by our reputation of successful program execution, competitive cost structure and efficiencies in assigning the right people, at the right time, in support of our contracts.

The fiscal 2016 acquisition of Scitor Holdings, Inc. (Scitor) adds differentiated capabilities primarily in the classified work environment, and provides us access to significant portions of the intelligence community market that we did not have previously. Additionally, there is an opportunity to leverage our existing capabilities to provide expanded services to Scitor’s customers.

See “Risk Factors” in Part I of this report for additional discussion of our industry and regulatory environment.

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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Our business and program management process is directed by professional managers focused on satisfying our customers by providing high quality services in achieving contract requirements. These managers carefully monitor contract margin performance by constantly evaluating contract risks and opportunities. Through each contract’s life cycle, program managers review performance and update contract performance estimates to reflect their understanding of the best information available. For contracts accounted for under the percentage-of-completion method in which incurred costs or efforts expended are used as a measure of progress to project completion, updates to estimates are recognized on inception-to-date activity, during the period of adjustment, resulting in either a favorable or unfavorable impact to operating income.

We evaluate our results of operations by considering the drivers causing changes in revenues, operating income and operating cash flows. Given that revenues fluctuate on our contract portfolio over time due to contract awards and completions, changes in customer requirements, and increases or decreases in ordering volume of materials, we evaluate significant trends and fluctuations in these terms.  Whether performed by our employees or by our subcontractors, we primarily provide services on long-term contracts and, as a result, a significant portion of our cost of revenues fluctuates in concert with the changes in our revenues. We also analyze our revenues by type of cost (labor, subcontractor or materials) in order to understand operating margin because our labor-related revenues are generally more profitable. Changes in costs of revenues as a percentage of revenue other than from revenue volume or cost mix are normally driven by fluctuations in shared or corporate costs, changes in materials order volume, or cumulative revenue adjustments due to changes in contract estimates.

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

Results of Operations

The primary financial performance measures we use to manage our business and monitor results of operations are revenues, operating income and cash flows from operating activities. The following table summarizes our results of operations:

	Year Ended
	January 29, 2016	Percent change	January 30, 2015	Percent change	January 31, 2014
	(dollars in millions)
Revenues	$4,284	12%	$3,835	(5%)	$4,017
Revenues performed by former Parent	31	(38%)	50	(52%)	104
Total revenues	4,315	11%	3,885	(6%)	4,121
Cost of revenues	3,873	11%	3,500	(5%)	3,684
Cost of revenues performed by former Parent	31	(38%)	50	(52%)	104
Total cost of revenues	3,904	10%	3,550	(6%)	3,788
Selling, general, and administrative expenses	158	66%	95	3%	92
Acquisition and integration costs	26	100%	-	0%	-
Separation transaction and restructuring expenses	-	0%	-	(100%)	58
Operating income	227	(5%)	240	31%	183
As a percentage of revenues	5.3%		6.3%		4.6%
As a percentage of revenues, excluding certain non-recurring costs (a)	5.9%		6.3%		6.0%
Net income	$117	(17%)	$141	25%	$113
Cash flows provided by operating activities	$226	(18%)	$277	51%	$183
(a)

Operating income as a percentage of revenues excluding certain non-recurring costs (acquisition and integration costs associated with the acquisition of Scitor, and separation transaction and restructuring expenses that were incurred as a result of our separation from former Parent).

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Revenues.  Revenues increased by $449 million, or 12%, from fiscal 2015 to 2016 primarily due to the acquisition of Scitor which contributed revenues of $428 million during fiscal 2016. The remainder of the increase is due primarily to revenue on newly awarded programs ($96 million) which was partially offset by decreased material volume ($60 million) and a DoD contract that ended in fiscal 2016 ($19 million).

Revenues decreased by $182 million, or 5%, from fiscal 2014 to 2015 as a result of the loss of the DISN Global Solutions program ($116 million), lower DoD subcontract and material revenues ($95 million), lower in-theater logistics activity ($60 million), and the completion of an Army Reserve and National Guard technical support program ($45 million). These decreases were partially offset by revenue on newly awarded programs ($91 million) and increased material volume on supply chain contracts ($64 million).

Revenues performed by former Parent decreased in fiscal 2015 and fiscal 2016 due to the expected ramp down of pre-separation joint work. These revenues are recorded equal to cost to reflect that no additional profit is charged to the customer for work performed by former Parent.

Cost of Revenues.  We classify indirect costs incurred within or allocated to our U.S. government customers as cost of revenues or selling, general and administrative expenses (SG&A) in the same manner as such costs are defined in our Disclosure Statements that we prepare in accordance with CAS. We updated our Disclosure Statements effective in fiscal 2016, which resulted in certain types of costs that had previously been included in cost of revenues to be included in SG&A ($10 million for fiscal 2016); however, total operating costs were not affected by this change.

Cost of revenues increased by $373 million, or 11%, from fiscal 2015 to fiscal 2016 primarily driven by the acquisition of Scitor which contributed costs of $363 million during fiscal 2016. Costs of revenue as a percentage of revenue decreased from fiscal 2015 to fiscal 2016 due primarily to improved profitability across our contract portfolio.  In addition, as described above, cost of revenues decreased, with a corresponding increase to SG&A, as a result of the update to our Disclosure Statements.

Cost of revenue decreased by $184 million, or 5%, from fiscal 2014 to fiscal 2015.  Costs of revenue as a percentage of revenue decreased due primarily to net favorable changes in estimates on contracts accounted for under the percentage-of-completion method ($15 million).

Selling, General and Administrative Expenses. SG&A increased $63 million, or 66%, from fiscal 2015 to 2016 primarily due to additional amortization of intangible assets from the Scitor acquisition ($32 million) and other administrative costs attributable to Scitor’s operations ($22 million). In addition, as described above, SG&A increased, with a corresponding decrease to cost of revenues, as a result of the update to our Disclosure Statements.

From fiscal 2014 to fiscal 2015 SG&A expenses were relatively consistent, with an increase of $3 million, or 3%.

Operating Income. Operating income decreased $13 million to 5.3% of revenues from fiscal 2015 to 2016 primarily due to acquisition and integration expenses related to the acquisition of Scitor ($26 million) which was partially offset by operating income generated by Scitor ($11 million after $32 million of amortization of intangible assets acquired) and a net favorable increase in the change in estimates on contracts accounted for under the percentage-of-completion method ($2 million).

Operating income increased $57 million to 6.3% of revenues from fiscal 2014 to 2015 primarily due to the absence of separation transaction and restructuring expenses in fiscal 2015 ($58 million) combined with strong program execution resulting in a net favorable increase in the change in estimates on contracts accounted for under the percentage-of-completion method ($15 million), both partially offset by lower revenue volume ($16 million).

Net Income. Net income decreased $24 million from fiscal 2015 to 2016 primarily due to increased interest expense on incremental term loan borrowings related to the Scitor acquisition ($17 million, net of tax) and decreased operating income ($8 million, net of tax) partially offset by a decrease in the effective tax rate ($1 million).

From fiscal 2014 to fiscal 2015 net income increased $28 million primarily due to the absence of separation transaction and restructuring costs in fiscal 2015 ($37 million, net of tax) which was partially offset by increased interest expense on term loan borrowings ($6 million, net of tax) and an increase in the effective tax rate ($2 million).

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Cash Flows Provided by Operating Activities.  Cash flows provided by operating activities were $226 million for fiscal 2016 which represented a decrease from fiscal 2015 primarily due to the timing of income tax payments in the prior year ($29 million), current year payments for acquisition and integration costs ($18 million), an internal investment of working capital in the current year for the Assault Amphibious Vehicle contract ($29 million), and higher interest payments in the current year as a result of additional borrowings ($19 million). These decreases were partially offset by cash provided from the operating activities of Scitor.

From fiscal 2014 to fiscal 2015 cash flows provided by operating activities was $277 million, an increase of $94 million, or 51%. Cash flows increased from fiscal 2014 due to utilization of prepaid income taxes of $29 million, higher net income of $28 million and strong customer collections across several programs. Further contributing to the increase was the absence of payments to employees associated with a change in our vacation accrual policy that reduced cash flows provided by operating activities in fiscal 2014.

Non-GAAP Measures

Internal revenue growth (contraction), earnings before interest, taxes, depreciation and amortization (EBITDA), and adjusted EBITDA are non-GAAP financial measures that we reconcile to the most directly comparable GAAP financial measure. These measures are not meant to be considered in isolation or as a substitute for comparable GAAP measures and should be read only in conjunction with our consolidated and combined financial statements prepared in accordance with GAAP. The method that we use to calculate internal revenue growth (contraction), EBITDA, and adjusted EBITDA are not necessarily comparable to similarly titled financial measures presented by other companies.

Internal Revenue Growth (Contraction). We utilize internal revenue growth (contraction) to evaluate performance of our business post-acquisitions. We calculate internal revenue growth (contraction) by comparing our reported revenue for the current year to the reported revenue for the prior year comparable period adjusted to include the historical revenue of acquired businesses as if the acquisition took place in the comparable prior year period. This calculation has the effect of adding revenue for the acquired businesses for the comparable prior year to our prior year reported revenue. We believe internal revenue growth (contraction) percentage is useful to management and investors as an indicator of how successful we are at growing our base business and how successful we are at growing the revenues of the businesses that we acquire. The integration of acquired businesses allows our management to leverage business development capabilities, drive internal resource collaboration, utilize access to markets and qualifications, and refine strategies to realize synergies, which benefits both acquired and existing businesses. As a result, the performance of our business post-acquisition is an important measurement.

Internal revenue growth (contraction) for the current fiscal year was calculated as follows:

Year Ended
January 29, 2016
(in millions)
Prior year period's revenues, as reported	$3,835
Revenues of acquired business for the comparable prior year period	452
Prior year period's revenues, as adjusted	$4,287
Current year revenues, as reported	4,284
Internal revenue contraction	$(3)
Internal revenue contraction, as a percentage	(0.1%)

Internal revenue contraction for fiscal 2016 was $3 million, or less than 1%, when adjusting prior year revenues to include historical revenues for Scitor as if the acquisition occurred at the beginning of the comparable prior year period. Revenue generated by Scitor contracted $24 million due to delays in contract awards and transition of work to small business set aside contracts. This contraction was offset by net increases in revenue across other programs.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

EBITDA and Adjusted EBITDA. We utilize adjusted EBITDA to evaluate our performance by eliminating items that we do not consider to be indicative of our ongoing operating performance. We calculate adjusted EBITDA by calculating EBITDA and adjusting it by adding back the costs of acquiring and integrating Scitor.  We believe EBITDA is a useful supplemental measure that helps investors better understand the operating performance and profitability trends of our business from period to period and provides useful information on how successfully we operate in our markets.  We believe adjusted EBITDA is a useful supplemental measure that helps investors compare and evaluate our operating results from period to period without regard to the impact of items we do not consider indicative of ongoing operating performance due to their inherent unusual or non-recurring nature.

EBITDA and adjusted EBITDA for the current and prior fiscal years were calculated as follows:

	Year Ended
	January 29, 2016	January 30, 2015	January 31, 2014
	(in millions)
Net income	$117	$141	$113
Interest expense	44	17	7
Provision for income taxes	66	82	63
Depreciation and amortization	59	20	13
EBITDA	286	260	196
EBITDA as a percentage of revenues	6.7%	6.8%	4.9%
Acquisition and integration costs	26	-	-
Depreciation included in acquisition and integration costs	(3)	-	-
Separation transaction and restructuring expenses	-	-	58
Adjusted EBITDA	$309	$260	$254
Adjusted EBITDA as a percentage of revenues	7.2%	6.8%	6.3%

Fiscal 2016 adjusted EBITDA increased $49 million to 7.2% of revenues from 6.8% of revenues for the prior year due to the acquisition of Scitor, which has a relatively higher EBITDA margin percentage than our historical business, and a net increase in profitability across our existing contract portfolio.  Fiscal 2015 adjusted EBITDA increased $6 million to 6.8% of revenues from 6.3% of revenues due to improved profitability in our contract portfolio.

Other Key Performance Measures

In addition to the financial measures described above, we believe that bookings and backlog are useful measures for management and investors to evaluate our potential future revenues. We also consider measures such as contract types and revenue mix to be useful for management and investors to evaluate our operating income and performance.

Bookings and Backlog. We had net bookings worth an estimated $4.3 billion and $3.4 billion during fiscal 2016 and fiscal 2015, respectively. Fiscal 2016 total backlog has increased from the prior year primarily due to the acquisition of Scitor during the second quarter. $1.1 billion of backlog from Scitor was recorded as an increase to our backlog as of the acquisition date.

Net bookings represent the estimated amount of revenue to be earned in the future from funded and negotiated unfunded contract awards that were received during the period, net of adjustments to estimates on previously awarded contracts. We calculate net bookings as the period’s ending backlog plus the period’s revenues less the prior period’s ending backlog and initial backlog obtained through acquisitions. Scitor contract awards have been included in net bookings from the date of acquisition through January 29, 2016.

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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

We segregate our backlog into two categories as follows:

•

Funded Backlog. Funded backlog for contracts with government agencies primarily represents estimated amounts of revenue to be earned in the future for which funding is appropriated less revenues previously recognized on these contracts. It does not include the unfunded portion of contracts for which funding is incrementally appropriated or authorized on a quarterly or annual basis by the U.S. government and other customers even though the contract may call for performance over a number of years. Funded backlog for contracts with non-government customers represents the estimated value on contracts, which may cover multiple future years, under which we are obligated to perform, less revenues previously recognized on these contracts.

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

The estimated value of our total backlog as of the dates presented was:

	January 29, 2016	January 30, 2015
	(in millions)
Funded backlog	$1,879	$1,659
Negotiated unfunded backlog	5,319	4,513
Total backlog	$7,198	$6,172

Contract Types. Our earnings and profitability may vary materially depending on changes in the proportionate amount of revenues derived from each type of contract. For a discussion of the types of contracts under which we generate revenue, see “Business—Contract Types” in Part I of this report. The following table summarizes revenues by contract type as a percentage of total revenues for the periods presented:

	Year Ended
	January 29, 2016	January 30, 2015	January 31, 2014
Cost reimbursement	39%	37%	37%
Time and materials (T&M)	29%	29%	31%
Firm-fixed price (FFP)	32%	34%	32%
Total	100%	100%	100%

The contract portfolio acquired from Scitor consists of a higher proportion of cost reimbursable contracts, and a lower proportion of FFP contracts, than our historical contract portfolio.

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

	Year Ended
	January 29, 2016	Percent change	January 30, 2015	Percent change	January 31, 2014
	(dollars in millions)
Labor-related revenues	$2,009	16%	$1,738	(3%)	$1,785
As a % of total revenues	47%		45%		43%
Subcontractor-related revenues	1,460	16%	1,255	(17%)	1,507
As a % of total revenues	34%		32%		37%
Supply chain materials-related revenues	613	0%	616	8%	573
As a % of total revenues	14%		16%		14%
Other materials-related revenues	233	(16%)	276	8%	256
As a % of total revenues	5%		7%		6%

Labor and subcontractor-related revenues increased and supply-chain and other materials-related revenues decreased as a percentage of total revenues in fiscal 2016 relative to fiscal 2015 primarily due to the Scitor acquisition because Scitor’s revenues are substantially generated through labor and subcontractors. Additionally, other materials-related revenues decreased in fiscal 2016 as a result of changes in order volume.

Labor-related revenues as a percentage of total revenues increased in fiscal 2015 relative to fiscal 2014 due to a relative decrease in subcontractor revenue and our continued efforts to adjust our contract labor mix in favor of work performed by our employees. Subcontractor-related revenues decreased in fiscal 2015, primarily due to funding delays on certain DoD contracts as well as the loss of DGS (which largely ended in fiscal 2014). Supply chain materials-related revenues increased as a result of stronger than usual ordering activity by the DoD near the end of the government fiscal year and continued into the fourth quarter of fiscal 2015.

Liquidity and Capital Resources

In managing our liquidity and capital resources we target maintaining an average minimum cash balance of $150 million while also managing our debt level. We intend to deploy excess capital above the target cash balance through dividends, share repurchases, debt prepayments and strategic acquisitions. We use various financial measures when we develop and update our disciplined cash deployment methodology, which include evaluating cash provided by operating activities, free cash flow and financial leverage. Our business generally requires minimal infrastructure investment because we are primarily a services provider. We expect to fund our ongoing working capital, commitments and any other discretionary investments with cash on hand, future operating cash flows and, if needed, borrowings under our $200 million Revolving Credit Facility.

In the second quarter of fiscal 2016, we completed the strategic acquisition of Scitor. We financed the acquisition with cash on hand and by incurring $670 million of additional secured debt. As a part of the acquisition financing, we converted our prior Credit Facility from an unsecured facility to a secured facility.

Borrowings under our Term Loan A Facility, Term Loan B Facility and, if used in the future, our Revolving Credit Facility incur interest at a variable rate. In accordance with our risk management objectives, we hold fixed interest rate swap agreements to hedge the variability in interest payment cash flows on a substantial portion of our outstanding variable rate debt. These instruments are used to hedge the variability in interest payment cash flows and are accounted for as cash flow hedges. Under the swap agreements, we pay the fixed rate and the counterparties to the agreement pay a floating interest rate.

Our Credit Facility contains customary terms and conditions including financial covenants and covenants restricting the Company's ability to merge or consolidate with another entity or undertake other fundamental changes, enter into property sale and leaseback transactions, and incur liens. The Company’s dividends and share repurchases are limited under certain leverage ratios, and we may be required to make an annual debt prepayment (calculated as a portion of our excess cash flow as defined in the Second Amended Credit Agreement). See Note 10 of the notes to the consolidated and combined financial statements for a more complete understanding of our Credit Facility.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

During fiscal 2016 we repurchased approximately 1.1 million shares of our common stock for $50 million from the open market in connection with our existing share repurchase program.  During fiscal 2015 we repurchased approximately 3.2 million shares for $139 million, bringing the total since the program’s inception in December of 2013 to 4.7 million shares or $200 million.

We anticipate that our future cash needs will be for working capital, capital expenditures, and contractual and other commitments. When our cash generation enables us to exceed our target cash balance, we will deploy excess cash through dividends, share repurchases, debt prepayments or strategic acquisitions. Our ability to fund these needs will depend, in part, on our ability to generate cash in the future, which depends on our future financial results. Our future results are subject to general economic, financial, competitive, legislative and regulatory factors that may be outside of our direct control. Although we believe that the financing arrangements in place will permit us to finance our operations on acceptable terms and conditions for at least the next year, our future access to, and the availability of financing on acceptable terms and conditions will be impacted by many factors (including our credit rating, capital market liquidity and overall economic conditions). Therefore, we cannot ensure that such financing will be available to us on acceptable terms or that such financing will be available at all. Nevertheless, we believe that our existing cash on hand, generation of future operating cash flows, and access to bank financing and capital markets will provide adequate resources to fund our short-term liquidity and long-term capital needs.

Historical Cash Flow Trends

The following table summarizes our cash flows:

	Year Ended
	January 29, 2016	January 30, 2015	January 31, 2014
	(in millions)
Total cash flows provided by operating activities	$226	$277	$183
Total cash flows used in investing activities	(798)	(22)	(16)
Total cash flows provided by (used in) financing activities	466	(208)	86
Total (decrease) increase in cash and cash equivalents	$(106)	$47	$253

Cash Provided by Operating Activities. Refer to “Results of Operations” above for a discussion of the changes in cash provided by operating activities between fiscal 2016 and fiscal 2015 and between fiscal 2015 and fiscal 2014.

Cash Used in Investing Activities. Cash used in investing activities increased in fiscal 2016 due to the acquisition of Scitor.

Cash used in investing activities increased in fiscal 2015 primarily due to investments in the infrastructure necessary to operate as a stand-alone company after the separation from former Parent.

Cash Provided by/Used in Financing Activities. Cash provided by financing activities increased in fiscal 2016 primarily due to proceeds from borrowings obtained to fund the Scitor acquisition and lower share repurchase activity in the current year  under our publicly announced repurchase program. These changes were partially offset by current year payments of deferred financing costs, related to the additional borrowings, and term loan principal payments.

Cash used in financing activities for fiscal 2015 increased compared to fiscal 2014. Fiscal 2014 cash flows provided by financing activities reflect proceeds from our $500 million term loan, partially offset by net transfers to former Parent of $103 million for pre-separation cash settlement activity as well as a $295 million dividend to former Parent in connection with the separation. Fiscal 2015 cash flows used in financing activities reflects four quarters of dividend payments compared to two quarters in the prior year as well as stock repurchases and principal payments on borrowings in the current year, which we did not engage in prior to separation from former Parent.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Off-Balance Sheet Arrangements

For an understanding of our obligations relating to surety bonds, see Note 15 of the notes to the consolidated and combined financial statements contained within this report. For an understanding of our operating leases, see “Contractual Obligations” within this section and Note 13 of the notes to the consolidated and combined financial statements contained within this report.

Contractual Obligations

The following table summarizes, as of January 29, 2016, our obligations to make future payments pursuant to certain contracts or arrangements and provides an estimate of the fiscal years in which these obligations are expected to be satisfied:

	Payments Due by Fiscal Year
	Total	2017	2018 - 2019	2020 - 2021	2022 - Thereafter
	(in millions)
Contractual obligations:
Long-term debt including current portion (1)	$1,087	$57	$498	$1	$531
Interest payments on long-term debt (2)	149	39	73	37	-
Operating lease obligations	189	48	73	48	20
Estimated purchase obligations (3)	56	41	12	3	-
Other long-term liabilities (4)	33	3	13	9	8
Total contractual obligations	$1,514	$188	$669	$98	$559
(1)

The amounts presented are based on an anticipated loan repayment schedule. However, we may be required to make certain mandatory prepayments based on our level of cash flow generation and we also have the option to prepay loan principal amounts at any time.

(2)

Amounts represent an estimate of future variable interest payments on the Term Loan Facilities based on scheduled outstanding principal amounts, current applicable margin and projected 1- and 3-month LIBOR as of January 29, 2016. In addition, the above table excludes the impact of Excess Cash Flow (as defined in the Second Amended and Restated Credit Agreement) payments on the Term Loan B facility and excludes the effects of interest rate swaps used to hedge against changes in 1- and 3-month LIBOR.

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

Commitments and Contingencies

We are subject to a number of reviews, investigations, claims, lawsuits and other uncertainties related to our business. For a discussion of these items, see Note 15 of the notes to the consolidated and combined financial statements contained within this report.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated and combined financial statements, which are prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies, as well as the reported amounts of revenues, expenses, gains and losses during the reporting periods. Management evaluates these estimates and assumptions on an ongoing basis. Our estimates and assumptions have been prepared on the basis of the most current reasonably available information and, in some cases, are our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Estimates and assumptions may change in the future as more current information is available.

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

These policies are described below.

Revenue Recognition. We generate our revenues primarily from long-term contracts in which we provide technical, engineering and enterprise IT services directly for the U.S. government and as a subcontractor with other contractors engaged in work for the U.S. government.  We evaluate the nature of the contract and the services provided when determining the accounting method utilized for each contract. We recognize a significant portion of our revenues using the cost-to-cost percentage-of-completion method of accounting which requires us to rely on the skill and expertise of our engineers, program managers and business management professionals in the many areas of cost estimation. These estimates of costs can span several years and take into account many factors which include the availability, productivity and cost of labor, potential delays in our performance and the level of future indirect cost allocations.

We provide for anticipated losses on all types of contracts by recording an expense in the amount of the total expected contract loss during the period when the loss is determined. Amounts billed and collected but not yet earned as revenues under certain types of contracts are deferred. Contract costs incurred for U.S. government contracts (including allocated indirect costs) are subject to audit and adjustment through negotiations with government representatives. Revenues on U.S. government contracts have been recorded in amounts that are expected to be realized on final settlement.

Changes in Estimates on Contracts. Changes in estimates of revenues, cost of revenues, or profits related to contracts accounted for using the percentage-of-completion method of accounting in which incurred costs or efforts expended are used to measure contract progress are recognized in the period in which such changes are made for the inception-to-date effect of the changes. If it is determined that a loss will result from the performance of a contract, the entire amount of the estimable future loss is charged against income in the period the loss is identifiable. Changes in these estimates can routinely occur during contract performance for a variety of reasons which include: changes in contract scope; changes in contract cost estimates due to unanticipated cost growth or retirements of risk for amounts different than estimated; changes in estimated incentive or award fees; and performance being better or worse than previously estimated. Aggregate changes in contract estimates increased operating income by $13 million for fiscal 2016, increased operating income by $11 million for fiscal 2015 and decreased operating income by $4 million for fiscal 2014. For additional information related to changes in estimates on contracts, including gross favorable and unfavorable adjustments as well as the impact to earnings per share, see Note 1 of the notes to the consolidated and combined financial statements contained within this report.

Business Combinations. We record all tangible and intangible assets acquired and liabilities assumed in a business combination at fair value as of the acquisition date, which is determined using a cost, market or income approach. The excess amount of the aggregated purchase consideration paid over the fair value of the net of assets acquired and liabilities assumed is recorded as goodwill. Acquisition date fair value represents the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as measured on the acquisition date.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

The valuations are based on information that existed as of the acquisition date. During the measurement period that shall not exceed one year from the acquisition date, we may adjust provisional amounts recorded for assets acquired and liabilities assumed to reflect new information that we have subsequently obtained regarding facts and circumstances that existed as of the acquisition date.

Acquisition-related costs that are not part of the purchase price consideration are expensed as incurred. These costs typically include transaction-related costs, such as finder’s fees, and legal, accounting and other professional costs.

Goodwill and Intangible Assets. Goodwill is recorded as the difference between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired and liabilities assumed. Goodwill is not amortized, but rather tested for potential impairment annually at the beginning of the fourth quarter, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

The goodwill impairment test is a two-step process performed at the reporting unit level. Under the first step, we estimate and compare the fair value of each reporting unit to its respective carrying value including goodwill. If the fair value is less than the carrying value, a second step is performed to calculate the amount of impairment expense, which is equal to the difference between the reporting unit’s carrying amount of goodwill and its implied fair value of goodwill. The implied fair value of the reporting unit’s goodwill is the residual fair value derived by deducting the fair value of a reporting unit’s identifiable assets and liabilities, excluding goodwill, from the fair value of the reporting unit calculated in the first step.

Determining the fair value of each reporting unit involves judgment and the use of estimates and assumptions. We estimate the fair value of our reporting units using either a market approach, income approach, or a combination of both. We reconcile the aggregate fair value of all of our reporting units our market capitalization as of the measurement date.

Under the income approach, we estimate the fair value of a reporting unit using a multi-year discounted cash flow model that involves assumptions about projected future revenue growth, operating margins, income tax rates, capital expenditures, discount rate and terminal value. The discount rate is an estimate of the cost of capital that a market participant would expect for the respective reporting unit. The terminal value represents the present value in the last year of the projection period of all subsequent cash flows into perpetuity.

Under the market approach, we estimate the fair value of a reporting unit based on multiples of earnings derived from observable market data of comparable public companies. We evaluate companies within our industry that have operations with observable and comparable economic characteristics and are similar in nature, scope and size to the reporting unit being compared. We analyze historical acquisitions in our industry to estimate a control premium that we incorporate into the fair value estimate of a reporting unit under the market approach.

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

With the completion of the Scitor acquisition in May 2015, we established a new reporting unit primarily consisting of a majority of the former Scitor business. This reporting unit has a goodwill balance of $479 million. During the fourth quarter of fiscal 2016, we completed our annual goodwill impairment testing and determined that the excess (or “cushion”) of fair value over the carrying value for this new reporting unit was approximately 4%, or $30 million. Given the proximity of the impairment testing date to the date of acquisition, a significant cushion was not expected for this new reporting unit. However, if future operating results are lower than anticipated or there are increases in market participant cost of capital, a reduction in, or elimination of, the cushion and potential impairment charges could result. There was significant cushion associated with the Company’s other reporting units as of the fourth quarter fiscal 2016 annual goodwill impairment test date.

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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Income Taxes. Our income tax expense, deferred tax assets and liabilities, and liabilities for unrecognized tax benefits reflect our best estimate of current and future taxes to be paid and includes judgments related to matters for which ultimate resolution may not become known until the final resolution of an examination by taxing authorities.

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

We also recognize liabilities for uncertainty in income taxes when it is more likely than not that a tax position will not be sustained on examination and settlement with various taxing authorities. Liabilities for any uncertainty in income taxes are measured based on our estimate of the largest amount of benefit that is greater than 50% likely of being realized on ultimate settlement.

Stock-Based Compensation. We issue stock-based awards, including stock options, vesting stock awards and performance share awards as compensation to employees and directors. These awards are accounted for as equity awards. We recognize stock-based compensation expense net of estimated forfeitures on a straight-line basis over the underlying award’s requisite service period, as measured using the award’s grant date fair value. For performance share awards, we reassess the probability of achieving the performance conditions at each reporting period and adjusts compensation expense based on the number of shares we expect to ultimately issue. Absent sufficient history as a stand-alone company, we estimate forfeitures using former Parent’s historical experience.

We use the Black-Scholes option-pricing model to calculate the grant date fair value of stock options awarded. The model calculates the fair value based on input assumptions about, among other things, employee exercise behavior and the expected volatility of our common stock. The assumptions used in the model represent our best estimates, but these estimates involve inherent uncertainties and the application of judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and recognize expense only for those awards expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded over the awards’ respective service periods. For further discussion on the assumptions used, see Note 7 of the notes to the consolidated and combined financial statements contained within this report.

Recently Issued But Not Yet Adopted Accounting Pronouncements

For information on recently issued but not yet adopted accounting pronouncements, see Note 1 of the notes to the consolidated and combined financial statements contained within this report.

Effects of Inflation

For any of the most recent three fiscal years ended January 29, 2016, inflation has not had a significant impact on revenues or costs. Most of our contracts are paid in U.S. dollars and our cost to perform on these contracts are generally paid in U.S. dollars, so inflation risk is generally limited to that which is related to the U.S. dollar. Approximately 39% of our revenues for fiscal 2016 were derived from cost-reimbursement type contracts, which have limited inflation risk because our contracts generally entail the provision of labor on a reimbursable basis, and, when materials are acquired, they provide for billing to the customer during the period in which the materials were received. Bids for longer-term FFP and T&M contracts typically include sufficient provisions for labor and other cost escalations to cover anticipated cost increases over the period of performance. As a result, if we were to experience significant levels of inflation, our revenues and costs for cost-type contracts would generally both increase commensurate with inflation and operating income as a percentage of total revenues would not be significantly affected. Operating income as a percentage of total revenues would not be significantly affected for longer-term FFP and T&M contracts to the extent that bid contract cost escalations are sufficient to cover heightened inflation levels.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain market risks in the normal course of business. The following information about our market sensitive financial instruments contains forward-looking statements.

Foreign Currency Risk

Since the substantial majority of our business is conducted in U.S. dollars, a 10% change in any foreign currency exchange rates would not have a material impact to our financial condition or results of operations.

Interest Rate Risk

Debt obligations. Our financial risk management objective is to reduce variability in earnings from changes in interest rates, which we may manage through operational means or the use of financial instruments, such as interest rate swaps. We have approximately $1.1 billion of variable rate debt. The fair value of our outstanding long-term debt obligations approximates its carrying value. In connection with the issuances of our variable rate Term Loan A and Term Loan B Facilities, we entered into fixed interest rate swap agreements, effectively converting a substantial portion of our variable rate debt to fixed rate debt in order to mitigate our exposure to fluctuations in interest rates. We expect to evaluate any additional debt that we incur in the future in accordance with our risk management objectives. A hypothetical 50 basis points (bps) change to interest rates would not materially change our results of operations or cash flows. For additional information related to our debt and interest rate swap agreements, see Note 10 and Note 11, respectively, of the notes to the consolidated and combined financial statements contained in this report.

Derivatives. As of January 29, 2016, the fair value of our fixed interest rate swaps was $15 million (liability). Under the swap agreements, we pay a fixed rate and the counterparties to the agreements pay a floating interest rate based on 1-month or 3-month LIBOR. A hypothetical 50 bps change in the 1-month LIBOR and 3-month LIBOR curves would change the fair value of the fixed interest rate swaps up to $14 million (liability or asset). Since the interest rate swaps are accounted for as cash flow hedges, the change in fair value is reported as a component of equity (accumulated other comprehensive income or loss). We do not hold or issue derivative financial instruments for trading or speculative purposes. For additional information related to calculating the fair value of our interest rate swaps, see Note 11 of the consolidated and combined financial statements included in this report.

Cash equivalents. A 10% unfavorable interest rate movement for interest earned on our cash and cash equivalents would not materially impact the value of our cash holdings and would have a negligible impact on interest income at current market interest rates.

Inflation Risk

We have generally been able to anticipate increases in costs when pricing our contracts. Bids for longer-term FFP contracts typically include labor and other cost escalations in amounts that historically have been sufficient to cover cost increases over the period of contract performance.

Item 8. Financial Statements and Supplementary Data

See our consolidated and combined financial statements attached hereto and listed on the index found on page F-1 of this report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

No information is required in response to this item.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer (our Chief Executive Officer) and principal financial officer (our Chief Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of January 29, 2016, and our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of fiscal 2016 that materially affected, or are likely to materially affect, our internal control over financial reporting.

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

Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, completely, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with GAAP; (iii) provide reasonable assurance that our receipts and expenditures are made only in accordance with the authorization of our management and directors; and (iv) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the consolidated and combined financial statements. Internal control over financial reporting includes the controls themselves, monitoring and internal auditing practices and actions taken to correct deficiencies as identified.

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our internal control over financial reporting as of January 29, 2016 based on the framework established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our management has assessed in its evaluation the effectiveness of our internal control over financial reporting as of January 29, 2016 and has concluded that our internal control over financial reporting as of that date was effective.

Deloitte & Touche LLP, an independent registered public accounting firm, audited our consolidated and combined financial statements included in this report and our internal control over financial reporting, and the firm’s report on our internal control over financial reporting are set forth below this report.

On May 4, 2015, we completed the acquisition of Scitor. Accordingly, the acquired assets and assumed liabilities of Scitor are included in our consolidated balance sheet as of January 29, 2016, and the results of its operations and cash flows are reported in our consolidated statements of operations and cash flows from May 4, 2015 through January 29, 2016. Management has elected to exclude Scitor from our assessment of the effectiveness of internal control over financial reporting as of January 29, 2016. Scitor represented approximately 9% of our total assets as of January 29, 2016, and 10% and 6% of total revenues and net income, respectively, for the year then ended.

Although our management, including the Chief Executive Officer and the Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, because of inherent limitations, our management does not expect that our internal controls over financial reporting will prevent or detect all errors and all fraud. Also, projections of any evaluation of effectiveness in such assessment to future periods are subject to the risk that controls may be inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Science Applications International Corporation

McLean, Virginia

We have audited the internal control over financial reporting of Science Applications International Corporation and subsidiaries (the "Company") as of January 29, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described within Management’s Report on Internal Control Over Financial Reporting, management has elected to exclude Scitor Holdings, Inc. (“Scitor”), which was acquired on May 4, 2015, from its assessment of internal control over financial reporting. Scitor represented approximately 9% of total assets as of January 29, 2016, and 10% and 6% of total revenues and net income, respectively, during the year ended January 29, 2016. Accordingly, our audit did not include the internal control over financial reporting at Scitor. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 29, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended January 29, 2016 of the Company and our report dated March 29, 2016 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

McLean, Virginia

March 29, 2016

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Item 9B. Other Information

No information is required in response to this item.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Part III

Item 10. Directors, Executive Officers, and Corporate Governance

Our executive officers as of March 29, 2016, are listed below, along with their ages on that date, positions and offices held and business experience during at least the past five years. All such persons have been elected to serve until their successors are elected and qualified or until their earlier resignation or removal.

Name of officer	Age	Position(s) with the Company and prior business experience

Kimberly S. Admire	55

Chief Human Resources Officer since August 2014. Previously, Ms. Admire served from 2010 to 2014 as the Vice President of Culture, Diversity, and Equal Opportunity Programs at Lockheed Martin Corporation. Ms. Admire served in several key leadership positions during her 16-year tenure at Lockheed Martin Corporation including Vice President of Human Resources at Lockheed Martin Enterprise Operations and Vice President of Human Resources and Communications at Sandia National Laboratories, a wholly-owned subsidiary of Lockheed Martin Corporation.

John R. Hartley *	50

Chief Financial Officer since September 2013. Prior to this position, Mr. Hartley served as Corporate Controller for former Parent from 2006 to 2013 and held various key leadership positions in the finance organization since 2001. For 12 years prior to joining us, Mr. Hartley was with the accounting firm Deloitte & Touche LLP.

Nazzic S. Keene	55

Sector President, Global Markets and Missions, since September 2013. Ms. Keene served as former Parent’s Senior Vice President for Corporate Strategy and Planning from August 2012 to September 2013. Prior to joining us, Ms. Keene was the Senior Vice President and General Manager for U.S. Enterprise Markets at CGI Group, Inc. from 2004.

Steven G. Mahon	54

General Counsel and Corporate Secretary since November 2015. Mr. Mahon previously served as General Counsel, Chief Compliance Officer and Corporate Secretary at MTS Systems Corporation (MTS) from October 2011 to November 2015. Prior to MTS Mr. Mahon was Assistant General Counsel for Alliant Techsystems Inc. and is a retired Colonel from the U.S. Army where he served in the U.S. Judge Advocate’s General’s Corps, practicing law in a variety of roles on active duty and in the U.S. Army Reserve.

Anthony J. Moraco	56

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

Douglas M. Wagoner	51

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

* We announced on March 24, 2016 that Mr. Hartley would be leaving the company as our Executive Vice President and CFO, effective June 30, 2016 to return to his home in Southern California.  We have initiated a search for his successor.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

For additional information required by Item 10 with respect to executive officers and directors, including audit committee and audit committee financial experts, procedures by which stockholders may recommend nominees to the Board of Directors, and compliance with Section 16(a) of the Securities Exchange Act of 1934, see the information set forth under the captions “Proposal 1—Election of Directors,” “Corporate Governance” and “Other Information” in the 2016 Definitive Proxy Statement, which information is incorporated by reference into this report.

We have adopted a code of conduct, which describes our standards for protecting SAIC and customer assets, fostering a safe and healthy work environment, dealing fairly with customers and others, conducting international business properly, reporting misconduct and protecting employees from retaliation. This code applies to all executive officers and employees and forms the foundation of our corporate policies and procedures designed to promote ethical behavior in all aspects of our business.

Our directors also are required to comply with the Code of Business Conduct of the Board of Directors, which is intended to describe areas of ethical risk, provide guidance to directors and help foster a culture of honesty and accountability. This code addresses areas of professional conduct relating to service on SAIC's Board of Directors, including conflicts of interest, protection of confidential information, and fair dealing and compliance with all applicable laws and regulations. To obtain copies of the Code of Conduct and Code of Business Conduct of the Board of Directors, visit our website at www.saic.com and click on the links entitled “About” then “Investors” then “Corporate Governance” and then “Code of Conduct.” We intend to post on our website any material changes to or waivers from our code of business ethics. The information on our website is not incorporated by reference into and is not a part of this report.

Item 11. Executive Compensation

For information required by Item 11 with respect to executive compensation, see the information set forth under the captions “Compensation Discussion and Analysis,” “Executive Compensation” and “Corporate Governance” in the 2016 Definitive Proxy Statement, which information is incorporated by reference into this report.

For information required by Item 11 with respect to compensation committee interlocks and insider participation, see the information set forth under the caption “Corporate Governance” in the 2016 Definitive Proxy Statement, which information is incorporated by reference into this report.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

For information required by Item 12 with respect to the security ownership of certain beneficial owners and management, see the information set forth under the caption “Other Information” in the 2016 Definitive Proxy Statement, which information is incorporated by reference into this report.

We currently maintain four shareholder-approved equity compensation plans that issue stock-based awards including the 2013 Equity Incentive Plan, the Stock Compensation Plan, the Management Stock Compensation Plan and the 2013 Employee Stock Purchase Plan. For summaries of these plans, see Note 7 of the notes to the consolidated and combined financial statements contained within this report. The following table provides the number of shares of our common stock subject to stock options, the weighted-average exercise price of the outstanding stock options and the number of shares remaining for future award grants as of January 29, 2016:

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (3)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	4,678,315	$34.75	5,434,392
Equity compensation plans not approved by security holders	-	$-	-
Total	4,678,315		5,434,392

(1)

This amount includes 2,294,218 stock options outstanding and 2,384,097 shares issuable for other stock-based awards under the 2013 Equity Incentive Plan. This amount does not include shares to be issued pursuant to purchase rights under the 2013 Employee Stock Purchase Plan.

(2)	Does not include shares to be issued for stock-based awards, other than stock options, which will not require any payment upon issuance of those shares.
(3)

Includes 2,734,856 shares of our common stock available for issuance under the 2013 Employee Stock Purchase Plan (ESPP). The maximum number of shares initially available for issuance under the ESPP was 1 million. The ESPP provides for an automatic increase to the share reserve on the first day of each fiscal year beginning on February 1, 2014 in an amount equal to the lesser of (i) 1 million shares, (ii) two percent of the number of shares of our common stock outstanding on the last day of the immediately preceding fiscal year or (iii) a number determined by the Compensation Committee of the Board of Directors. On February 1, 2014 the amount available for issuance under the ESPP increased by 973,477 and on February 1, 2015 increased by another 916,198. In addition, this includes 2,699,536 shares of our common stock available for issuance under the 2013 Equity Incentive Plan (EIP). The maximum number of shares initially available for issuance under the EIP was 5.7 million, which was increased by 2.8 million per the amended and restated 2013 Equity Incentive Plan, adopted June 4, 2014, amounting to a total authorized for issuance of 8.5 million. We expect that the number of shares actually issued under the EIP will be significantly less than the number of total awards outstanding under the plan because (a) a net option exercise results in a smaller portion of the number of award shares being issued when a participant uses award shares, rather than cash, to pay the exercise price, which historically most participants have elected to do, (b) most participants historically have elected to let the Company retain award shares to pay for taxes due on the exercise of options and all participants are required to use award shares to pay for taxes upon the vesting of restricted stock or restricted stock units, (c) some participants may terminate employment with the Company before the vesting of awards resulting in awards being forfeited and (d) some participants may not exercise stock options before the expiration date for a variety of reasons, including if the exercise price exceeds the then current market price of shares.

Item 13. Certain Relationships and Related Transactions, and Director Independence

For information required by Item 13 with respect to certain relationships and related transactions and the independence of directors and nominees, see the information set forth under the caption “Corporate Governance” in the 2016 Definitive Proxy Statement, which information is incorporated by reference into this report.

Item 14. Principal Accounting Fees and Services

For information required by Item 14 with respect to principal accounting fees and services, see the information set forth under the caption “Audit Matters” in the 2016 Definitive Proxy Statement, which information is incorporated by reference into this report.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Documents filed as part of the report

1. Financial Statements

Our consolidated and combined financial statements are attached hereto and listed on the Index to Consolidated and Combined Financial Statements set forth on page F-1 of this report.

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

3.1	Amended and Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed with the SEC on October 1, 2013.

3.2	Amended and Restated Bylaws. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed with the SEC on February 3, 2016.

10.1

Second Amended & Restated Credit Agreement, dated May 4, 2015 by and among the Company, Citibank N.A. as administrative agent and collateral agent, and Bank of America, N.A., as a syndication agent, and certain other lenders and parties thereto. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on May 4, 2015.

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

10.16*

Settlement agreement and general release executed as of July 6, 2015, between Mark Schultz and Science Applications International Corporation. Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q as filed with the SEC on September 1, 2015

10.17*	Deferred Compensation Plan, effective January 1, 2015. Incorporated by reference to Exhibit 10.17 of the Company’s Annual Report on Form 10-K as filed with the SEC on March 31, 2015.

10.18*	SAIC Executive Severance and Change of Control Policy, effective August 1, 2015, filed herewith.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Exhibit Number	Description of Exhibit

10.19

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

10.22

Master Transitional Contracting Agreement between the Company (formerly SAIC Gemini, Inc.) and Leidos Holdings, Inc. (formerly SAIC, Inc.) dated September 25, 2013. Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q as filed with the SEC on December 13, 2013.

10.23

Administrative Agreement, dated August 21, 2012, between Leidos, Inc. (formerly Science Applications International Corporation) and the United States Army on behalf of the U.S. Government. Incorporated by reference to Exhibit 10.14 of Amendment No. 3 to the Company’s Registration Statement on Form 10 as filed with the SEC on August 20, 2013.

10.24

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

Dated: March 29, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Anthony J. Moraco Anthony J. Moraco	Principal Executive Officer and Director	March 29, 2016

/s/ John R. Hartley John R. Hartley	Principal Financial Officer and Principal Accounting Officer	March 29, 2016

/s/ Edward J. Sanderson, Jr. Edward J. Sanderson, Jr.	Chairman of the Board	March 29, 2016

/s/ Robert A. Bedingfield Robert A. Bedingfield	Director	March 29, 2016

/s/ Deborah B. Dunie Deborah B. Dunie	Director	March 29, 2016

/s/ Thomas F. Frist III Thomas F. Frist, III	Director	March 29, 2016

/s/ John J. Hamre John J. Hamre	Director	March 29, 2016

/s/ Timothy J. Mayopoulos Timothy J. Mayopoulos	Director	March 29, 2016

/s/ Donna S. Morea Donna S. Morea	Director	March 29, 2016

/s/ Steven R. Shane Steven R. Shane	Director	March 29, 2016

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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Science Applications International Corporation

McLean, Virginia

We have audited the accompanying consolidated balance sheets of Science Applications International Corporation and subsidiaries (the "Company") as of the fiscal year ended January 29, 2016 and January 30, 2015, and the related consolidated and combined statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three fiscal years in the period ended January 29, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated and combined financial statements present fairly, in all material respects, the financial position of Science Applications International Corporation and subsidiaries as of January 29, 2016 and January 30, 2015, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 29, 2016, in conformity with accounting principles generally accepted in the United States of America.

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

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of January 29, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 29, 2016 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

McLean, Virginia
March 29, 2016

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

CONSOLIDATED AND COMBINED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year Ended
	January 29, 2016	January 30, 2015	January 31, 2014
	(in millions, except per share amounts)
Revenues	$4,284	$3,835	$4,017
Revenues performed by former Parent (Note 6)	31	50	104
Total revenues	4,315	3,885	4,121
Cost of revenues	3,873	3,500	3,684
Cost of revenues performed by former Parent (Note 6)	31	50	104
Total cost of revenues	3,904	3,550	3,788
Selling, general and administrative expenses	158	95	92
Acquisition and integration costs (Note 3)	26	-	-
Separation transaction and restructuring expenses (Note 1)	-	-	58
Operating income	227	240	183
Interest expense	44	17	7
Income before income taxes	183	223	176
Provision for income taxes (Note 9)	(66)	(82)	(63)
Net income	$117	$141	$113
Other comprehensive loss:
Other comprehensive loss, pre-tax	(6)	(5)	(3)
Income tax benefit	2	2	1
Total other comprehensive loss, net of tax (Note 12)	(4)	(3)	(2)
Comprehensive income	$113	$138	$111
Earnings per share (Note 2):
Basic	$2.55	$3.01	$2.33
Diluted	$2.47	$2.91	$2.27

See accompanying notes to consolidated and combined financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	January 29, 2016	January 30, 2015
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$195	$301
Receivables:
Billed and billable receivables	469	390
Unbillable receivables	159	147
Contract retentions	10	10
Allowance for doubtful accounts	(3)	(3)
Receivables, net	635	544
Inventories, net	68	67
Prepaid expenses	21	20
Other current assets	33	10
Total current assets	952	942
Goodwill (Note 4)	860	379
Intangible assets, net (Note 4)	224	2
Property, plant, and equipment, net (Note 5)	71	59
Other assets	15	7
Total assets	$2,122	$1,389

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$351	$315
Accrued payroll and other employee benefits	108	87
Accrued vacation	76	68
Other accrued liabilities	91	50
Long-term debt, current portion (Note 10)	57	32
Interest payable	5	-
Total current liabilities	688	552
Long-term debt, net of current portion (Note 10)	1,013	454
Deferred income taxes	8	19
Other long-term liabilities	33	19
Commitments and contingencies (Note 15)
Equity:
Common stock, $.0001 par value, 1 billion shares authorized, 45 million shares and 46 million shares issued and outstanding as of January 29, 2016 and January 30, 2015, respectively	-	-
Additional paid-in capital	215	234
Retained earnings	174	116
Accumulated other comprehensive loss (Note 12)	(9)	(5)
Total equity	380	345
Total liabilities and equity	$2,122	$1,389

See accompanying notes to consolidated and combined financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

CONSOLIDATED AND COMBINED STATEMENTS OF EQUITY

	Shares of common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Former parent company investment	Total
	(in millions)
Balance at January 31, 2013	-	$-	$-	$-	$596	$596
Net income from February 1, 2013 to September 27, 2013	-	-	-	-	69	69
Net transfers to former Parent (Note 6)	-	-	-	-	(59)	(59)
Dividend payment to former Parent (Note 6)	-	-	-	-	(295)	(295)
Contribution from former Parent (Note 6)	-	3	-	-	26	29
Transfer of former Parent investment at September 27, 2013	-	337	-	-	(337)	-
Change in reserve for uncertain tax position	-	24	-	-	-	24
Issuance of common stock in connection with separation	49	-	-	-	-	-
Issuances of stock other than in connection with the separation	-	1	-	-	-	1
Net income from September 28, 2013 to January 31, 2014	-	-	44	-	-	44
Other comprehensive loss, net of tax	-	-	-	(2)	-	(2)
Cash dividends of $0.56 per share	-	(13)	(14)	-	-	(27)
Stock-based compensation	-	11	-	-	-	11
Repurchases of stock	-	(14)	-	-	-	(14)
Balance at January 31, 2014	49	349	30	(2)	-	377
Net income	-	-	141	-	-	141
Issuances of stock	-	5	-	-	-	5
Other comprehensive loss, net of tax	-	-	-	(3)	-	(3)
Cash dividends of $1.12 per share	-	-	(55)	-	-	(55)
Stock-based compensation	-	28	-	-	-	28
Repurchases of stock	(3)	(144)	-	-	-	(144)
Separation-related tax adjustment	-	(4)	-	-	-	(4)
Balance at January 30, 2015	46	234	116	(5)	-	345
Net income	-	-	117	-	-	117
Issuances of stock	-	7	-	-	-	7
Other comprehensive loss, net of tax	-	-	-	(4)	-	(4)
Cash dividends of $1.21 per share	-	-	(59)	-	-	(59)
Stock-based compensation	-	25	-	-	-	25
Income tax benefits from stock-based compensation	-	10	-	-	-	10
Repurchases of stock	(1)	(61)	-	-	-	(61)
Balance at January 29, 2016	45	$215	$174	$(9)	$-	$380

See accompanying notes to consolidated and combined financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

	Year Ended
	January 29, 2016	January 30, 2015	January 31, 2014
	(in millions)
Cash flows from operating activities:
Net income	$117	$141	$113
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	62	21	13
Deferred income taxes	3	4	18
Stock-based compensation expense	33	35	33
Excess tax benefits from stock-based compensation	(10)	(3)	-
Loss on disposal of property, plant and equipment	1	-	-
Increase (decrease) resulting from changes in operating assets and liabilities net of the effect of the acquisition:
Receivables	(5)	77	70
Inventory, prepaid expenses and other current assets	(11)	16	(2)
Accounts payable and accrued liabilities	44	(19)	(33)
Accrued payroll and employee benefits	(4)	4	(36)
Other long-term liabilities	(4)	1	7
Total cash flows provided by operating activities	226	277	183
Cash flows from investing activities:
Cash paid for acquisition, net of cash acquired	(764)	-	-
Change in restricted cash	(14)	-	-
Expenditures for property, plant and equipment	(20)	(22)	(16)
Total cash flows used in investing activities	(798)	(22)	(16)
Cash flows from financing activities:
Dividend payments to stockholders	(55)	(52)	(27)
Principal payments on borrowings	(72)	(13)	(1)
Issuances of stock	4	3	1
Stock repurchased and retired or withheld for taxes on equity awards	(69)	(149)	(13)
Excess tax benefits from stock-based compensation	10	3	-
Proceeds from borrowings	670	-	500
Disbursements for obligations assumed from Scitor acquisition	(5)	-	-
Dividend paid to former Parent (Note 6)	-	-	(295)
Net transfers to former Parent (Note 6)	-	-	(103)
Capital contribution from former Parent (Note 6)	-	-	29
Deferred financing costs	(17)	-	(5)
Total cash flows provided by (used in) financing activities	466	(208)	86
Total (decrease) increase in cash and cash equivalents	(106)	47	253
Cash and cash equivalents at beginning of period	301	254	1
Cash and cash equivalents at end of period	$195	$301	$254

Supplementary cash flow disclosure:
Cash paid for interest	$36	$17	$7
Cash paid for income taxes	$53	$49	$29

Non-cash investing and financing activities:
Net transfers of property, plant, and equipment from former Parent	$-	$-	$22
Increase (Decrease) in accrued stock repurchases	$2	$(1)	$1
(Decrease) Increase in accrued plant, property, and equipment	$(2)	$(4)	$4
Increase in accrued cash dividend equivalents	$1	$-	$-

See accompanying notes to consolidated and combined financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Note 1—Business Overview and Summary of Significant Accounting Policies:

Overview

Description of Business. Science Applications International Corporation (collectively, with its consolidated subsidiaries, the “Company”) is a leading provider of technical, engineering and enterprise information technology (IT) services primarily to the U.S. government. The Company provides engineering and integration services for large, complex projects and offers a broad range of services with a targeted emphasis on higher-end, differentiated technology services. Each of the Company’s operating segments is focused on providing the Company’s comprehensive technical and enterprise IT service offerings to its respective customer base. The Company’s operating segments have been aggregated into one reporting segment for financial reporting purposes, as discussed in Note 14.

Acquisition of Scitor Holdings, Inc. On May 4, 2015, the Company acquired 100% of privately held Scitor Holdings, Inc. (Scitor), a leading global provider of technical services to the U.S. intelligence community and other U.S. government customers. This strategic acquisition enables the Company to gain access to new customers primarily in the intelligence community. Additionally, there is an opportunity to leverage our existing capabilities to provide expanded services to Scitor’s customers. The acquisition increases the number of the Company’s employees by approximately 1,500, many of whom hold security clearances necessary to perform work on classified contracts.

Separation from Former Parent. The Company commenced its operations on September 27, 2013 (the Distribution Date) following completion of a tax-free spin-off transaction from its former parent, Leidos Holdings, Inc. (formerly SAIC, Inc., collectively with its consolidated subsidiaries, “former Parent”). In the spin-off transaction, former Parent’s technical, engineering and enterprise IT services business was separated (the separation) into an independent, publicly traded company named Science Applications International Corporation (formerly SAIC Gemini, Inc.).

Principles of Consolidation and Basis of Presentation

Prior to the separation, the Company’s financial position, results of operations and cash flows consisted of the technical, engineering and enterprise IT services business of former Parent, which represented a combined reporting entity. Consequently, the Company’s consolidated and combined statements of income and comprehensive income and cash flows for fiscal 2014 consist both of the combined results of the technical, engineering and enterprise IT services businesses of former Parent through the Distribution Date and the Company’s consolidated results subsequent to the Distribution Date. On and prior to September 27, 2013, the consolidated and combined financial statements were prepared from separate records maintained by former Parent and may not necessarily be indicative of the conditions that would have existed or the results of operations of the Company had it been operated as an independent entity.

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

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. Significant estimates inherent in the preparation of the financial statements may include, but are not limited to: estimated profitability of long-term contracts, income taxes, fair value measurements, fair value of goodwill and other intangible assets, and contingencies.  Estimates have been prepared by management on the basis of the most current and best available information at the time of estimation and actual results could differ from those estimates.

Reporting Periods

The Company utilizes a 52/53 week fiscal year ending on the Friday closest to January 31, with fiscal quarters typically consisting of 13 weeks. Fiscal 2014 began on February 1, 2013 and ended on January 31, 2014. Fiscal 2015 began on February 1, 2014 and ended on January 30, 2015. Fiscal 2016 began on January 31, 2015 and ended on January 29, 2016.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Revenue Recognition

The Company’s revenues are generated primarily from long-term contracts with the U.S. government including subcontracts with other contractors engaged in work for the U.S. government. The Company also generates revenues from contracts with commercial and international customers, and state and local governments.  The Company performs under various types of contracts, which include firm-fixed price (FFP), time-and-materials (T&M), cost-plus-fixed-fee, cost-plus-award-fee and cost-plus-incentive-fee contracts.

FFP contracts—Revenues and profits on these contracts that are system integration or engineering in nature are primarily recognized using percentage-of-completion accounting in which revenues and profits are recognized based on the ratio of actual incurred costs to total estimated costs to complete (cost-to-cost method).

T&M contracts—Revenues are recognized on T&M contracts with the U.S. government using the percentage-of-completion method of accounting utilizing an output measure of progress. Revenues are recognized on T&M contracts with non-U.S. government customers using a proportional performance method. Under both of these methods revenues are recognized based on the hours provided in contract performance multiplied by the negotiated contract billing rates, and, for contract materials and reimbursable out-of-pocket expenses, as the costs are incurred.

Cost-plus-fixed-fee contracts—Revenues are recognized on cost-plus-fixed-fee contracts with the U.S. government on the basis of partial performance equal to costs incurred, plus an estimate of applicable fees earned as the Company becomes contractually entitled to reimbursement of costs and the applicable fees.

Cost-plus-award-fee/cost-plus-incentive-fee contracts—Revenues and fees on these contracts with the U.S. government are primarily recognized using the percentage-of-completion method of accounting. The Company includes an estimate of the ultimate incentive or award fee to be received on the contract in the estimate of contract revenues for purposes of applying the percentage-of-completion method of accounting.

The Company also uses the efforts-expended method of percentage-of-completion accounting in which an alternative measure that is more representative of contract progress is used for measuring progress toward completion. For example, the efforts-expended method is utilized when there are significant amounts of materials or hardware procured for the contract and the timing of these purchases is not representative of contract progress. In these cases, an alternative measure such as the ratio of actual incurred labor dollars to total estimated labor dollars may be more representative of progress and, therefore, would be used to determine revenues earned on the contract.

Additionally, the Company utilizes the units-of-delivery method on contracts where separate units of output are produced. Under the units-of-delivery method, revenues are generally recognized when the units are delivered to the customer, provided that all other requirements for revenue recognition have been met.

Revenues from services and maintenance contracts are recognized over the term of the respective contracts as the services are performed. Revenues from the sale of manufactured products are recorded on passage of title and risk of loss to the customer, which is generally on delivery. In certain situations in which the Company is not the primary obligor, the Company recognizes as revenue the net management fee associated with the services provided and excludes from its income statement the gross sales and costs associated with the facility or other vendors’ products. Amounts billed and collected but not yet recognized as revenues under certain types of contracts are deferred.

The Company evaluates its contracts for multiple elements and, when appropriate, separates the contracts into separate units of accounting for revenue and profit recognition purposes. The Company provides for anticipated losses by recording an expense representing the total expected loss, during the period in which the losses are determined.

Contract costs (including allocated indirect costs) that are incurred for U.S. government contracts are subject to audit and adjustment through negotiations between government representatives and the Company and, depending on the outcome of the negotiations, may impact the amount of revenues and profit earned by the Company. Revenues on U.S. government contracts have been recorded in amounts that are expected to be realized on final settlement. Contract claims are unanticipated additional costs incurred but not provided for in the executed contract price that the Company seeks to recover from the customer. Such costs are expensed as incurred. Additional revenues related to contract claims are recognized when the amounts are awarded by the customer.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Changes in Estimates on Contracts

Changes in estimates of revenues, cost of revenues or profits related to contracts accounted for using the cost-to-cost and efforts expended methods of percentage-of-completion accounting are recognized in operating income in the period in which such changes are made for the inception-to-date effect of the changes. Changes in these estimates can routinely occur over the contract performance period for a variety of reasons, which include: changes in contract scope; changes in contract cost estimates due to unanticipated cost growth or reassessments of risks impacting costs; changes in estimated incentive or award fees; and performance being better or worse than previously estimated.

Changes in contract estimates were:

	Year Ended
	January 29, 2016	January 30, 2015	January 31, 2014
	(in millions, except per share amounts)
Favorable adjustments	$29	$23	$22
Unfavorable adjustments	(16)	(12)	(26)
Net favorable (unfavorable) adjustments	13	11	(4)
Income tax effect	(5)	(4)	1
Net favorable (unfavorable) adjustments, after tax	8	7	(3)
Basic EPS impact	$0.17	$0.15	$(0.05)
Diluted EPS impact	$0.17	$0.14	$(0.05)

Stock-based Compensation

The Company issues stock-based awards as compensation to employees and directors. Stock-based awards include stock options, vesting stock awards and performance share awards. These awards are accounted for as equity awards. The Company recognizes stock-based compensation expense net of estimated forfeitures on a straight-line basis over the underlying award’s requisite service period, as measured using the award’s grant date fair value. For performance share awards, the Company reassesses the probability of achieving the performance conditions at each reporting period and adjusts compensation expense based on the number of shares the Company expects to ultimately issue. Absent sufficient history as a stand-alone company, the Company estimates forfeitures using former Parent’s historical experience.

Separation Transaction and Restructuring Expenses

During fiscal 2014, the Company incurred expenses in connection with the separation transaction. The Company took actions to reduce its real estate footprint by vacating facilities that were not necessary for its future requirements, which resulted in lease termination and facility consolidation expenses. Additionally, the Company obtained strategic advisory, legal and accounting, and investment banking services in connection with the separation. The Company also reduced headcount in preparation for the separation, which resulted in severance costs. No separation or restructuring expenses were incurred during fiscal 2015 or fiscal 2016.

Separation transaction and restructuring expenses for fiscal 2014 were:

Year Ended
January 31, 2014
(in millions)
Lease termination and facility consolidation expense	$20
Strategic advisory services	15
Legal and accounting services	10
Investment banking services	9
Severance costs	4
Separation transaction and restructuring expense	$58

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Income Taxes

The Company accounts for income taxes under the asset and liability method of accounting, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Under this method, changes in tax rates and laws are recognized in income in the period such changes are enacted. The provision for federal, state local and foreign income taxes is calculated on income before income taxes based on current tax law and includes the cumulative effect of any changes in tax rates from those used previously in determining deferred tax assets and liabilities. Such provision differs from the amounts currently payable because certain items of income and expense are recognized in different reporting periods for financial reporting purposes than for income tax purposes. Recording the provision for income taxes requires management to make significant judgments and estimates for matters for which the ultimate resolution may not become known until the final resolution of an examination by taxing authorities.  Additionally, recording liabilities for uncertainty in income taxes involves significant judgment in evaluating the Company’s tax positions and developing the best estimate of the taxes ultimately expected to be paid. We include tax penalties and interest in income tax expense.

The Company records net deferred tax assets to the extent these assets will more likely than not be realized. In making such determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent results of operations. If it is determined that the Company would be able to realize the deferred income tax assets in the future in excess of their net recorded amount or would no longer be able to realize the deferred income tax assets in the future as currently recorded, an adjustment would be made to the valuation allowance which would decrease or increase the provision for income taxes.

The Company has also recognized liabilities for uncertainty in income taxes when it is more likely than not that a tax position will not be sustained on examination and settlement with various taxing authorities. Liabilities for uncertainty in income taxes are measured based on the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.

Deferred tax assets and liabilities are netted and classified as noncurrent on the consolidated balance sheets.

Costs Allocated to Contracts

The Company classifies indirect costs as overhead (included in cost of revenues) or general and administrative expenses in the same manner as such costs are defined in the Company’s Disclosure Statements under U.S. government Cost Accounting Standards (CAS).

Cash and Cash Equivalents

Cash and cash equivalents are comprised of cash in banks and highly liquid instruments, primarily consisting of investments in institutional money market funds which invest primarily in short-term debt securities. The Company does not invest in high yield or high risk securities. The cash in bank accounts at times may exceed federally insured limits.

Restricted Cash

Restricted cash consists of cash on deposit in rabbi trusts that are contractually restricted from use in operations, but are subject to future claims of creditors. At January 29, 2016, $14 million of restricted cash was held in rabbi trust accounts which are restricted to fund future payment obligations, including obligations assumed in connection with the acquisition of Scitor and deferred compensation plans. Of this amount, $7 million is presented in other current assets and $7 million in other assets in the consolidated balance sheets.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Receivables

Receivables include outstanding invoices billed to customers, unbilled receivables and contract retentions. The Company’s receivables are primarily due from the U.S. government and are generally considered collectable from the perspective of the customer’s ability to pay. Therefore, the Company does not have a material credit risk exposure. Unbilled receivables, substantially all of which are expected to be billed and collected within one year, are stated at their estimated realizable value and consist of costs and fees billable on contract completion or the occurrence of a specified event. Contract retentions are billed when contract conditions have been met and may relate to uncompleted indirect cost negotiations with the U.S. government. Based on historical experience, the majority of retention balances are expected to be collected beyond one year and write-offs of retention balances have not been significant. The Company establishes an allowance for doubtful accounts based on the latest information available to determine whether outstanding invoices are ultimately collectable. The Company determines its allowance for doubtful accounts by analyzing individual receivables, historical bad debts, and, for non-U.S. government customers, customer credit-worthiness. Receivable balances are written off in the period during which management determines they are uncollectable, and, at that time, such balances are removed from billed receivables and, if previously reserved, from the allowance for doubtful accounts.

Inventory

Inventory is substantially comprised of finished goods inventory purchased for resale to customers, such as tires and lubricants, and is valued at the lower of cost and net realizable value.  The Company evaluates current inventory against historical and planned usage to estimate the appropriate provision for obsolete inventory.

Business Combinations

The Company records all tangible and intangible assets acquired and liabilities assumed in a business combination at fair value as of the acquisition date, which is determined using a cost, market or income approach. The excess amount of the aggregated purchase consideration paid over the fair value of the net of assets acquired and liabilities assumed is recorded as goodwill. Acquisition date fair value represents the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as measured on the acquisition date.

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

Acquisition-related costs that are not part of the purchase price consideration are expensed as incurred. These costs typically include transaction-related costs, such as finder’s fees, and legal, accounting and other professional costs.

Goodwill and Intangible Assets

Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired and liabilities assumed. Goodwill and indefinite-lived intangible assets are not amortized, but rather are tested for potential impairment annually at the beginning of the fourth quarter, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. There were no impairments during the periods presented.

The goodwill impairment test is a two-step process performed at the reporting unit level. Under the first step, the Company estimates and compares the fair value of each reporting unit to its respective carrying value including goodwill. The fair value of the Company’s reporting units are determined using either a market approach, income approach, or a combination of both, which involves the use of estimates and assumptions, including projected future operating results and cash flows, the cost of capital, and financial measures derived from observable market data of comparable public companies. If the fair value is less than the carrying value, a second step is performed to calculate the amount of impairment expense, which is equal to the difference between the reporting unit’s carrying amount of goodwill and its implied fair value of goodwill. The implied fair value of the reporting unit’s goodwill is the residual fair value derived by deducting the fair value of a reporting unit’s identifiable assets and liabilities, excluding goodwill, from the fair value of the reporting unit calculated in the first step.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

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

The Company’s fixed interest rate swaps are considered over-the-counter derivatives, and fair value is calculated using a standard pricing model for interest rate swaps with contractual terms for maturities, amortization and interest rates. Level 2, or market observable inputs, such as yield and credit curves are used within the standard pricing models in order to determine fair value. The fair value is an estimate of the amount that the Company would pay or receive as of a measurement date if the agreements were transferred to a third party or canceled. See Note 11 for further discussion on the Company’s derivative instruments designated as cash flow hedges.

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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Research and Development

The Company conducts research and development activities under customer-funded contracts and with company-funded independent research and development (IR&D) funds. IR&D efforts consist of projects involving basic research, applied research, development, and systems and other concept formulation studies. Company-funded IR&D expense is included in selling, general and administrative expenses and was $4 million, $5 million and $4 million in fiscal 2016, 2015 and 2014, respectively. Customer-funded research and development activities performed under customer contracts are charged directly to cost of revenues for those particular contracts.

Accounting Standards Updates

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements and some cost guidance included in the Accounting Standards Codification (ASC). This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU 2015-14, Deferral of the Effective Date, resulting in a one-year deferral of the effective date of ASU 2014-09, which will become effective for the Company in the first quarter of fiscal 2018, using one of two retrospective methods of adoption. The Company has not selected a method for adoption nor determined the potential effects on its financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, requiring that debt issuance costs be presented as a direct deduction from the carrying amount of the related debt liability. Prior to ASU 2015-03, debt issuance costs were required to be presented as deferred assets, separate from the related debt liability. During the second quarter of fiscal 2016 the Company early adopted ASU 2015-03 and applied its provisions retrospectively, resulting in reclassifications within the consolidated balance sheets as of January 30, 2015 of $1 million of the current portion of unamortized debt issuance costs from prepaid expenses to long-term debt, net of current portion, and $2 million of the non-current portion of unamortized debt issuance costs from other assets to long-term debt, net of current portion. The FASB clarified in ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, that debt issuance costs associated with line-of-credit arrangements may be presented as an asset and subsequently amortized ratably over the term of the line-of-credit, regardless of whether there are any outstanding borrowings. The Company continues to present its debt issuance costs associated with revolving lines of credit in other assets.

In September 2015, the FASB issued ASU No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, eliminating the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. The new guidance requires the cumulative impact of a measurement-period adjustment (including the impact on prior periods) to be recognized in the current reporting period and to disclose the impact on prior period earnings had the adjustment to provisional amounts been recognized as of the acquisition date. The Company early adopted this ASU during the fourth quarter of fiscal 2016, which did not have a material effect on the financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, requiring deferred tax assets and liabilities to be netted and classified as noncurrent on the balance sheet. During the fourth quarter of fiscal 2016, the Company early adopted ASU 2015-17 retrospectively resulting in reclassifications within the consolidated balance sheets as of January 30, 2015 of $6 million of the noncurrent deferred tax asset from other assets and $25 million from current deferred tax liability to noncurrent deferred tax liability in other long-term liabilities.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes the existing lease accounting standards (Topic 840). Under the new guidance, a lessee will be required to recognize lease assets and lease liabilities for all leases with lease terms in excess of 12 months. The recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as either a finance lease or operating lease, which the criteria for distinction are substantially similar to existing lease guidance for capital leases and operating leases. Some changes to lessor accounting have been made to conform and align that guidance with the lessee guidance and other areas within GAAP, such as Revenue from Contracts with Customers (Topic 606). ASU 2016-02 becomes effective for the Company in the first quarter of fiscal 2020 and will be adopted using a modified retrospective approach. The Company is evaluating the impact on its financial statements from the future adoption of standard.

Other Accounting Standards Updates effective after January 29, 2016 are not expected to have a material effect on the Company’s financial statements.

Note 2—Earnings Per Share (EPS), Share Repurchases and Dividends:

EPS

Basic EPS is computed by dividing net income by the basic weighted average number of shares outstanding. Diluted EPS is computed similarly to basic EPS, except the weighted average number of shares outstanding is increased to include the dilutive effect of outstanding stock options and other stock-based awards.

For periods prior to the separation, basic EPS was calculated using 48.6 million shares of the Company’s common stock that were distributed to former Parent shareholders upon separation. Diluted EPS for the periods prior to the separation was calculated using 49.7 million shares, which included 1.1 million of diluted common share equivalents for stock options and other stock-based awards (consistent with the number calculated immediately following separation) as these stock-based awards were previously issued by former Parent and outstanding at the time of separation and were assumed by the Company following the separation. A reconciliation of the weighted average number of shares outstanding used to compute basic and diluted EPS is:

	Year Ended
	January 29, 2016	January 30, 2015	January 31, 2014
	(in millions)
Basic weighted-average number of shares outstanding	45.8	46.9	48.6
Dilutive common share equivalents - stock options and other stock-based awards	1.6	1.6	1.1
Diluted weighted-average number of shares outstanding	47.4	48.5	49.7

The following stock-based awards were excluded from the weighted average number of shares outstanding used to compute diluted EPS:

	Year Ended
	January 29, 2016	January 30, 2015	January 31, 2014
	(in millions)
Antidilutive stock options excluded	0.3	0.3	1.3

Share Repurchases

The Company may occasionally repurchase shares in accordance with established repurchase plans. The Company retires its common stock upon repurchase with the excess over par value allocated to additional paid-in capital. The Company has not made any material purchases of common stock other than in connection with established share repurchase plans. On September 11, 2015, the number of shares of our common stock that may be repurchased under our existing repurchase plan, previously announced in October 2013, was increased by approximately 3.5 million shares, bringing the total authorized shares to be repurchased under the plan to approximately 8.5 million shares. As of January 29, 2016, the Company has repurchased approximately 4.7 million shares of common stock under the plan.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Dividends

The Company declared and paid quarterly dividends, starting in the third quarter of fiscal 2014 at $0.28 per share, which was increased to $0.31 per share in the second quarter of fiscal 2016. Total dividends declared and paid were $1.21 per share during fiscal 2016, $1.12 per share during fiscal 2015, and $0.56 per share during fiscal 2014.

On March 23, 2016, the Company’s Board of Directors declared a cash dividend of $0.31 per share of the Company’s common stock payable on April 29, 2016 to stockholders of record on April 15, 2016.

Note 3—Scitor Acquisition:

The Company completed the acquisition of Scitor on May 4, 2015. The acquisition was funded from cash on hand and, as discussed in Note 10, increased borrowings. Purchase consideration paid to acquire Scitor was $764 million (net of cash acquired), including $43 million which was deposited to escrow accounts pending final determination of the working capital adjustment and to secure the sellers’ indemnification obligations. Any remaining amount in escrow at the end of the indemnification period will be distributed to the sellers. The working capital adjustment was finalized in August 2015 and $3 million of the amount deposited to escrow was released to the sellers.

The purchase price was allocated among assets acquired and liabilities assumed at fair value on the acquisition date based on the best available information, with the excess purchase price recorded as goodwill. The Company’s allocation of the purchase price is subject to change on receipt of additional information, including the Company’s review of Scitor’s historical government accounting practices that could potentially result in the recognition of additional liabilities on Scitor’s opening balance sheet and an adjustment to goodwill. The Company expects to have sufficient information available to resolve these items by the first quarter of fiscal 2017. The Company recorded purchase accounting entries on a preliminary basis as follows:

(in millions)
Cash and cash equivalents	$39
Accounts receivable	86
Prepaid and other current assets	7
Deferred income taxes	10
Equipment and leasehold improvements	21
Intangible assets	255
Goodwill	481
Other noncurrent assets	1
Total assets acquired	900

Accounts payable and accrued liabilities	44
Accrued payroll and employee benefits	35
Other noncurrent liabilities	18
Total liabilities assumed	97
Net assets acquired	$803
Amount of tax deductible goodwill	$136

As discussed in Note 9, the Company inherited Scitor’s historical tax basis in deductible goodwill, certain other intangible assets and net operating loss carryforwards.

The intangible assets included above consist of the following:

	Amount	Weighted-Average Amortization Period
	(in millions)	(in years)
Backlog	$14	1
Trade name	9	2
Customer relationships	232	12
Total intangible assets	$255	11

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

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

The Company incurred $44 million in costs associated with the acquisition and integration of Scitor.  Acquisition-related expenses were $28 million, including $17 million of deferred financing fees that will be amortized to interest expense using the interest method. Acquisition-related expenses for fiscal 2016 were $10 million and are included in acquisition and integration costs on the consolidated statements of income and comprehensive income. $1 million of acquisition-related expenses were incurred in the fourth quarter of fiscal 2015. The Company also incurred $16 million in fiscal 2016 for expenses in connection with the integration of Scitor, primarily for strategic consulting services, vacant space reserves, severance costs, and other integration-related costs.

The amount of Scitor’s revenue included in the consolidated statements of income and comprehensive income for fiscal 2016 was $428 million and the amount of net income included in the consolidated statements of income and comprehensive income for fiscal 2016 was $7 million.

The following unaudited pro forma financial information presents the combined results of operations for Scitor and the Company for the year ended January 29, 2016 and January 30, 2015, respectively:

	Year Ended
	January 29, 2016	January 30, 2015
	(in millions, except per share amounts)
Total revenues	$4,463	$4,495
Net income	$143	$115
Earnings per share:
Basic	$3.12	$2.45
Diluted	$3.02	$2.37

The unaudited pro forma, combined financial information presented above has been prepared from historical financial statements that have been adjusted to give effect to the acquisition of Scitor as though it had occurred on February 1, 2014. They include adjustments for intangible asset amortization; interest expense and debt issuance costs on long-term debt; acquisition, integration, and other transaction costs; and the elimination of intercompany revenue and expenses.

Note 4—Goodwill and Intangible Assets:

Goodwill

Goodwill had a carrying value of $860 million and $379 million as of January 29, 2016 and January 30, 2015, respectively. Goodwill increased by $481 million during fiscal 2016 due to the acquisition of Scitor. There were no impairments of goodwill during the periods presented.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Intangible Assets

Intangible assets, all of which were finite-lived, consisted of the following:

	January 29, 2016			January 30, 2015
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
	(in millions)
Intangible assets:
Customer relationships	$238	$(19)	$219	$10	$(8)	$2
Trade name	9	(4)	5	-	-	-
Software technology	-	-	-	25	(25)	-
Total intangible assets	$247	$(23)	$224	$35	$(33)	$2

Intangible assets with a gross carrying value of $43 million became fully amortized during fiscal 2016 and are no longer reflected in the gross carrying value. Amortization expense related to intangible assets was $33 million, $2 million and $2 million for fiscal 2016, 2015, and 2014, respectively. There were no intangible asset impairment losses during the periods presented.

The estimated annual amortization expense related to intangible assets as of January 29, 2016 was as follows:

Fiscal Year Ending	(in millions)
2017	$26
2018	20
2019	20
2020	20
2021	20
Thereafter	118
Total	$224

Actual amortization expense in future periods could differ from these estimates as a result of future acquisitions, divestitures, impairments and other factors.

Note 5—Property, Plant and Equipment:

Property, plant and equipment are carried at cost net of accumulated depreciation and amortization. Purchases of property, plant and equipment, as well as costs associated with major renewals and betterments, are capitalized. Maintenance, repairs and minor renewals and betterments are expensed as incurred. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the accounts and any resulting gain or loss is recognized. Depreciation and amortization is recognized using the methods and estimated useful lives as follows:

	Depreciation or amortization method	Estimated useful lives (in years)	January 29, 2016	January 30, 2015
			(in millions)
Computer equipment	Straight-line or declining balance	3-10	$61	$65
Capitalized software and software licenses	Straight-line or declining balance	3-10	55	48
Leasehold improvements	Straight-line	Shorter of lease term or 10	48	35
Office furniture and fixtures	Straight-line or declining balance	2-10	12	10
Buildings and improvements	Straight-line	40	7	7
Property, plant and equipment			183	165
Accumulated depreciation and amortization			(112)	(106)
Property, plant and equipment, net			$71	$59

Depreciation and amortization expense for property, plant and equipment was $26 million, $19 million and $11 million in fiscal 2016, 2015 and 2014, respectively.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Note 6—Transactions with Former Parent:

The Company commenced its operations on September 27, 2013 during fiscal 2014, following completion of a tax-free spin-off transaction from its former Parent. Prior to separation, the Company’s financial position, results of operations and cash flows consisted of the technical, engineering and enterprise IT services business of former Parent, which represented a combined reporting entity.

Allocation of Corporate Expenses

The consolidated and combined statements of income and comprehensive income for fiscal 2014 reflect allocations of general corporate expenses from former Parent prior to separation, including, but not limited to, costs associated with executive management, finance, legal, IT, human resources, employee benefits administration, treasury, risk management, procurement and other shared services. Allocations for general corporate expenses (including management costs and corporate support services provided to the Company) totaled $104 million for fiscal 2014.

The allocations were made on a direct usage basis when identifiable, with the remainder allocated on the basis of costs incurred, headcount or other appropriate measures. Management considers these allocations to be a reasonable reflection of the utilization of services by or the benefits provided to the Company. The allocations may not, however, reflect the expense the Company would have incurred as a stand-alone company prior to separation. Actual costs that may have been incurred if the Company had been a stand-alone company would depend on a number of factors, including the chosen organizational structure, what functions were outsourced or performed by employees, and strategic decisions made in areas such as IT and infrastructure.

Net Transfers to Former Parent

Former Parent used a centralized approach to cash management and the financing of its operations. Prior to separation, transactions between former Parent and the Company were considered to be effectively settled for cash at the time the transaction was recorded. The net effect of these transactions is included in the consolidated and combined statement of cash flows as net transfers to former Parent.

A reconciliation of net transfers to former Parent in the consolidated and combined statements of equity to the corresponding amount presented on the consolidated and combined statements of cash flows for the periods presented was:

Year Ended
January 31, 2014

Net transfers to former Parent per consolidated and combined statements of equity	$(59)
Stock-based compensation	(22)
Net transfers of property, plant, and equipment from former Parent	(22)
Total net transfers to former Parent per consolidated and combined statements of cash flows	$(103)

Former Parent Investment

Former Parent investment represents former Parent’s historical investment in the Company, the net effect of cost allocations from transactions with former Parent, net transfers of cash and assets between former Parent and the Company, and the Company’s accumulated earnings prior to separation.

Dividend to Former Parent

In connection with the separation, during fiscal 2014 the Company paid a cash dividend to former Parent in the amount of $295 million.

Capital Contribution from Former Parent

In connection with the separation, during fiscal 2014 former Parent made a capital contribution to the Company in the amount of $29 million.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Net Transfers of Plant, Property, and Equipment from Former Parent

In connection with the separation, during fiscal 2014 former Parent transferred to the Company certain equipment necessary to operate its internal IT systems.

Revenues and Cost of Revenues Performed by Former Parent

As a part of former Parent, the Company entered into contracts jointly with former Parent and continues to be a party to contracts jointly performed by former Parent and the Company following separation. These transactions are recorded at revenue equal to cost to reflect that no additional profit is charged to the customer for work performed by former Parent and are presented separately in the consolidated and combined statements of income and comprehensive income.

Note 7—Stock-Based Compensation:

Plan Summaries

Certain of the Company’s employees participate in the following four stock-based compensation plans: “2013 Equity Incentive Plan” (EIP), “Management Compensation Plan,” “Stock Compensation Plan,” and “Employee Stock Purchase Plan” (ESPP) which are herein referred to together as the “Plans.” The Company issues new shares on the vesting of stock awards or exercise of stock options under these Plans.

The EIP provides the Company’s employees and directors the opportunity to receive various types of stock-based compensation and cash awards. The terms of the stock-based awards granted to employees and directors are the same, except that those for directors cliff vest within one year of the grant date. As of January 29, 2016, the Company has outstanding stock options, vested and vesting stock awards, performance share awards and cash awards under this plan. Vesting stock awards and stock options granted under the EIP prior to fiscal 2015 generally vest or become exercisable 20%, 20%, 20%, and 40% after one, two, three and four years, respectively. Stock options granted under the EIP in fiscal 2015 and fiscal 2016 generally become exercisable 33%, 33% and 33% after one, two and three years, respectively, while vesting stock awards granted in fiscal 2015 and fiscal 2016 generally vest 25%, 25%, 25% and 25% after one, two, three and four years, respectively. The maximum contractual term for stock options granted under the EIP is ten years, but historically the Company has granted stock options with a seven-year contractual term. Vesting may be accelerated for employees meeting retirement eligibility conditions. Stock-based awards generally provide for accelerated vesting if there is a change in control (as defined in the EIP). Vesting stock awards and performance share awards have forfeitable rights to dividends. In June 2014, the EIP was amended and restated to increase the total authorized shares of common stock for issuance under the EIP from 5.7 million to 8.5 million.

The Company grants performance-based stock awards to certain officers and key employees under the EIP. Performance shares are rights to receive shares of the Company’s stock on the satisfaction of service requirements and performance conditions. These awards cliff vest on the third anniversary of the grant date, subject to meeting the minimum service requirements and the achievement of certain annual and cumulative financial metrics of the Company’s performance, with the number of shares ultimately issued, if any, ranging up to 150% of the specified target shares. If performance is below the minimum threshold level of performance, no shares will be issued. For performance share awards granted in fiscal 2015 and fiscal 2016, the annual financial metrics are based on operating cash flows and the cumulative financial metrics are based on operating income.

The Company has a Management Stock Compensation Plan and a Stock Compensation Plan, together referred to as the “Stock Compensation Plans.” The Board of Directors may at any time amend or terminate the Stock Compensation Plans. The Stock Compensation Plans provide for awards in share units to eligible employees. Benefits from these plans are payable in shares of the Company’s stock that are held in a trust for the purpose of funding benefit payments to the participants. Compensation expense is generally recognized over the vesting period of four years and vest 100% after four years following the date of the award. The Stock Compensation Plans permit a vesting period up to 7 years after the date of grant. In the event of a change in control of the Company (as defined by the Stock Compensation Plans), participant accounts will become fully vested and shares of the stock held in the accounts will be immediately distributed. The Stock Compensation Plans do not provide for a maximum number of shares available for future issuance.

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

The Company’s ESPP allows eligible employees to purchase shares of the Company’s stock at a discount of up to 15% of the fair market value on the date of purchase. During the three years ended January 29, 2016, the discount was 5% of the fair market value on the date of purchase for purchases made under the Company’s ESPP (or under former Parent’s ESPP prior to the separation), thereby resulting in the ESPP being non-compensatory. As of January 29, 2016, 2.9 million shares of the Company’s stock are authorized for issuance under the ESPP.

Expense and Related Tax Benefits Recognized

Stock-based compensation expense and related tax benefits recognized under the Plans were:

	Year Ended
	January 29, 2016	January 30, 2015	January 31, 2014
	(in millions)
Stock-based compensation expense:
Stock options	$4	$4	$4
Vesting stock awards	25	30	29
Performance share awards	4	1	-
Total stock-based compensation expense	$33	$35	$33
Tax benefits recognized from stock-based compensation	$13	$13	$13

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

Stock option activity for the year ended January 29, 2016 was:

	Shares of stocks under stock options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
	(in millions)		(in years)	(in millions)
Outstanding at January 30, 2015	2.7	$32.14	4.6	$44
Options granted	0.3	52.18
Options forfeited or expired	(0.2)	34.46
Options exercised	(0.5)	33.12
Outstanding at January 29, 2016	2.3	$34.75	4.4	$21
Options exercisable at January 29, 2016	0.8	$32.02	3.8	$8
Vested and expected to vest as of January 29, 2016	2.3	$34.59	4.4	$21

As of January 29, 2016 there was $4 million of unrecognized compensation cost, net of estimated forfeitures, related to stock options, which is expected to be recognized over a weighted average period of 1.2 years.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The following table summarizes activity related to exercises of stock options:

	Year Ended
	January 29, 2016	January 30, 2015	January 31, 2014
	(in millions)
Cash received from exercises of stock options	$-	$-	$-
Stock exchanged at fair value upon exercises of stock options	$3	$2	$1
Tax benefits realized from exercises of stock options	$3	$1	$-
Total intrinsic value of options exercised	$10	$7	$-

The fair value of stock option awards granted prior to the separation under former Parent’s plan were valued using the Black-Scholes option-pricing model based on the following assumptions:

Expected Term--The expected term is derived from former Parent’s historical experience.

Expected Volatility--The expected volatility is based on an average of the historical volatility of former Parent’s common stock and the implied volatility from traded options on former Parent’s common stock.

Risk-Free Interest Rate--The risk-free interest rate is based on the yield curve of a zero-coupon U.S. Treasury bond with a maturity equal to the expected term of the stock option on the date of grant.

Dividend Yield--The dividend yield is based on former Parent’s historical dividend yield level.

The fair value of stock option awards granted subsequent to the separation under the Company’s plan were valued using the Black-Scholes option-pricing model based on the following assumptions:

Expected Term--The expected term is calculated using the U.S. Security and Exchange Commission’s “simplified method” as the midpoint between the vesting term and contractual term.

Expected Volatility--The expected volatility is based on a leverage-adjusted daily average volatility of the Company’s peer group companies over a period consistent with the expected term. Peer group companies were selected from companies within the Company’s industry that most closely match the Company’s business, including size, capital structure and customer base.

Risk-Free Interest Rate--The risk-free interest rate is based on the yield curve of a zero-coupon U.S. Treasury bond with a maturity equal to the expected term of the stock option on the date of grant.

Dividend Yield--The dividend yield assumed over the expected term of the option is based on the announced dividend as of the grant date and the three month average stock price as of the grant date.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The weighted average grant date fair value and assumptions used to determine the fair value of stock options granted for the periods presented were:

	Year Ended
	January 29, 2016	January 30, 2015	January 31, 2014
			(a)(b)
Weighted average grant-date fair value	$11.76	$5.91	$4.18
Expected term (in years)	4.5	4.5	5.0
Expected volatility	31.7%	24.1%	25.6%
Risk-free interest rate	1.2%	1.5%	0.9%
Dividend yield	2.1%	3.0%	3.8%
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

(b)	The weighted average grant date fair values of stock options granted by former Parent prior to the separation date were adjusted for the separation conversion on September 27, 2013.

Vesting Stock Awards

Vesting stock award activity for the year ended January 29, 2016 was:

	Shares of stock under stock awards	Weighted average grant date fair value
	(in millions)
Unvested at January 30, 2015	2.7	$32.58
Awards granted	0.5	50.26
Awards forfeited	(0.2)	35.11
Awards vested	(0.8)	33.73
Unvested at January 29, 2016	2.2	$35.93

The grant date fair value of vesting stock awards is based on the closing market price of the Company’s stock on the last trading day preceding the grant date, except for those granted prior to the separation under former Parent’s Plan which were based on the fair value of former Parent’s common stock and adjusted for the separation conversion on September 27, 2013. The weighted average grant date fair value of the vesting stock awards granted for fiscal 2016, fiscal 2015 and fiscal 2014 was $50.26, $38.16 and $30.69, respectively. As of January 29, 2016 there was $30 million of unrecognized compensation cost, net of estimated forfeitures, related to vesting stock awards, which is expected to be recognized over a weighted average period of 1.5 years. The fair value of vesting stock awards that vested in fiscal 2016, fiscal 2015 and fiscal 2014 was $39 million, $33 million and $18 million, respectively.

Performance Share Awards

Performance share award activity for the year ended January 29, 2016 was:

	Shares of stock under performance shares	Weighted average grant-date fair value
	(in millions)
Unvested performance shares at January 30, 2015	0.2	$38.77
Performance shares granted	0.1	52.11
Performance shares forfeited	-	-
Performance shares vested	-	-
Unvested performance shares at January 29, 2016	0.3	$44.97

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The actual number of shares to be issued upon vesting range between 0-150% of the specified target shares. For those awards outstanding as of January 29, 2016 the Company expects to issue 0.3 million shares of stock in the future based on estimated future achievement of the performance goals. The weighted average grant date fair value of the performance share awards granted for fiscal 2016 and fiscal 2015 was $52.11 and $38.77, respectively. The grant date fair value of performance share awards is based on the closing market price of the Company’s common stock on the last trading day preceding the grant date. As of January 29, 2016 there was $5.4 million of unrecognized compensation cost, net of estimated forfeitures, related to performance share awards, which is expected to be recognized over a weighted average period of 1.6 years.

Note 8—Retirement Plans:

Defined Contribution Plans

The Company sponsors the Science Applications International Corporation Retirement Plan (a defined contribution plan), which is both a 401(k) plan and an employee stock ownership plan, in which most employees are eligible to participate. Scitor sponsors the Scitor Corporation Salary Savings and Profit Sharing Plan, which is a 401(k) plan in which most employees of Scitor are eligible to participate. These plans allow eligible participants to contribute a portion of their income through payroll deductions and the Company may also make discretionary contributions. The Company contributions expensed for defined contribution plans were $47 million, $34 million and $46 million in fiscal 2016, 2015 and 2014, respectively.

Deferred Compensation Plans

The Company has established the Science Applications International Corporation Deferred Compensation Plan (DCP), effective January 1, 2015, providing certain eligible employees and directors an opportunity to defer some or all of their compensation on an unfunded, nonqualified basis. Participant deferrals are fully vested and diversified at the participant’s direction among the investment options offered under the DCP, which options include the Company’s stock. Participant accounts will be credited with a rate of return based on the performance of the investment options selected. Investment allocations into the Company’s stock cannot be subsequently reallocated into other investment options and distributions will be made in shares of the Company’s stock. Distributions from all other investment options will be made in cash. Deferred balances will generally be paid on retirement based on the participant’s payout election or termination. The Company may provide discretionary contributions to participants, but no Company contributions have been made.

The Company maintains two deferred compensation plans, the Keystaff Deferral Plan (KDP) and the Key Executive Stock Deferral Plan (KESDP) for the benefit of certain management or highly compensated employees or directors and allows eligible participants to elect to defer all or a portion of their annual bonus, sign-on bonus or certain other bonuses. Directors may also elect to defer their director fees. The Company makes no contributions to the KDP but maintained participant accounts for deferred amounts and interest earned. Interest is accrued based on the Moody’s Seasoned Corporate Bond Rate less 1% (3.05% during fiscal 2016). Effective August 1, 2015, the KDP plan was merged into the DCP plan and the participant’s accounts were diversified at the participant’s direction among the investment options offered under the DCP. Deferred balances are generally paid on termination. Under the KESDP, eligible participants may elect to defer in share units all or a portion of their bonus awards granted under the 2013 Equity Incentive Plan (see Note 7). The Company makes no contributions to the accounts of KESDP participants. Benefits from the KESDP are payable in shares of the Company’s stock that may be held in a trust for the purpose of funding benefit payments to KESDP participants. Deferred balances will generally be paid on retirement, based on the participant’s payout election, or termination. Effective January 1, 2015, the KDP and KESDP were frozen, prohibiting any further deferrals of compensation earned on or after January 1, 2015.

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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Note 9—Income Taxes:

Substantially all of the Company’s income before income taxes for the three years ended January 29, 2016 is subject to taxation in the United States. The provision for income taxes for each of the three years ended January 29, 2016 included the following:

	Year Ended
	January 29, 2016	January 30, 2015	January 31, 2014
	(in millions)
Current:
Federal	$51	$66	$40
State	12	12	5
Deferred:
Federal	5	4	13
State	(2)	-	5
Total	$66	$82	$63

A reconciliation of the provision for income taxes to the amount computed by applying the statutory federal income tax rate to income before income taxes for each of the three years ended January 29, 2016 follows:

	Year Ended
	January 29, 2016	January 30, 2015	January 31, 2014
	(in millions)
Amount computed at the statutory federal income tax rate (35%)	$64	$78	$62
State income taxes, net of federal tax benefit	6	8	7
Manufacturer's deduction	(4)	(1)	(1)
Non-deductible acquisition costs	2	-	-
Research and development credits	(2)	(1)	(3)
Other	-	(2)	(2)
Total	$66	$82	$63
Effective income tax rate	36.0%	36.8%	35.8%

The effective income tax rate for fiscal 2016 is lower than fiscal 2015 primarily due to increased manufacturer’s deduction and research and development credits offset by non-deductible acquisition costs in fiscal 2016. The lower effective income tax rate for fiscal 2014, when compared to fiscal 2015, was primarily due to larger research and development credits in fiscal 2014.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Deferred income taxes are recorded for differences in the basis of assets and liabilities for financial reporting purposes and tax reporting purposes. Deferred tax assets (liabilities) were comprised of:

	January 29, 2016	January 30, 2015
	(in millions)
Accrued vacation and bonuses	$26	$23
Accrued liabilities	11	4
Deferred compensation	24	18
Vesting stock awards	19	18
Net operating loss carry-forward	28	-
Accumulated other comprehensive loss	5	3
Total deferred tax assets	113	66
Deferred revenue	(52)	(49)
Fixed asset basis differences	(6)	(8)
Purchased intangible assets	(63)	(28)
Total deferred tax liabilities	(121)	(85)
Net deferred tax liabilities	$(8)	$(19)

Net deferred tax liabilities are presented in Other long-term liabilities on the consolidated balance sheets.

The changes in the unrecognized tax benefits, excluding accrued interest and penalties, were:

Year Ended
	January 29, 2016	January 30, 2015	January 31, 2014
(in millions)
Unrecognized tax benefits at beginning of the year	$-	$-	$5
Additions for tax positions related to prior years	-	-	-
Reductions for tax positions as a result of spin-off	-	-	(5)
Settlements with tax authorities	-	-	-
Unrecognized tax benefits at end of the year	$-	$-	$-
Unrecognized tax benefits that, if recognized, would affect the effective income tax rate	$-	$-	$-

In fiscal 2016, the Company does not have any unrecognized tax benefits. In fiscal 2015, the Company did not have any unrecognized tax benefits.

For the periods presented, there was not a significant amount of accrued interest and penalties recognized in the consolidated and combined balance sheets and statements of income and comprehensive income. Tax interest and tax penalties, if any, would be included in income tax expense.

Beginning with fiscal 2014, the Company filed income tax returns in the U.S. and various state jurisdictions, which may be subject to routine compliance reviews by the IRS and other taxing authorities. While the Company believes it has adequate accruals for uncertain tax positions, the tax authorities may determine that the Company owes taxes in excess of recorded accruals or the recorded accruals may be in excess of the final settlement amounts agreed to by tax authorities. The Company’s tax returns for fiscal 2015 and 2014 remain subject to examination by the IRS and various other tax jurisdictions. The Company is not responsible for any tax items on operations before the separation except for Scitor’s tax returns that remain subject to examination by the U.S. Internal Revenue Service and various other tax jurisdictions from 2005 through the acquisition.

On May 4, 2015, the Company acquired all of Scitor’s stock in a transaction taxable to the selling shareholders. The Company inherited Scitor’s historical tax basis in deductible goodwill, certain other intangible assets, and operating loss carryforwards. At the date of the acquisition, the tax deductible goodwill was $136 million and the tax deductible identified intangible assets were $163 million. The Company inherited a federal and state net operating loss of $90 million subject to Internal Revenue Code Section 382 limitations. The Company expects to utilize these losses completely by fiscal 2020.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

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

Note 10—Debt Obligations:

The Company’s long-term debt as of the periods presented was as follows:

	January 29, 2016					January 30, 2015
	Stated interest rate	Effective interest rate	Principal	Unamortized Debt Issuance Costs	Net	Principal	Unamortized Debt Issuance Costs	Net
			(in millions)
Term Loan A Facility due September 2018	3.19%	3.36%	$551	$(2)	$549	$489	$(3)	$486
Term Loan B Facility due May 2022	3.75%	4.27%	536	(15)	521	-	-	-
Total long-term debt			$1,087	$(17)	$1,070	$489	$(3)	$486
Less current portion			57	-	57	32	-	32
Total long-term debt, net of current portion			$1,030	$(17)	$1,013	$457	$(3)	$454

As of January 29, 2016, the Company has a $1.3 billion credit facility (the Credit Facility) between the Company, as borrower, and Citibank, N.A. (Citibank), as administrative agent, which consists of a $200 million secured revolving credit facility (the Revolving Credit Facility), a $551 million secured term facility (Term Loan A Facility), and a $536 million secured term facility (Term Loan B Facility) (together, the Term Loan Facilities). The Revolving Credit Facility capacity is available to the Company through September 2018, but no draws have been made. Borrowings under the Revolving Credit Facility must be repaid in full by September 2018.

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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

The Term Loan A Facility principal under the Second Amended Credit Agreement is repaid quarterly on the last business day of each July, October, January, and April, commencing on July 31, 2015 in an amount equal to a specified percentage of the Term Loan A Facility aggregate principal amount outstanding as of May 4, 2015 (1.299% for July 31, 2015; 1.948% for October 31, 2015 to July 31, 2016; and 2.597% for October 31, 2016 until the Term Loan A Facility matures). Prior to the Second Amended Credit Agreement, the Company repaid principal on the Initial Term Loan Facility in quarterly installments of $6 million commencing October 2014 through April 2015. The Term Loan B Facility principal amortizes quarterly in an amount equal to 0.25% of the initial aggregate principal amount of Term Loan B Facility plus accrued interest on the amount of principal repaid, which is payable on each October 31, January 31, April 30, and July 31 until it matures. Principal amortization began July 31, 2015. The scheduled principal repayments for Term Loan A, Term Loan B, or both, may be further reduced or eliminated by voluntary or mandatory principal prepayments. Mandatory principal prepayments are allocated to Term Loan A and Term Loan B on a pro rata basis and reduce the remaining scheduled principal installments for each facility.  Voluntary principal prepayments may be applied to either or both loans at the Company’s direction. On January 29, 2016 the Company made a $30 million voluntary principal prepayment which was applied to Term Loan B. Subsequent to the end of fiscal 2016, on March 29, 2016, the Company made a $4 million voluntary principal prepayment, which was applied to Term Loan B and is included in the current portion of long-term debt on the consolidated balance sheet.

The Credit Facility requires the maintenance of a Senior Secured Leverage Ratio (as defined in the Second Amended Credit Agreement) of not greater than 4.00 to 1.00 until July 31, 2016, and not greater than 3.75 to 1.00 thereafter, and requires the Company to make an annual prepayment as a portion of its Excess Cash Flow (as defined in the Second Amended Credit Agreement). The Company does not have a mandatory prepayment in the first quarter of fiscal 2017 after considering the impact of the voluntary prepayments described above.

The Credit Facility contains certain restrictive covenants applicable to the Company and its subsidiaries, which include limitations on the ability to merge or consolidate with other entities; enter into property sale and lease-back transactions and pay dividends or make stock repurchases under certain leverage ratios. The Credit Facility also contains certain customary events of default, including, among others, defaults based on certain bankruptcy and insolvency events, nonpayment, cross-defaults to other debt, breach of specified covenants, ERISA events, material monetary judgments, change of control events and the material inaccuracy of the Company’s representations and warranties. If an event of default occurs and is continuing under the Credit Facility, the administrative agent shall at the request of the required lenders or may with the consent of the required lenders terminate the commitments thereunder, declare amounts outstanding (including principal and accrued interest and fees) payable immediately, and enforce any and all rights and interests. As of January 29, 2016 the Company was in compliance with the covenants under its Credit Facility.

Maturities of long-term debt as of January 29, 2016 are:

Fiscal Year Ending	Total
(in millions)
2017	$57
2018	60
2019	438
2020	-
2021	1
Thereafter	531
Total principal payments	$1,087

As of January 29, 2016 and January 30, 2015, the carrying value of the Company’s outstanding debt obligations approximated its fair value. The fair value of long-term debt is calculated using Level 2 inputs, based on interest rates available for debt with terms and maturities similar to the Company’s Term Loan Facilities.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Note 11—Derivative Instruments Designated as Cash Flow Hedges:

The Company’s derivative instruments designated as cash flow hedges consist of:

					Liability Fair Value (1) at
	Notional Amount at January 29, 2016	Pay Fixed Rate	Receive Variable Rate	Settlement and Termination	January 29, 2016	January 30, 2015
	(in millions)				(in millions)
Term loan A interest rate swaps	$456	1.41%	1-month LIBOR	Monthly through September 26, 2018	$7	$8
Term loan B interest rate swaps	350	1.88%	3-month LIBOR (2)	Quarterly through May 7, 2020	8	-
Total	$806				$15	$8

(1)  The fair value of the fixed interest rate swaps liability is included in accounts payable and accrued liabilities on the consolidated balance sheets.

(2)  Subject to a 0.75% floor.

The Company is party to fixed interest rate swap instruments that are designated and accounted for as cash flow hedges to manage risks associated with interest rate fluctuations on a portion of the Company’s floating rate debt. In September 2013, the Company entered into fixed interest rate swaps that aggregate to the same notional amount and tenor as the Initial Term Loan A Facility to hedge the variability in interest payment cash flows. The Company did not hedge the Incremental Term Loan A draw of $100 million. Effective on May 7, 2015, the Company entered into fixed interest rate swaps to hedge the variability in interest payments on the first $350 million of Term Loan B Facility over five years and will account for this as a cash flow hedge. The counterparties to all swap agreements are financial institutions. See Note 12 for the effective portion of the unrealized change in fair values on cash flow hedges recognized in other comprehensive loss and the amounts reclassified from accumulated other comprehensive loss into earnings for the current and comparative periods presented. There was no ineffectiveness during any of the periods presented. The Company estimates that it will reclassify $8 million of unrealized losses from accumulated other comprehensive loss into earnings in the twelve months following January 29, 2016.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Note 12—Changes in Accumulated Other Comprehensive Loss by Component:

The following table presents the changes in accumulated other comprehensive loss attributable to the Company’s fixed interest rate swap cash flow hedges that are discussed in Note 11.

	Unrealized Losses on Fixed Interest Rate Swap Cash Flow Hedges
	Pre-Tax Amount (a)	Income Tax (b)	Net Amount
	(in millions)
Balance at January 30, 2015	$8	$(3)	$5
Other comprehensive loss before reclassifications	15	(6)	9
Amounts reclassified from accumulated other comprehensive loss	(9)	4	(5)
Net other comprehensive loss	6	(2)	4
Balance at January 29, 2016	$14	$(5)	$9

Balance at January 31, 2014	$3	$(1)	$2
Other comprehensive loss before reclassifications	11	(4)	7
Amounts reclassified from accumulated other comprehensive loss	(6)	2	(4)
Net other comprehensive loss	5	(2)	3
Balance at January 30, 2015	$8	$(3)	$5

Balance at January 31, 2013	$-	$-	$-
Other comprehensive loss before reclassifications	5	(2)	3
Amounts reclassified from accumulated other comprehensive loss	(2)	1	(1)
Net other comprehensive loss	3	(1)	2
Balance at January 31, 2014	$3	$(1)	$2
(a)	The amount reclassified from accumulated other comprehensive loss is included in interest expense.
(b)	The amount reclassified from accumulated other comprehensive loss is included in the provision for income taxes.

Note 13—Operating Leases:

The Company occupies most of its facilities under operating leases. Most of the leases require the Company to pay maintenance and operating expenses (such as taxes, insurance and utilities), and also contain renewal options to extend the lease and provisions for periodic rate escalations to reflect inflationary increases. Certain equipment is leased under short-term or cancelable operating leases. Rental expense for facilities and equipment was $66 million, $41 million and $39 million in fiscal 2016, 2015 and 2014, respectively.

Future minimum operating lease commitments at January 29, 2016 are:

Fiscal Year Ending	(in millions)
2017	$48
2018	39
2019	34
2020	28
2021	20
Thereafter	20
Total	$189

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

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

Substantially all of the Company’s revenues were generated by and tangible long-lived assets owned by entities located in the United States. As such, financial information by geographic location is not presented.

The Company’s total revenues were largely earned through contracts directly with the U.S. government or to subcontracts with other contractors engaged in work for the U.S. government.

The percentages of total revenues earned from contracts with the U.S. government, its agencies and other customers, including those comprising more than 10% of total revenues for the periods presented were:

	Year Ended
	January 29, 2016	January 30, 2015	January 31, 2014
U.S. Army	29%	28%	29%
U.S. Navy	16%	20%	21%
Other DoD	21%	22%	22%
Other federal government	31%	27%	25%
Total U.S. government	97%	97%	97%
Other	3%	3%	3%
Total	100%	100%	100%

Note 15—Legal Proceedings and Commitments and Contingencies:

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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

In accordance with the MTCA, former Parent agreed to seek the U.S. government’s approval to novate all of the contracts under which the Company is obligated to fulfill the remaining terms. In July 2014, the government signed an agreement authorizing the novation of these contracts from former Parent to the Company and, as of January 29, 2016, the novation process is complete. The MTCA also governs the relationship between former Parent and the Company with regard to the treatment of contracts, proposals, and teaming arrangements where both companies are or will be jointly performing work after separation. Each of former Parent and the Company indemnify the other party for work performed by it under the MTCA.

Government Investigations, Audits and Reviews

The Company is routinely subject to investigations and reviews relating to compliance with various laws and regulations with respect, in particular, to its role as a contractor to federal, state and local government customers and in connection with performing services in countries outside of the United States. U.S. government agencies, including the Defense Contract Audit Agency (DCAA), the Defense Contract Management Agency and others, routinely audit and review a contractor’s performance on government contracts, indirect rates and pricing practices, and compliance with applicable contracting and procurement laws, regulations and standards. They also review the adequacy of the contractor’s compliance with government standards for its business systems. Adverse findings in these investigations, audits, or reviews can lead to criminal, civil or administrative proceedings, and the Company could face disallowance of previously billed costs, penalties, fines, compensatory damages, and suspension or debarment from doing business with governmental agencies. Adverse findings, due to the Company’s reliance on government contracts, could also have a material adverse effect on its business, including its financial position, results of operations and cash flows.

The indirect cost audits by the DCAA of the Company’s business remain open for fiscal 2011 and subsequent years. Although the company has recorded contract revenues subsequent to and including fiscal 2011 based on an estimate of costs that the Company believes will be approved on final audit, the Company does not know the outcome of any ongoing or future audits. If future completed audit adjustments exceed the Company’s reserves for potential adjustments, the Company’s profitability could be materially adversely affected.

The Company has recorded reserves for estimated net amounts to be refunded to customers for potential adjustments for indirect cost audits and compliance with U.S. government CAS, which include indemnification obligations owing to former Parent for periods prior to the Distribution Date. As of January 29, 2016, the Company has recorded a total liability of $28 million for estimated net amounts to be refunded to customers for potential adjustments from audits of contract costs. Any additional amounts which may be determined to be owed for periods prior to the separation will be allocated to former Parent and the Company in proportions determined in accordance with the Distribution Agreement.

Timekeeping Contract with City of New York

In March 2012, in connection with the resolution of certain investigations related to an automated time and attendance and workforce management system (CityTime) that former Parent developed and implemented for certain New York City agencies, former Parent entered into a three-year deferred prosecution agreement (DPA) with the U.S. Attorney’s Office for the Southern District of New York. Under the terms of the DPA, the U.S. Attorney’s Office deferred prosecution of a single criminal count against former Parent. As of March 2015, former Parent fully satisfied the requirements of the DPA, and the DPA expired with the conclusion of the three-year term. As a result, the U.S. Attorney’s Office filed an application with the court to dispose of the charge and, on March 16, 2015, the court entered an order disposing of the pending charge against former Parent. Although the Company was not subject to the DPA, it previously had complied with applicable compliance provisions of the DPA. Following expiration of the DPA, the compliance provisions under the DPA also terminated.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

In August 2012, former Parent entered into an administrative agreement with the U.S. Army as lead agency on behalf of the U.S. government relating to the resolution of its investigation into the CityTime contract that confirms former Parent’s continuing eligibility to enter into and perform contracts with the U.S. government. Under the terms of the administrative agreement, former Parent agreed, among other things, to maintain a contractor responsibility program having the specific elements described in the administrative agreement, including retaining an independent monitor and providing certain reports to the U.S. Army. In conjunction with the separation, the Company notified the U.S. Army that it would comply with the obligations set forth in the administrative agreement following the separation. The administrative agreement had a duration of five years, or a termination date in August 2017, with a provision that allowed former Parent to request earlier termination after three years, or after August 2015. In October 2015, the U.S. Army granted former Parent’s request for early termination of the administrative agreement. Following the October 2015 termination of the administrative agreement between the U.S. Army and former Parent, the Company has no further obligations under that agreement.

Army Brigade Combat Team Modernization Engineering, Manufacturing and Development (BCTM) Program

The BCTM program was terminated for convenience by the Department of Defense (DoD) effective in September 2011. From October 2009 through termination, the Company and its prime contractor performed on this program under an undefinitized change order with a provisional billing rate that allowed the Company to receive a lesser amount of the projected fixed fee (contract profit) than the estimated fixed fee due until completion of contract negotiations. The Company has recognized revenues of approximately $480 million (including estimated fees) from October 2009 through August 2013 under the undefinitized change order. During fiscal 2013, an agreement in principle was reached between the prime contractor and the DoD; however a formal contract modification has not yet been received. The Company had an outstanding receivable of approximately $2 million on this contract as of January 29, 2016.

Letters of Credit and Surety Bonds

The Company has outstanding obligations relating to letters of credit of $8 million as of January 29, 2016, principally related to guarantees on insurance policies. The Company also has outstanding obligations relating to surety bonds in the amount of $14 million, principally related to performance and payment bonds on the Company’s contracts. The majority of the surety bonds outstanding were initially obtained by former Parent and the Company is required to satisfy these obligations under the terms of the Distribution Agreement.

Note 16—Selected Quarterly Financial Data (Unaudited):

Selected unaudited financial data for each quarter of the most recent two fiscal years was:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in millions, except per share amounts)
Fiscal 2016
Total revenues	$1,009	$1,099	$1,136	$1,071
Operating income	57	52	64	54
Net income	33	22	34	28
Basic EPS	$0.72	$0.48	$0.74	$0.61
Diluted EPS	$0.69	$0.46	$0.72	$0.60

Fiscal 2015
Total revenues	$977	$952	$1,004	$952
Operating income	59	59	63	59
Net income	34	34	37	36
Basic EPS	$0.71	$0.72	$0.80	$0.78
Diluted EPS	$0.69	$0.70	$0.77	$0.75

Exhibit Number	Description of Exhibit

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

3.1	Amended and Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed with the SEC on October 1, 2013.

3.2	Amended and Restated Bylaws. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed with the SEC on February 3, 2016.

10.1

Second Amended & Restated Credit Agreement, dated May 4, 2015 by and among the Company, Citibank N.A. as administrative agent and collateral agent, and Bank of America, N.A., as a syndication agent, and certain other lenders and parties thereto. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on May 4, 2015.

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

10.16*

Settlement agreement and general release executed as of July 6, 2015, between Mark Schultz and Science Applications International Corporation. Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q as filed with the SEC on September 1, 2015.

10.17*	Deferred Compensation Plan, effective January 1, 2015. Incorporated by reference to Exhibit 10.17 of the Company’s Annual Report on Form 10-K as filed with the SEC on March 31, 2015.

10.18*	SAIC Executive Severance and Change of Control Policy, effective August 1, 2015, filed herewith.

10.19

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

10.23

Administrative Agreement, dated August 21, 2012, between Leidos, Inc. (formerly Science Applications International Corporation) and the United States Army on behalf of the U.S. Government. Incorporated by reference to Exhibit 10.14 of Amendment No. 3 to the Company’s Registration Statement on Form 10 as filed with the SEC on August 20, 2013.

10.24

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