Form 10-Q
period 2016-05-06
Science Applications International Corp
filed 2016-06-13
CIK 1571123

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 6, 2016

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

Yes  ☐    No   ☒

The number of shares issued and outstanding of the registrant’s common stock as of May 27, 2016 was as follows:

44,825,450 shares of common stock ($.0001 par value per share)

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

CONDENSED AND CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended
	May 6, 2016	May 1, 2015
	(in millions, except per share amounts)
Revenues	$1,215	$1,009
Cost of revenues	1,098	923
Selling, general and administrative expenses	44	26
Acquisition and integration costs (Note 3)	7	3
Operating income	66	57
Interest expense	14	4
Income before income taxes	52	53
Provision for income taxes (Note 5)	(19)	(20)
Net income	$33	$33
Other comprehensive income, net of tax (Note 8)	-	2
Comprehensive income	$33	$35
Earnings per share (Note 2):
Basic	$0.73	$0.72
Diluted	$0.71	$0.69
Cash dividends declared and paid per share	$0.31	$0.28

See accompanying notes to condensed and consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

CONDENSED AND CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	May 6, 2016	January 29, 2016
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$154	$195
Receivables, net	696	635
Inventory, prepaid expenses and other current assets	124	122
Total current assets	974	952
Goodwill	863	860
Intangible assets (net of accumulated amortization of $30 million and $23 million at May 6, 2016 and January 29, 2016, respectively)	217	224
Property, plant, and equipment (net of accumulated depreciation of $117 million and $112 million at May 6, 2016 and January 29, 2016, respectively)	66	71
Other assets	14	15
Total assets	$2,134	$2,122

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$472	$447
Accrued payroll and employee benefits	201	184
Long-term debt, current portion (Note 6)	57	57
Total current liabilities	730	688
Long-term debt, net of current portion (Note 6)	999	1,013
Deferred income taxes	6	8
Other long-term liabilities	33	33
Commitments and contingencies (Note 9)
Equity:
Common stock, $.0001 par value, 1 billion shares authorized, 45 million shares issued and outstanding as of May 6, 2016 and January 29, 2016	-	-
Additional paid-in capital	182	215
Retained earnings	193	174
Accumulated other comprehensive loss (Note 8)	(9)	(9)
Total equity	366	380
Total liabilities and equity	$2,134	$2,122

See accompanying notes to condensed and consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

CONDENSED AND CONSOLIDATED STATEMENT OF EQUITY

(UNAUDITED)

	Shares of common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
	(in millions)
Balance at January 29, 2016	45	$215	$174	$(9)	$380
Net income	-	-	33	-	33
Issuances of stock	1	2	-	-	2
Cash dividends of $0.31 per share	-	-	(14)	-	(14)
Stock-based compensation	-	(5)	-	-	(5)
Income tax benefits from stock-based compensation	-	4	-	-	4
Repurchases of stock	(1)	(34)	-	-	(34)
Balance at May 6, 2016	45	$182	$193	$(9)	$366

See accompanying notes to condensed and consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

CONDENSED AND CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	May 6, 2016	May 1, 2015
	(in millions)
Cash flows from operating activities:
Net income	$33	$33
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16	5
Stock-based compensation expense	10	9
Excess tax benefits from stock-based compensation	(4)	(3)
Increase (decrease) resulting from changes in operating assets and liabilities:
Receivables	(61)	(17)
Inventory, prepaid expenses and other current assets	(2)	3
Other assets	-	1
Accounts payable and accrued liabilities	10	11
Income taxes payable	16	14
Accrued payroll and employee benefits	17	(29)
Other long-term liabilities	-	2
Total cash flows provided by operating activities	35	29
Cash flows from investing activities:
Change in restricted cash	1	-
Expenditures for property, plant, and equipment	(4)	(1)
Total cash flows used in investing activities	(3)	(1)
Cash flows from financing activities:
Dividend payments to stockholders	(14)	(13)
Principal payments on borrowings	(15)	(7)
Issuances of stock	1	1
Stock repurchased and retired or withheld for taxes on equity awards	(47)	(17)
Excess tax benefits from stock-based compensation	4	3
Disbursements for obligations assumed from Scitor acquisition	(2)	-
Deferred financing costs	-	(1)
Total cash flows used in financing activities	(73)	(34)
Total decrease in cash and cash equivalents	(41)	(6)
Cash and cash equivalents at beginning of period	195	301
Cash and cash equivalents at end of period	$154	$295

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

On May 4, 2015, the Company acquired 100% of privately held Scitor Holdings, Inc. (Scitor), a leading provider of technical services to the U.S. intelligence community and other U.S. government customers.

Principles of Consolidation and Basis of Presentation

The accompanying financial information has been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting purposes. References to “financial statements” refer to the condensed and consolidated financial statements of the Company, which include the statements of income and comprehensive income, balance sheets, statement of equity and statements of cash flows. These financial statements were prepared in accordance with U.S. generally accepted accounting principles (GAAP). All intercompany transactions and account balances within the Company have been eliminated. The financial statements are unaudited, but in the opinion of management include all adjustments, which consist of normal recurring adjustments, necessary for a fair presentation thereof. The results reported in these financial statements are not necessarily indicative of results that may be expected for the entire year and should be read in conjunction with the information contained in the Company’s Annual Report on Form 10-K for the year ended January 29, 2016.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. Significant estimates inherent in the preparation of the financial statements may include, but are not limited to estimated profitability of long-term contracts, income taxes, fair value measurements, fair value of goodwill and other intangible assets, and contingencies.  Estimates have been prepared by management on the basis of the most current and best available information at the time of estimation and actual results could differ from those estimates.

Changes in estimates of revenues, cost of revenues or profits related to contracts accounted for using the cost-to-cost and efforts expended methods of percentage-of-completion accounting are recognized in operating income in the period in which such changes are made for the inception-to-date effect of the changes. Changes in these estimates can routinely occur over the contract performance period for a variety of reasons, which include: changes in contract scope; changes in contract cost estimates due to unanticipated cost growth or reassessments of risks impacting costs; changes in estimated incentive or award fees; and performance being better or worse than previously estimated. Aggregate changes in contract estimates increased operating income by $6 million ($0.08 per diluted share) for the three months ended May 6, 2016, and increased operating income by $1 million ($0.01 per diluted share) for the three months ended May 1, 2015.

Reporting Periods

The Company utilizes a 52/53 week fiscal year ending on the Friday closest to January 31, with fiscal quarters typically consisting of 13 weeks. Fiscal 2016 began on January 31, 2015 and ended on January 29, 2016, while fiscal 2017 began on January 30, 2016 and ends on February 3, 2017. The first quarter of fiscal 2016 consisted of 13 weeks and ended on May 1, 2015, while the first quarter of fiscal 2017 consisted of 14 weeks and ended on May 6, 2016.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

The Company’s fixed interest rate swaps are considered over-the-counter derivatives, and fair value is calculated using a standard pricing model for interest rate swaps with contractual terms for maturities, amortization and interest rates. Level 2, or market observable inputs (such as yield and credit curves) are used within the standard pricing models in order to determine fair value. The fair value is an estimate of the amount that the Company would pay or receive as of a measurement date if the agreements were transferred to a third party or canceled. See Note 7 for further discussion on the Company’s derivative instruments designated as cash flow hedges.

Accounting Standards Updates

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements and some cost guidance included in the Accounting Standards Codification (ASC). This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts (including significant judgments and changes in judgments) and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU 2015-14, Deferral of the Effective Date, resulting in a one year deferral of the effective date of ASU 2014-09, which will become effective for the Company in the first quarter of fiscal 2019, using one of two retrospective methods of adoption. The Company has not selected a method for adoption nor determined the potential effects on its financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes the existing lease accounting standards (Topic 840). Under the new guidance, a lessee will be required to recognize lease assets and lease liabilities for all leases with lease terms in excess of twelve months. The recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as either a finance lease or operating lease.  The criteria for distinction between a finance lease and an operating lease are substantially similar to existing lease guidance for capital leases and operating leases. Some changes to lessor accounting have been made to conform and align that guidance with the lessee guidance and other areas within GAAP, such as Revenue from Contracts with Customers (Topic 606). ASU 2016-02 becomes effective for the Company in the first quarter of fiscal 2020 and will be adopted using a modified retrospective approach. The Company is evaluating the impact on its financial statements from the future adoption of the standard.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which provides amendments to simplify several aspects of the accounting for share-based payment transactions including the treatment of the impact from income taxes and their classification in the financial statements. ASU 2016-09 becomes effective for the Company in the first quarter of fiscal 2018. On adoption, the amendments will be applied retrospectively or prospectively based on each amendment’s transition requirements. The Company is evaluating the impact on its financial statements resulting from the future adoption of the standard.

Other Accounting Standards Updates effective after May 6, 2016 are not expected to have a material effect on the Company’s financial statements.

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

A reconciliation of the weighted-average number of shares outstanding used to compute basic and diluted EPS was:

	Three Months Ended
	May 6, 2016	May 1, 2015
	(in millions)
Basic weighted-average number of shares outstanding	45.0	45.8
Dilutive common share equivalents - stock options and other stock-based awards	1.5	1.8
Diluted weighted-average number of shares outstanding	46.5	47.6

The following stock-based awards were excluded from the weighted-average number of shares outstanding used to compute diluted EPS:

	Three Months Ended
	May 6, 2016	May 1, 2015
	(in millions)
Antidilutive stock options excluded	0.6	0.3

Dividends

The Company declared and paid a quarterly dividend of $0.31 per share of its common stock during the three months ended May 6, 2016. On June 8, 2016, the Company’s Board of Directors declared a quarterly dividend of $0.31 per share of the Company’s common stock payable on July 29, 2016 to stockholders of record on July 15, 2016.

Note 3—Scitor Acquisition:

On May 4, 2015 the Company completed the acquisition of Scitor, a leading global provider of technical services to the U.S. intelligence community and other U.S. government customers. The acquisition was funded from cash on hand and increased borrowings. Purchase consideration paid to acquire Scitor was $764 million (net of cash acquired), including $43 million which was deposited to escrow accounts pending final determination of the working capital adjustment and to secure the sellers’ indemnification obligations. Any remaining amount in escrow at the end of the indemnification period will be distributed to the sellers. The working capital adjustment was finalized in August 2015 and $3 million of the amount deposited to escrow was released to the sellers.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The purchase price was allocated among assets acquired and liabilities assumed at fair value based on the best available information, with the excess purchase price recorded as goodwill. During the first quarter of fiscal 2017, the Company completed its review of Scitor’s historical government accounting practices and adjusted the preliminary purchase price allocation to recognize $5 million in additional liabilities for potential questioned costs under U.S. government Cost Accounting Standards (CAS) and $2 million of related deferred income tax assets resulting in a $3 million net increase to goodwill.  As of May 6, 2016, the Company has completed the purchase accounting valuation for this transaction and has recorded final purchase accounting entries as follows:

(in millions)
Cash and cash equivalents	$39
Accounts receivable	86
Prepaid and other current assets	7
Deferred income taxes	12
Equipment and leasehold improvements	21
Intangible assets	255
Goodwill	484
Other noncurrent assets	1
Total assets acquired	905

Accounts payable and accrued liabilities	49
Accrued payroll and employee benefits	35
Other noncurrent liabilities	18
Total liabilities assumed	102
Net assets acquired	$803

At the date of the acquisition, the tax deductible goodwill was $136 million and the tax deductible identified intangible assets were $163 million.

The Company incurred $51 million in total costs associated with the acquisition and integration of Scitor. Acquisition-related expenses, all of which were incurred in prior fiscal years, were $28 million including $17 million of deferred financing fees that will be amortized to interest expense using the interest method.

For the three months ended May 6, 2016, the Company incurred $7 million of costs in connection with the integration of Scitor, primarily for lease exit and other integration-related costs. For the three months ended May 1, 2015, acquisition-related expenses were $2 million and costs incurred in connection with the integration of Scitor were $1 million, which were primarily for strategic consulting services. These costs are included in acquisition and integration costs on the condensed and consolidated statements of income and comprehensive income.

Note 4—Stock-Based Compensation:

Stock Options

During the three months ended May 6, 2016, the Company granted certain employees 0.3 million stock options with an exercise price and grant date fair value of $53.34 and $10.15, respectively. These options will expire on the seventh anniversary of the grant date and will vest ratably on each anniversary of the grant date over a three-year period.

Restricted Stock Units (RSUs)

During the three months ended May 6, 2016, the Company granted certain employees 0.4 million RSUs with a grant date fair value of $53.34, which will vest ratably on each anniversary of the grant date over a four-year period.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Performance Shares

During the three months ended May 6, 2016, the Company granted to certain employees 0.1 million performance share awards with a grant date fair value of $53.34 per award. These awards will cliff vest on the third anniversary of the grant date, subject to meeting the minimum service requirements and the achievement of certain annual and cumulative financial metrics of the Company’s performance, with the number of shares ultimately issued, if any, ranging up to 150% of the specified target shares.

Note 5—Income Taxes:

As of May 6, 2016, the Company evaluated its tax positions and determined that it does not have a liability for any uncertainty in income taxes. The tax authorities, however, may determine that the Company owes additional taxes upon review of the Company’s tax filings.

Provision for income taxes as a percentage of income before income taxes was 36.6% for the three months ended May 6, 2016, and 38.0% for the three months ended May 1, 2015. Tax rates for the three months ended May 6, 2016 were lower than for the three months ended May 1, 2015 primarily due to increased manufacturer’s tax deduction and research and development credits. Tax rates for the period ended May 6, 2016 were lower than the combined federal and state statutory rates due to permanent tax benefits, including the manufacturer’s tax deduction and research and development credits.

Note 6—Debt Obligations:

The Company’s long-term debt as of the dates presented was as follows:

	May 6, 2016					January 29, 2016
	Stated interest rate	Effective interest rate	Principal	Unamortized Debt Issuance Costs	Net	Principal	Unamortized Debt Issuance Costs	Net
			(in millions)
Term Loan A Facility due September 2018	3.19%	3.36%	$540	$(2)	$538	$551	$(2)	$549
Term Loan B Facility due May 2022	3.75%	4.27%	532	(14)	518	536	(15)	521
Total long-term debt			$1,072	$(16)	$1,056	$1,087	$(17)	$1,070
Less current portion			57	-	57	57	-	57
Total long-term debt, net of current portion			$1,015	$(16)	$999	$1,030	$(17)	$1,013

As of May 6, 2016, the Company has a $1.3 billion credit facility (the Credit Facility), which consists of a $200 million secured revolving credit facility (the Revolving Credit Facility), a $540 million secured term facility (Term Loan A Facility), and a $532 million secured term facility (Term Loan B Facility) (together, the Term Loan Facilities). The Revolving Credit Facility capacity is available to the Company through September 2018, but no draws have been made. Borrowings under the Revolving Credit Facility must be repaid in full by September 2018.

The Credit Facility contains certain restrictive covenants applicable to the Company and its subsidiaries including a requirement to maintain a Senior Secured Leverage Ratio (as defined in the Second Amended Credit Agreement) of not greater than 4.00 to 1.00 until July 31, 2016, and not greater than 3.75 to 1.00 thereafter, and requires the Company to make an annual prepayment as a portion of its Excess Cash Flow (as defined in the Second Amended Credit Agreement).  As of May 6, 2016 the Company was in compliance with the covenants under its Credit Facility.

As of May 6, 2016 and January 29, 2016, the carrying value of the Company’s outstanding debt obligations approximated its fair value. The fair value of long-term debt is calculated using Level 2 inputs, based on interest rates available for debt with terms and maturities similar to the Company’s Term Loan Facilities.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 7—Derivative Instruments Designated as Cash Flow Hedges:

The Company’s derivative instruments designated as cash flow hedges consist of:

					Liability Fair Value (1) at
	Notional Amount at May 6, 2016	Pay Fixed Rate	Receive Variable Rate	Settlement and Termination	May 6, 2016	January 29, 2016
	(in millions)				(in millions)
Term loan A interest rate swaps	$447	1.41%	1-month LIBOR	Monthly through September 26, 2018	$7	$7
Term loan B interest rate swaps	350	1.88%	3-month LIBOR (2)	Quarterly through May 7, 2020	9	8
Total	$797				$16	$15

(1)  The fair value of the fixed interest rate swaps liability is included in accounts payable and accrued liabilities on the condensed and consolidated balance sheets.

(2)  Subject to a 0.75% floor.

The Company is party to fixed interest rate swap instruments that are designated and accounted for as cash flow hedges to manage risks associated with interest rate fluctuations on a portion of the Company’s floating rate debt. The counterparties to all swap agreements are financial institutions. See Note 8 for the effective portion of the unrealized change in fair values on cash flow hedges recognized in other comprehensive loss and the amounts reclassified from accumulated other comprehensive loss into earnings for the current and comparative periods presented. There was no ineffectiveness during any of the periods presented. The Company estimates that it will reclassify $7 million of unrealized losses from accumulated other comprehensive loss into earnings in the twelve months following May 6, 2016.

Note 8—Changes in Accumulated Other Comprehensive Loss by Component:

The following table presents the changes in accumulated other comprehensive loss attributable to the Company’s fixed interest rate swap cash flow hedges that are discussed in Note 7.

	Unrealized Losses on Fixed Interest Rate Swap Cash Flow Hedges
	Pre-Tax Amount (a)	Income Tax (b)	Net Amount
	(in millions)
Three months ended May 6, 2016
Balance at January 29, 2016	$14	$(5)	$9
Other comprehensive loss before reclassifications	2	(1)	1
Amounts reclassified from accumulated other comprehensive loss	(2)	1	(1)
Net other comprehensive income	-	-	-
Balance at May 6, 2016	$14	$(5)	$9

Three months ended May 1, 2015
Balance at January 30, 2015	$8	$(3)	$5
Other comprehensive income before reclassifications	(1)	-	(1)
Amounts reclassified from accumulated other comprehensive loss	(2)	1	(1)
Net other comprehensive income	(3)	1	(2)
Balance at May 1, 2015	$5	$(2)	$3

(a)	The amount reclassified from accumulated other comprehensive loss was included in interest expense.
(b)	The amount reclassified from accumulated other comprehensive loss was included in the provision for income taxes.

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

Contingent losses that were unknown at the time of separation and arise from the operation of the Company’s historical business or the former Parent’s historical corporate losses will be shared between the parties to the extent that losses in any such category exceed $50 million in the aggregate. If they arise and exceed the $50 million threshold, the Company will be responsible for 30% of the former Parent’s incremental contingent losses on corporate claims (and former Parent will be responsible for 70% of the Company’s incremental losses on claims relating to operations that exceed $50 million).

Government Investigations, Audits and Reviews

The Company is routinely subject to investigations and reviews relating to compliance with various laws and regulations with respect, in particular, to its role as a contractor to federal, state and local government customers and in connection with performing services in countries outside of the United States. U.S. government agencies, including the Defense Contract Audit Agency (DCAA), the Defense Contract Management Agency and others, routinely audit and review a contractor’s performance on government contracts, indirect rates and pricing practices, and compliance with applicable contracting and procurement laws, regulations and standards. They also review the adequacy of the contractor’s compliance with government standards for its business systems. Adverse findings in these investigations, audits, or reviews can lead to criminal, civil or administrative proceedings, and the Company could face disallowance of previously billed costs, penalties, fines, compensatory damages and suspension or debarment from doing business with governmental agencies. Due to the Company’s reliance on government contracts, adverse findings could also have a material impact on the Company’s business, including its financial position, results of operations and cash flows.

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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company has recorded reserves for estimated net amounts to be refunded to customers for potential adjustments for indirect cost audits and compliance with CAS, which include indemnification obligations owing to former Parent for periods prior to the Distribution Date. As of May 6, 2016, the Company has recorded a total liability of $35 million for estimated net amounts to be refunded to customers for potential adjustments from audits of contract costs. Any additional amounts which may be determined to be owed for periods prior to the separation will be allocated to former Parent and the Company in proportions determined in accordance with the Distribution Agreement.

Army Brigade Combat Team Modernization Engineering, Manufacturing and Development (BCTM) Program

The BCTM program was terminated for convenience by the Department of Defense (DoD) effective in September 2011. From October 2009 through termination, the Company and its prime contractor performed on this program under an undefinitized change order with a provisional billing rate that allowed the Company to receive a lesser amount of the projected fixed fee (contract profit) than the estimated fixed fee due until completion of contract negotiations. The Company has recognized revenues of approximately $480 million (including estimated fixed fee) from October 2009 through August 2013 under the undefinitized change order. During fiscal 2013, an agreement in principle was reached between the prime contractor and the DoD; however, a formal contract modification has not yet been received. The Company had an outstanding receivable of approximately $2 million on this contract as of May 6, 2016.

Letters of Credit and Surety Bonds

The Company has outstanding obligations relating to letters of credit of $8 million as of May 6, 2016, principally related to guarantees on insurance policies. The Company also has outstanding obligations relating to surety bonds in the amount of $21 million, principally related to performance and payment bonds on the Company’s contracts. The majority of the surety bonds outstanding were initially obtained by former Parent and the Company is required to satisfy these obligations under the terms of the Distribution Agreement.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations and quantitative and qualitative disclosures about market risk should be read in conjunction with our unaudited condensed and consolidated financial statements and the related notes. It contains forward-looking statements (which may be identified by words such as those described in “Risk Factors—Forward-Looking Statement Risks” in Part I of the most recently filed Annual Report on Form 10-K), including statements regarding our intent, belief, or current expectations with respect to, among other things, trends affecting our financial condition or results of operations (including our financial targets discussed below under “Management of Operating Performance and Reporting” and “Liquidity and Capital Resources”); backlog; our industry; government budgets and spending; market opportunities; the impact of competition; and the impact of the Scitor acquisition. Such statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those in the forward-looking statements as a result of various factors. Factors that could cause or contribute to these differences include any discussed in “Risk Factors” in Part II of this report and in Part I of the most recently filed Annual Report on Form 10-K. Due to such uncertainties and risks, you are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date hereof. We do not undertake any obligation to update these factors or to publicly announce the results of any changes to our forward-looking statements due to future results or developments.

We use the terms “Company,” “we,” “us” and “our” to refer to Science Applications International Corporation and its consolidated subsidiaries.

The Company utilizes a 52/53 week fiscal year, ending on the Friday closest to January 31, with fiscal quarters typically consisting of 13 weeks. Fiscal 2016 began on January 31, 2015 and ended on January 29, 2016, while fiscal 2017 began on January 30, 2016 and ends on February 3, 2017. The first quarter of fiscal 2016 consisted of 13 weeks and ended on May 1, 2015, while the first quarter of fiscal 2017 consisted of 14 weeks and ended on May 6, 2016.

Business Overview

We are a leading technology integrator providing full life cycle services and solutions in the technical, engineering and enterprise information technology (IT) markets. We developed our brand by addressing our customers’ mission critical needs and solving their most complex problems for over 45 years. As one of the largest pure-play technical service providers to the U.S. government, we serve markets of significant scale and opportunity.  Our primary customers are the departments and agencies of the U.S. government. Serving our country’s national security and civilian markets, along with commercial customers and state and local governments, has afforded us the ability to develop strong and longstanding relationships with some of the largest customers in the markets we serve.

Economic Opportunities, Challenges, and Risks

In fiscal 2016, we generated greater than 95% of our revenues from contracts with the U.S. government and greater than 60% of our revenues from contracts with the Department of Defense (DoD), including subcontracts on which we perform. Our business performance is affected by the overall level of U.S. government spending (especially defense spending) and the alignment of our offerings and capabilities with the budget priorities of the U.S. government. While we believe that national security will continue to be a priority, the U.S. government budget deficit and the national debt have created pressure to examine and reduce spending across all federal agencies. Baseline spending for the DoD has been reduced through government fiscal year 2023. Moreover, there may be further changes that negatively impact discretionary spending trends across all government agencies. Adverse changes in fiscal and economic conditions could materially impact our business. Some changes that could have an adverse impact on our business are the manner in which spending reductions are implemented (including sequestration), future government shutdowns and issues related to required increases to the nation’s debt ceiling.

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

Management of Operating Performance and Reporting

We manage our business to achieve our long-term financial targets, which we expect to accomplish on average and over time. These financial targets include low single digit internal revenue growth, margin expansion of 10 to 20 basis points annually, and return of capital in excess of operating needs. Internal revenue growth (contraction) is the method by which we evaluate the growth generated by SAIC after acquisitions. We calculate internal revenue growth (contraction) by comparing our reported revenue for the current year to the reported revenue for the prior year comparable period adjusted to include the historical revenue of acquired businesses as if the acquisition took place in the comparable prior year period.  Internal revenue growth (contraction) is a non-GAAP financial measure described in more detail in “Non-GAAP Measures” below.

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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Results of Operations

The Company utilizes a 52/53 week fiscal year, ending on the Friday closest to January 31. Fiscal 2017 is a 53 week year with an extra week occurring in the first quarter.  The current fiscal quarter consisted of 14 weeks compared to the prior year fiscal quarter of only 13 weeks. Estimated differences in revenues and operating income attributable to the additional week are taken into consideration by management in comparing fiscal quarters.

The primary financial performance measures we use to manage our business and monitor results of operations are revenues, operating income, and cash flows from operating activities. The following table summarizes our results of operations:

	Three Months Ended
	May 6, 2016	Percent change	May 1, 2015
	(dollars in millions)
Revenues	$1,215	20%	$1,009
Cost of revenues	1,098	19%	923
Selling, general, and administrative expenses	44	69%	26
Acquisition and integration costs	7	133%	3
Operating income	66	16%	57
As a percentage of revenues	5.4%		5.6%
As a percentage of revenues, excluding acquisition and integration costs	6.0%		5.9%
Net income	$33	0%	$33
Cash flows provided by operating activities	$35	21%	$29

Revenues. Revenues increased $206 million for the three months ended May 6, 2016 as compared to the three months ended May 1, 2015. The increase in revenues was primarily due to revenues earned on contracts obtained through the acquisition of Scitor which occurred subsequent to the prior year period. The remainder of the increase was due to one additional week in the current quarter ($88 million) and revenue on newly awarded programs ($42 million). These increases were partially offset by decreased supply chain material volume as a result of a contract loss ($41 million).

As described in the non-GAAP measures below, internal revenue contraction was $36 million, or approximately 3%. Revenues contracted primarily due to the supply chain contract loss and a decrease in revenues generated by the legacy Scitor business caused by delays in contract awards and transition of work to small business set aside contracts.

Cost of Revenues. Cost of revenues increased $175 million for the three months ended May 6, 2016 as compared to the three months ended May 1, 2015. The increase in cost of revenues was primarily due to the inclusion in the current year period of Scitor contracts as a result of the acquisition and an additional week in the current quarter. While changes in cost of revenues generally fluctuate in concert with changes in revenues, cost of revenues were favorably impacted by changes in cost mix driven primarily by the acquisition of Scitor which has a higher relative proportion of labor-related revenues than our historical business.  In addition, our cost mix was favorably impacted by lower current period order volume on supply chain contracts which generate lower operating margins.

Cost of revenues also decreased due to an update to our fiscal 2017 Disclosure Statements that we prepare in accordance with U.S. government Cost Accounting Standards (CAS).  We classify indirect costs as cost of revenues or selling, general and administrative expenses (SG&A) in the same manner as such costs are defined in our Disclosure Statements.  The update resulted in certain types of costs that had previously been included in cost of revenues to be included in SG&A ($3 million for the three months ended May 6, 2016); however total operating costs were not affected by this change.

Selling, General and Administrative Expenses. SG&A increased $18 million for the three months ended May 6, 2016 as compared to the three months ended May 1, 2015. The increase in SG&A was due primarily to the additional week and costs attributable to Scitor’s operations, including amortization of acquired intangible assets.  Amortization of intangible assets was $7 million for the three months ended May 6, 2016.  In addition, in the current quarter we incurred $2 million of executive severance expense.  SG&A also increased, with a corresponding decrease to cost of revenues, as a result of the update to our Disclosure Statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Operating Income. Operating income increased $9 million from the comparable prior year period. The increase was primarily due to the additional week in the current quarter, operating income generated on contracts obtained through the acquisition of Scitor and higher net favorable changes in estimates on contracts accounted for under the percentage-of-completion method ($5 million). These increases were partially offset by increased SG&A and lease exit costs reported as acquisition and integration costs.

Operating income was 5.4% of revenues for the three months ended May 6, 2016, down from 5.6% in the prior comparable period.  The decrease was primarily due to increased current year SG&A as well as higher acquisition and integration costs in the current quarter.

Net Income. Net income for the three months ended May 6, 2016 was consistent with the comparable prior year period primarily due to increased operating income ($6 million, net of tax), offset by increased interest expense on incremental term loan borrowings related to the Scitor acquisition ($6 million, net of tax).

Cash Flows Provided by Operating Activities. Cash flows provided by operating activities were $35 million for the three months ended May 6, 2016, an increase of $6 million from the comparable prior year period. The increase in operating cash flows over the prior year period was primarily due to lower income tax payments ($3 million) and cash flows provided by the operating activities of Scitor. These increases were partially offset by a current period investment of working capital for the Assault Amphibious Vehicle contract ($7 million) and higher interest payments in the current period as a result of additional borrowings ($9 million).

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

Internal Revenue Growth (Contraction). We utilize the non-GAAP financial measure internal revenue growth (contraction) to evaluate performance of our business after completion of acquisitions. We calculate internal revenue growth (contraction) by comparing our reported revenue for the current period to the reported revenue for the prior year comparable period adjusted to include the historical revenue of acquired businesses as if the acquisition took place in the comparable prior year period.  This calculation has the effect of adding revenue for the acquired businesses for the comparable prior year to our prior year reported revenue. We believe internal revenue growth (contraction) percentage is useful to management and investors as an indicator of how successful we are at growing our base business and how successful we are at growing the revenues of the businesses that we acquire. The integration of acquired businesses allows our management to leverage business development capabilities, drive internal resource collaboration, utilize access to markets and qualifications, and refine strategies to realize synergies, which benefits both acquired and existing businesses. As a result, the performance of our business post-acquisition is an important measurement.

For fiscal 2017, we have also adjusted current year revenue to exclude the estimated impact of the additional week in order to facilitate comparison to the prior year period. We estimate the revenue impact of the additional week by dividing the current year’s revenues by the number of days in the current quarter and multiplying that amount by the number of additional days in the current quarter. We believe that adjusting current year revenues to reflect the impact of the additional week improves comparability between the periods since a significant portion of our revenues are derived through the services provided by our employees and subcontractors. As a services business, differences in the number of days generally have a direct impact in the amount of revenue earned during the respective periods.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Internal revenue growth (contraction) for the period presented was estimated as follows:

Three Months Ended
May 6, 2016
(in millions)
Prior year period's revenues, as reported	$1,009
Revenues of acquired business for the comparable prior year period	154
Prior year period's revenues, as adjusted	1,163
Current year revenues, as reported	1,215
Estimated impact of 53rd week	(88)
Current year period's revenues, as adjusted for estimated impact of 53rd week	1,127
Internal revenue contraction	$(36)
Internal revenue contraction, as a percentage	(3.1%)

  EBITDA and Adjusted EBITDA. We utilize the non-GAAP measure adjusted EBITDA to evaluate our financial performance by eliminating items that we do not consider to be indicative of our ongoing operating performance. We calculate adjusted EBITDA by calculating the non-GAAP financial performance measure EBITDA and adjusting it by adding back the costs of acquiring and integrating Scitor.  We believe EBITDA is a useful supplemental measure that helps investors better understand the operating performance and profitability trends of our business from period to period and provides useful information on how successfully we operate in our markets.  We calculate EBITDA by adding interest expense, provision for income taxes and depreciation and amortization to net income.  We believe adjusted EBITDA is a useful supplemental measure that helps investors compare and evaluate our operating results from period to period without regard to the impact of items that we do not consider to be indicative of ongoing operating performance.

EBITDA and adjusted EBITDA for the periods presented were calculated as follows:

	Three Months Ended
	May 6, 2016	May 1, 2015
	(in millions)
Net income	$33	$33
Interest expense	14	4
Provision for income taxes	19	20
Depreciation and amortization	15	5
EBITDA	81	62
EBITDA as a percentage of revenues	6.7%	6.1%
Acquisition and integration costs	7	3
Depreciation included in acquisition and integration costs	(2)	-
Adjusted EBITDA	86	65
Adjusted EBITDA as a percentage of revenues	7.1%	6.4%

Adjusted EBITDA for the three months ended May 6, 2016 increased to 7.1% of revenues from 6.4% of revenues for the prior year due to the acquisition of Scitor, which has a relatively higher EBITDA margin percentage than our historical business, lower current year supply chain volume due to a contract loss and current year net favorable changes in estimates on contracts accounted for under the percentage-of-completion method.

Other Key Performance Measures

In addition to the financial measures described above, we believe that bookings and backlog are useful measures for management and investors to evaluate our potential future revenues. We also consider measures such as contract types and revenue mix to be useful for management and investors to evaluate our operating income and performance.

Bookings and Backlog. We had net bookings worth an estimated $1.3 billion during the three months ended May 6, 2016. Total backlog at the end of the first quarter has remained consistent compared to total backlog at prior year end.

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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Backlog represents the estimated amount of future revenues to be recognized under negotiated contracts as work is performed. We do not include in backlog estimates of revenues to be derived from IDIQ contracts, but rather record backlog and bookings when task orders are awarded on these contracts. Given that much of our revenue is derived from IDIQ contract task orders that renew annually, bookings on these contracts tend to refresh annually as the task orders are renewed. Additionally, we do not include in backlog contract awards that are under protest until the protest is resolved in our favor. Bookings and backlog from contracts with government agencies fluctuate from period to period depending on a number of factors which include the government’s initial procurement plans dictating the scope of required services and means of procuring them as well as the eventual timing and value of contract awards, subsequent task order renewals and contract modifications, and potential cancellations of existing work.

We segregate our backlog into two categories as follows:

•

Funded Backlog. Funded backlog for contracts with government agencies primarily represents estimated amounts of revenue to be earned in the future from contracts for which funding is appropriated less revenues previously recognized on these contracts. It does not include the unfunded portion of contracts in which funding is incrementally appropriated or authorized on a quarterly or annual basis by the U.S. government and other customers even though the contract may call for performance over a number of years. Funded backlog for contracts with non-government customers represents the estimated value of contracts, which may cover multiple future years, under which we are obligated to perform, less revenue previously recognized on these contracts.

•

Negotiated Unfunded Backlog. Negotiated unfunded backlog represents estimated amounts of revenue to be earned in the future from negotiated contracts for which funding has not been appropriated or otherwise authorized and from unexercised priced contract options. Negotiated unfunded backlog does not include any estimate of future potential task orders expected to be awarded under IDIQ, GSA schedules or other master agreement contract vehicles.

We expect to recognize revenue from a substantial portion of our funded backlog within the next twelve months. However, the U.S. government can adjust the scope of services of or cancel contracts at any time. Similarly, certain contracts with commercial customers include provisions that allow the customer to cancel prior to contract completion. Most of our contracts have cancellation terms that would permit us to recover all or a portion of our incurred costs and fees (contract profit) for work performed.

The estimated value of our total backlog as of the dates presented was:

	May 6, 2016	January 29, 2016
	(in millions)
Funded backlog	$2,096	$1,879
Negotiated unfunded backlog	5,139	5,319
Total backlog	$7,235	$7,198

Contract Types. Our earnings and profitability may vary materially depending on changes in the proportionate amount of revenues derived from each type of contract. For a discussion of the types of contracts under which we generate revenues, see “Contract Types” in Part I of the most recently filed Annual Report on Form 10-K. The following table summarizes revenues by contract type as a percentage of revenues for the periods presented:

	Three Months Ended
	May 6, 2016	May 1, 2015
Cost reimbursement	39%	36%
Time and materials (T&M)	31%	29%
Firm-fixed price (FFP)	30%	35%
Total	100%	100%

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

	Three Months Ended
	May 6, 2016	Percent change	May 1, 2015
	(dollars in millions)
Labor-related revenues	$595	32%	$451
As a % of revenues	50%		45%
Subcontractor-related revenues	417	26%	332
As a % of revenues	34%		33%
Supply chain materials-related revenues	151	(14%)	176
As a % of revenues	12%		17%
Other materials-related revenues	52	4%	50
As a % of revenues	4%		5%

Labor and subcontractor-related revenues increased in the three months ended May 6, 2016 compared to the prior year period primarily due to the acquisition of Scitor because Scitor’s revenues are primarily generated through labor and subcontractors. Supply chain and other materials-related revenues decreased in the three months ended May 6, 2016 compared to the prior year period as a result of changes in order volume as a result of a contract loss.

Liquidity and Capital Resources

In order to manage our liquidity and capital resources we target an average minimum cash balance of $150 million while also maintaining an optimal capital structure. We intend to deploy excess capital above the target cash balance through dividends, share repurchases, debt prepayments and strategic acquisitions. We use various financial measures when we develop and update our disciplined cash deployment methodology, which include evaluating cash provided by operating activities, free cash flow and financial leverage. Our business generally requires minimal infrastructure investment because we are primarily a services provider. We expect to fund our ongoing working capital, commitments and any other discretionary investments with cash on hand, future operating cash flows and, if needed, borrowings under our $200 million Revolving Credit Facility.

Borrowings under our Credit Facility, including our Revolving Credit Facility, if used in the future, incur interest at a variable rate. In accordance with our risk management objectives, we hold fixed interest rate swap agreements, which are accounted for as cash flow hedges, to hedge the variability in interest payment cash flows on a substantial portion of our outstanding variable rate debt.

Our Credit Facility contains customary terms and conditions including financial covenants and covenants restricting our ability to merge or consolidate with another entity or undertake other fundamental changes, enter into property sale and leaseback transactions, and incur liens. Our dividends and share repurchases are limited under certain leverage ratios, and we may be required to make an annual debt prepayment (calculated as a portion of our excess cash flow as defined in the Second Amended Credit Agreement). See the notes to the consolidated and combined financial statements in our most recently filed Annual Report on Form 10-K for a more complete understanding of our Credit Facility.

We anticipate that our future cash needs will be for working capital, capital expenditures, and contractual and other commitments. When our cash generation enables us to exceed our target cash balance, we intend to deploy excess cash through dividends, share repurchases, debt prepayments or strategic acquisitions. Our ability to fund these needs will depend, in part, on our ability to generate cash in the future, which depends on our future financial results. Our future results are subject to general economic, financial, competitive, legislative and regulatory factors that may be outside of our direct control. Although we believe that the financing arrangements in place will permit us to finance our operations on acceptable terms and conditions for at least the next year, our future access to, and the availability of financing on acceptable terms and conditions will be impacted by many factors (including our credit rating, capital market liquidity and overall economic conditions). Therefore, we cannot ensure that such financing will be available to us on acceptable terms or that such financing will be available at all. Nevertheless, we believe that our existing cash on hand, generation of future operating cash flows, and access to bank financing and capital markets will provide adequate resources to fund our short-term liquidity and long-term capital needs.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Historical Cash Flow Trends

The following table summarizes our cash flows:

	Three Months Ended
	May 6, 2016	May 1, 2015
	(in millions)
Total cash flows provided by operating activities	$35	$29
Total cash flows used in investing activities	(3)	(1)
Total cash flows used in financing activities	(73)	(34)
Total decrease in cash and cash equivalents	$(41)	$(6)

Cash Provided by Operating Activities. Refer to “Results of Operations” above for a discussion of the changes in cash provided by operating activities between the three months ended May 6, 2016 and the comparable prior year period.

Cash Used in Investing Activities. Cash used in investing activities for the three months ended May 6, 2016 increased by $2 million, as compared to the prior year period, primarily due to investments in computer equipment and software.

Cash Used in Financing Activities. Cash used in financing activities for the three months ended May 6, 2016 increased by $39 million, as compared to the prior year period, primarily due to plan share repurchases under our publicly announced repurchase program in the current year, as well as an increase in principal payments on borrowings.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our condensed and consolidated financial statements, which are prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies, as well as the reported amounts of revenues, expenses, gains and losses during the reporting periods. Management evaluates these estimates and assumptions on an ongoing basis. Our estimates and assumptions have been prepared on the basis of the most current reasonably available information and, in some cases, are our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Estimates and assumptions may change in the future as more current information is available.

Management believes that our critical accounting policies are those that are both material to the presentation of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments. Typically, the circumstances that make these judgments difficult, subjective and complex have to do with making estimates about the effect of matters that are inherently uncertain. There have been no changes to our existing critical accounting policies during the three months ended May 6, 2016 from those disclosed in our most recently filed Annual Report on Form 10-K.

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

With the completion of the Scitor acquisition in May 2015, we established a new reporting unit (Intelligence Community/Air Force Customer Group) consisting primarily of a majority of the former Scitor business. This reporting unit has a goodwill balance of $482 million. During the fourth quarter of fiscal 2016, we completed our annual goodwill impairment testing and determined that the excess of fair value over the carrying value (the “excess”) for this new reporting unit was approximately 4%, or $30 million. Given the proximity of the impairment testing date to the date of acquisition, a significant excess was not expected for this reporting unit. However, if future operating results are lower than anticipated or there are increases in market participant cost of capital then a reduction in or elimination of the excess and potential impairment charges could result. As discussed in the results of operations, revenues generated by Scitor’s historical business contracted year over year. If this reporting unit’s operating performance continues to be below management’s expectations, this may result in a triggering event which would require us to perform an interim goodwill impairment test for the reporting unit. There was significant excess associated with the Company’s other reporting units as of the annual goodwill impairment test date.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Recently Issued But Not Yet Adopted Accounting Pronouncements

For information on recently issued but not yet adopted accounting pronouncements, see Note 1 of the notes to the condensed and consolidated financial statements contained within this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our Market Risks from those discussed in our most recently filed Annual Report on Form 10-K.

Item 4. Controls and Procedures

Our management, with the participation of our principal executive officer (our Chief Executive Officer) and principal financial officer (our Chief Financial Officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) and have concluded that as of May 6, 2016 these controls and procedures were operating and effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarterly period covered by this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We have provided information about legal proceedings in which we are involved in our fiscal 2016 Annual Report on Form 10-K, and we have provided an update to this information in Note 9 of the notes to the condensed and consolidated financial statements contained within this report.

In addition to the described legal proceedings, we are routinely subject to investigations and reviews relating to compliance with various laws and regulations. Additional information regarding such investigations and reviews is included in our fiscal 2016 Annual Report on Form 10-K, and we have also updated this information in Note 9 of the notes to the condensed and consolidated financial statements contained within this report, under the heading “Government Investigations, Audits and Reviews.”

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

The following table presents repurchases of our common stock during the three months ended May 6, 2016:

Period (1)	Total Number of Shares (or Units) Purchased (2)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (3)
January 30, 2016 - March 4, 2016	184,765	$43.01	184,765	3,689,361
March 5, 2016 - April 8, 2016	199,319	49.43	182,649	3,506,712
April 9, 2016 - May 6, 2016	271,983	52.85	254,820	3,251,892
Total	656,067	$49.04	622,234
(1)

Date ranges represent our fiscal periods during the current quarter. Our fiscal quarters typically consist of one five-week period and two four-week periods. However, the first quarter of fiscal 2017 consisted of two five-week periods and one four-week period.

(2)

Includes shares purchased on surrender by stockholders of previously owned shares to satisfy minimum statutory tax withholding obligations related to stock option exercises and vesting of stock awards in addition to shares purchased under our publicly announced plans or programs.

(3)

On September 11, 2015 the number of additional shares of our common stock that may be repurchased under our existing repurchase program previously announced in October 2013 was increased by 3.5 million shares, bringing the total authorized shares to be repurchased under the program to approximately 8.5 million shares. As of May 6, 2016, we have repurchased approximately 5.3 million shares of common stock under the program.

Item 3. Defaults Upon Senior Securities

No information is required in response to this item.

Item 4. Mine Safety Disclosures

No information is required in response to this item.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Item 5. Other Information

On March 24, 2016, we announced the departure of John R. Hartley, Executive Vice President and Chief Financial Officer, effective as of June 30, 2016. In connection with Mr. Hartley’s departure, we entered into a Settlement Agreement and General Release (the “Settlement Agreement”) dated as of June 8, 2016 with Mr. Hartley. Under the Settlement Agreement, Mr. Hartley will remain employed by us in a consulting role from July 1, 2016 until October 7, 2016 (the “Termination Date”), subject to certain conditions.

Under the terms of the Settlement Agreement, Mr. Hartley will receive certain severance benefits from us in exchange for a customary release of any and all claims he may have against us and our representatives arising from or relating to Mr. Hartley’s employment by us.  We will continue to pay Mr. Hartley his base salary and benefits through the Termination Date.  In addition, on the Termination Date, provided that Mr. Hartley has met the terms of the Settlement Agreement, we will (i) pay Mr. Hartley a lump sum severance payment in the amount of $1,287,126; (ii) provide Mr. Hartley with twelve months of executive outplacement services, up to a maximum amount of $25,000; and, (iii) allow the vesting of certain equity grants previously made to Mr. Hartley that are scheduled to vest before the Termination Date.  In exchange for such severance benefits, Mr. Hartley has also agreed to a one year period of non-competition and non-solicitation from the Termination Date and to maintain the confidentiality of our proprietary information.

The foregoing description of the Settlement Agreement is intended only to be a summary and is qualified in its entirety by reference to the Settlement Agreement, a full copy of which is filed as Exhibit 10.1 to this report and incorporated by reference herein.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

10.1	Settlement Agreement and General Release, dated as of June 8, 2016, by and between Science Applications International Corporation and John R. Hartley, filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 13, 2016

Science Applications International Corporation

/s/ John R. Hartley

John R. Hartley Executive Vice President and Chief Financial Officer