Form 10-Q
period 2016-08-05
Science Applications International Corp
filed 2016-09-08
CIK 1571123

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 5, 2016

or

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

Yes  ☐    No   ☒

The number of shares issued and outstanding of the registrant’s common stock as of August 26, 2016 was as follows:

44,223,119 shares of common stock ($.0001 par value per share)

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

CONDENSED AND CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended		Six Months Ended
	August 5, 2016	July 31, 2015	August 5, 2016	July 31, 2015
	(in millions, except per share amounts)
Revenues	$1,095	$1,099	$2,310	$2,108
Cost of revenues	986	986	2,084	1,909
Selling, general and administrative expenses	36	49	80	75
Acquisition and integration costs (Note 3)	3	12	10	15
Operating income	70	52	136	109
Interest expense	12	13	26	17
Income before income taxes	58	39	110	92
Provision for income taxes (Note 5)	(21)	(17)	(40)	(37)
Net income	$37	$22	$70	$55
Other comprehensive (loss) income, net of tax (Note 8)	-	(1)	-	1
Comprehensive income	$37	$21	$70	$56
Earnings per share (Note 2):
Basic	$0.83	$0.48	$1.56	$1.20
Diluted	$0.81	$0.46	$1.52	$1.15
Cash dividends declared and paid per share	$0.31	$0.31	$0.62	$0.59

See accompanying notes to condensed and consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

CONDENSED AND CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	August 5, 2016	January 29, 2016
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$115	$195
Receivables, net	655	635
Inventory, prepaid expenses and other current assets	144	122
Total current assets	914	952
Goodwill	863	860
Intangible assets (net of accumulated amortization of $37 million and $23 million at August 5, 2016 and January 29, 2016, respectively)	210	224
Property, plant, and equipment (net of accumulated depreciation of $120 million and $112 million at August 5, 2016 and January 29, 2016, respectively)	65	71
Other assets	15	15
Total assets	$2,067	$2,122

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$440	$447
Accrued payroll and employee benefits	180	184
Long-term debt, current portion (Note 6)	61	57
Total current liabilities	681	688
Long-term debt, net of current portion (Note 6)	984	1,013
Deferred income taxes	6	8
Other long-term liabilities	33	33
Commitments and contingencies (Note 9)
Equity:
Common stock, $.0001 par value, 1 billion shares authorized, 44 million shares and 45 million shares issued and outstanding as of August 5, 2016 and January 29, 2016, respectively	-	-
Additional paid-in capital	156	215
Retained earnings	216	174
Accumulated other comprehensive loss (Note 8)	(9)	(9)
Total equity	363	380
Total liabilities and equity	$2,067	$2,122

See accompanying notes to condensed and consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

CONDENSED AND CONSOLIDATED STATEMENT OF EQUITY

(UNAUDITED)

	Shares of common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
	(in millions)
Balance at January 29, 2016	45	$215	$174	$(9)	$380
Net income	-	-	70	-	70
Issuances of stock	1	4	-	-	4
Other comprehensive income, net of tax	-	-	-	-	-
Cash dividends of $0.62 per share	-	-	(28)	-	(28)
Stock-based compensation	-	3	-	-	3
Income tax benefits from stock-based compensation	-	9	-	-	9
Repurchases of stock	(2)	(75)	-	-	(75)
Balance at August 5, 2016	44	$156	$216	$(9)	$363

See accompanying notes to condensed and consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

CONDENSED AND CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	August 5, 2016	July 31, 2015
	(in millions)
Cash flows from operating activities:
Net income	$70	$55
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28	24
Stock-based compensation expense	18	17
Excess tax benefits from stock-based compensation	(9)	(8)
Increase (decrease) resulting from changes in operating assets and liabilities net of the effect of the acquisition:
Receivables	(20)	(36)
Inventory, prepaid expenses and other current assets	(19)	(3)
Other assets	(1)	1
Accounts payable and accrued liabilities	(5)	(2)
Accrued payroll and employee benefits	(4)	1
Other long-term liabilities	-	1
Total cash flows provided by operating activities	58	50
Cash flows from investing activities:
Change in restricted cash	3	(17)
Expenditures for property, plant, and equipment	(8)	(6)
Cash paid for acquisition, net of cash acquired	-	(764)
Total cash flows used in investing activities	(5)	(787)
Cash flows from financing activities:
Dividend payments to stockholders	(27)	(28)
Principal payments on borrowings	(26)	(16)
Issuances of stock	2	2
Stock repurchased and retired or withheld for taxes on equity awards	(88)	(18)
Excess tax benefits from stock-based compensation	9	8
Disbursements for obligations assumed from Scitor acquisition	(3)	(2)
Proceeds from borrowings	-	670
Deferred financing costs	-	(17)
Total cash flows (used in) provided by financing activities	(133)	599
Total decrease in cash and cash equivalents	(80)	(138)
Cash and cash equivalents at beginning of period	195	301
Cash and cash equivalents at end of period	$115	$163

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

Changes in estimates of revenues, cost of revenues or profits related to contracts accounted for using the cost-to-cost and efforts expended methods of percentage-of-completion accounting are recognized in operating income in the period in which such changes are made for the inception-to-date effect of the changes. Changes in these estimates can routinely occur over the contract performance period for a variety of reasons, which include: changes in contract scope; changes in contract cost estimates due to unanticipated cost growth or reassessments of risks impacting costs; changes in estimated incentive or award fees; and performance being better or worse than previously estimated. Aggregate changes in contract estimates increased operating income by $7 million ($0.10 per diluted share) and $13 million ($0.18 per diluted share) for the three and six months ended August 5, 2016, respectively, and increased operating income by $7 million ($0.08 per diluted share) and $8 million ($0.10 per diluted share) for the three and six months ended July 31, 2015, respectively.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Reporting Periods

The Company utilizes a 52/53 week fiscal year ending on the Friday closest to January 31, with fiscal quarters typically consisting of 13 weeks. Fiscal 2016 began on January 31, 2015 and ended on January 29, 2016, while fiscal 2017 began on January 30, 2016 and ends on February 3, 2017. The number of weeks for each quarter for fiscal 2017 and 2016 are as follows:

	Fiscal 2017	Fiscal 2016
	(weeks)
First Quarter	14	13
Second Quarter	13	13
Third Quarter	13	13
Fourth Quarter	13	13
Fiscal Year	53	52

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

Other Accounting Standards Updates effective after August 5, 2016 are not expected to have a material effect on the Company’s financial statements.

Note 2—Earnings Per Share:

Earnings Per Share (EPS)

Basic EPS is computed by dividing net income by the basic weighted-average number of shares outstanding. Diluted EPS is computed similarly to basic EPS, except the weighted-average number of shares outstanding is increased to include the dilutive effect of outstanding stock options and other stock-based awards.

A reconciliation of the weighted-average number of shares outstanding used to compute basic and diluted EPS was:

	Three Months Ended		Six Months Ended
	August 5, 2016	July 31, 2015	August 5, 2016	July 31, 2015
	(in millions)
Basic weighted-average number of shares outstanding	44.7	46.0	44.9	45.9
Dilutive common share equivalents - stock options and other stock-based awards	1.3	1.6	1.3	1.7
Diluted weighted-average number of shares outstanding	46.0	47.6	46.2	47.6

The following stock-based awards were excluded from the weighted-average number of shares outstanding used to compute diluted EPS:

	Three Months Ended		Six Months Ended
	August 5, 2016	July 31, 2015	August 5, 2016	July 31, 2015
	(in millions)
Antidilutive stock options excluded	0.3	0.3	0.5	0.3

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

The purchase price was allocated among assets acquired and liabilities assumed at fair value based on the best available information, with the excess purchase price recorded as goodwill. During the first quarter of fiscal 2017, the Company completed its review of Scitor’s historical government accounting practices and adjusted the preliminary purchase price allocation to recognize $5 million in additional liabilities for potential questioned costs under U.S. government Cost Accounting Standards (CAS) and $2 million of related deferred income tax assets resulting in a $3 million net increase to goodwill.  The Company has completed the purchase accounting valuation for this transaction and recorded final purchase accounting entries as follows:

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

The Company incurred $54 million in total costs associated with the acquisition and integration of Scitor. Acquisition-related expenses, all of which were incurred in prior fiscal years, were $28 million including $17 million of deferred financing fees that are amortized to interest expense using the interest method.

For the three and six months ended August 5, 2016, the Company incurred $3 million and $10 million, respectively, of costs in connection with the integration of Scitor, primarily for facility consolidation and severance costs. For the three and six months ended July 31, 2015, acquisition-related expenses were $8 million and $10 million, respectively, and costs incurred in connection with the integration of Scitor were $4 million and $5 million, respectively, which were primarily for strategic consulting services, facility consolidation, severance costs, and other integration-related costs. These costs are included in acquisition and integration costs on the condensed and consolidated statements of income and comprehensive income.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following unaudited pro forma financial information presents the combined results of operations of Scitor and the Company for the three and six months ended July 31, 2015:

	Three Months Ended	Six Months Ended
	July 31, 2015	July 31, 2015
	(in millions, except per share amounts)
Total revenues	$1,099	$2,256
Net income	$32	$68
Earnings per share:
Basic	$0.70	$1.48
Diluted	$0.67	$1.43

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

Note 4—Stock-Based Compensation:

Stock Options

During the six months ended August 5, 2016, the Company granted certain employees 0.3 million stock options with a weighted-average exercise price and weighted-average grant date fair value of $53.79 and $10.20, respectively. These options will expire on the seventh anniversary of the grant date and will vest ratably on each anniversary of the grant date over a three-year period.

Restricted Stock Units (RSUs)

During the six months ended August 5, 2016, the Company granted certain employees 0.4 million RSUs with a weighted-average grant date fair value of $53.49, which will vest ratably on each anniversary of the grant date over a four-year period.

Performance Shares

During the six months ended August 5, 2016, the Company granted to certain employees 0.1 million performance share awards with a grant date fair value of $53.34 per award. These awards will cliff vest at the end of the third fiscal year following the grant date, subject to meeting the minimum service requirements and the achievement of certain annual and cumulative financial metrics of the Company’s performance, with the number of shares ultimately issued, if any, ranging up to 150% of the specified target shares.

Note 5—Income Taxes:

As of August 5, 2016, the Company evaluated its tax positions and determined that it does not have a liability for any uncertainty in income taxes. The tax authorities, however, may determine that the Company owes additional taxes on review of the Company’s tax filings.

Provision for income taxes as a percentage of income before income taxes was 36.3% and 36.4% for the three and six months ended August 5, 2016, respectively, and 43.4% and 40.3% for the three and six months ended July 31, 2015, respectively. Tax rates for the three and six months ended August 5, 2016 were lower than for the three and six months ended July 31, 2015 primarily due to nondeductible acquisition costs in the prior year as well as increased current year manufacturer’s tax deduction and research and development credits. Tax rates for the periods ended August 5, 2016 were lower than the combined federal and state statutory rates due to permanent tax benefits, including the manufacturer’s tax deduction and research and development credits.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 6—Debt Obligations:

The Company’s long-term debt as of the dates presented was as follows:

	August 5, 2016					January 29, 2016
	Stated interest rate	Effective interest rate	Principal	Unamortized Debt Issuance Costs	Net	Principal	Unamortized Debt Issuance Costs	Net
			(in millions)
Term Loan A Facility due September 2018	3.25%	3.42%	$529	$(2)	$527	$551	$(2)	$549
Term Loan B Facility due May 2022	3.75%	4.27%	532	(14)	518	536	(15)	521
Total long-term debt			$1,061	$(16)	$1,045	$1,087	$(17)	$1,070
Less current portion			61	-	61	57	-	57
Total long-term debt, net of current portion			$1,000	$(16)	$984	$1,030	$(17)	$1,013

As of August 5, 2016, the Company has a $1.3 billion credit facility (the Credit Facility), which consists of a $200 million secured revolving credit facility (the Revolving Credit Facility), a $529 million secured term facility (Term Loan A Facility), and a $532 million secured term facility (Term Loan B Facility) (together, the Term Loan Facilities). The Revolving Credit Facility capacity is available to the Company through September 2018, but no draws have been made. Borrowings under the Revolving Credit Facility must be repaid in full by September 2018.

The Credit Facility contains certain restrictive covenants applicable to the Company and its subsidiaries including a requirement to maintain a Senior Secured Leverage Ratio (as defined in the Second Amended and Restated Credit Agreement) of not greater than 4.00 to 1.00 until July 31, 2016, and not greater than 3.75 to 1.00 thereafter, and requires the Company to make an annual prepayment as a portion of its Excess Cash Flow (as defined in the Second Amended and Restated Credit Agreement).  As of August 5, 2016 the Company was in compliance with the covenants under its Credit Facility.

As of August 5, 2016 and January 29, 2016, the carrying value of the Company’s outstanding debt obligations approximated its fair value. The fair value of long-term debt is calculated using Level 2 inputs, based on interest rates available for debt with terms and maturities similar to the Company’s Term Loan Facilities.

Subsequent to quarter end, on August 23, 2016, the Company amended the Second Amended and Restated Credit Agreement (Amendment) to extend the maturity of the Term Loan A Facility and the termination date of the Revolving Credit Facility to August 2021, and to transfer $132 million of principal outstanding under the Term Loan B Facility to the Term Loan A Facility. Further, the Amendment lowers the interest rate margins on the Revolving Credit Facility and the Term Loan Facilities, resets the Term Loan A Facility’s quarterly principal repayment schedule and eliminates the required quarterly principal repayments for the Term Loan B Facility.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 7—Derivative Instruments Designated as Cash Flow Hedges:

The Company’s derivative instruments designated as cash flow hedges consist of:

					Liability Fair Value (1) at
	Notional Amount at August 5, 2016	Pay Fixed Rate	Receive Variable Rate	Settlement and Termination	August 5, 2016	January 29, 2016
	(in millions)				(in millions)
Term loan A interest rate swaps	$438	1.41%	1-month LIBOR	Monthly through September 26, 2018	$6	$7
Term loan B interest rate swaps	350	1.88%	3-month LIBOR (2)	Quarterly through May 7, 2020	9	8
Total	$788				$15	$15

(1)  The fair value of the fixed interest rate swaps liability is included in accounts payable and accrued liabilities on the condensed and consolidated balance sheets.

(2)  Subject to a 0.75% floor.

The Company is party to fixed interest rate swap instruments that are designated and accounted for as cash flow hedges to manage risks associated with interest rate fluctuations on a portion of the Company’s floating rate debt. The counterparties to all swap agreements are financial institutions. See Note 8 for the effective portion of the unrealized change in fair values on cash flow hedges recognized in other comprehensive loss and the amounts reclassified from accumulated other comprehensive loss into earnings for the current and comparative periods presented. There was no ineffectiveness during any of the periods presented. The Company estimates that it will reclassify $7 million of unrealized losses from accumulated other comprehensive loss into earnings in the twelve months following August 5, 2016.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 8—Changes in Accumulated Other Comprehensive Loss by Component:

The following table presents the changes in accumulated other comprehensive loss attributable to the Company’s fixed interest rate swap cash flow hedges that are discussed in Note 7.

	Unrealized Losses on Fixed Interest Rate Swap Cash Flow Hedges
	Pre-Tax Amount (a)	Income Tax (b)	Net Amount
	(in millions)
Three months ended August 5, 2016
Balance at May 6, 2016	$14	$(5)	$9
Other comprehensive loss before reclassifications	2	(1)	1
Amounts reclassified from accumulated other comprehensive loss	(2)	1	(1)
Net other comprehensive income	-	-	-
Balance at August 5, 2016	$14	$(5)	$9

Three months ended July 31, 2015
Balance at May 1, 2015	$5	$(2)	$3
Other comprehensive loss before reclassifications	3	(1)	2
Amounts reclassified from accumulated other comprehensive loss	(2)	1	(1)
Net other comprehensive loss	1	-	1
Balance at July 31, 2015	$6	$(2)	$4

Six months ended August 5, 2016
Balance at January 29, 2016	$14	$(5)	$9
Other comprehensive loss before reclassifications	4	(2)	2
Amounts reclassified from accumulated other comprehensive loss	(4)	2	(2)
Net other comprehensive income	-	-	-
Balance at August 5, 2016	$14	$(5)	$9

Six months ended July 31, 2015
Balance at January 30, 2015	$8	$(3)	$5
Other comprehensive loss before reclassifications	2	(1)	1
Amounts reclassified from accumulated other comprehensive loss	(4)	2	(2)
Net other comprehensive income	(2)	1	(1)
Balance at July 31, 2015	$6	$(2)	$4

(a)	The amount reclassified from accumulated other comprehensive loss was included in interest expense.
(b)	The amount reclassified from accumulated other comprehensive loss was included in the provision for income taxes.

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

NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

The Company has recorded reserves for estimated net amounts to be refunded to customers for potential adjustments for indirect cost audits and compliance with CAS, which include indemnification obligations owing to former Parent for periods prior to the Distribution Date. As of August 5, 2016, the Company has recorded a total liability of $36 million for estimated net amounts to be refunded to customers for potential adjustments from audits of contract costs. Any additional amounts which may be determined to be owed for periods prior to the separation will be allocated to former Parent and the Company in proportions determined in accordance with the Distribution Agreement.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Army Brigade Combat Team Modernization Engineering, Manufacturing and Development (BCTM) Program

The BCTM program was terminated for convenience by the Department of Defense (DoD) effective in September 2011. From October 2009 through termination, the Company and its prime contractor performed on this program under an undefinitized change order with a provisional billing rate that allowed the Company to receive a lesser amount of the projected fixed fee (contract profit) than the estimated fixed fee due until completion of contract negotiations. The Company has recognized revenues of approximately $480 million (including estimated fixed fee) from October 2009 through August 2013 under the undefinitized change order. During fiscal 2013, an agreement in principle was reached between the prime contractor and the DoD; however, a formal contract modification has not yet been received. The Company had an outstanding receivable of approximately $2 million on this contract as of August 5, 2016.

Letters of Credit and Surety Bonds

The Company has outstanding obligations relating to letters of credit of $8 million as of August 5, 2016, principally related to guarantees on insurance policies. The Company also has outstanding obligations relating to surety bonds in the amount of $18 million, principally related to performance and payment bonds on the Company’s contracts. The majority of the surety bonds outstanding were initially obtained by former Parent and the Company is required to satisfy these obligations under the terms of the Distribution Agreement.

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

The Company utilizes a 52/53 week fiscal year, ending on the Friday closest to January 31, with fiscal quarters typically consisting of 13 weeks. Fiscal 2016 began on January 31, 2015 and ended on January 29, 2016, while fiscal 2017 began on January 30, 2016 and ends on February 3, 2017. The number of weeks for each quarter for fiscal 2017 and 2016 are as follows:

	Fiscal 2017	Fiscal 2016
	(weeks)
First Quarter	14	13
Second Quarter	13	13
Third Quarter	13	13
Fourth Quarter	13	13
Fiscal Year	53	52

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

Management of Operating Performance and Reporting

We manage our business to achieve our long-term financial targets, which we expect to accomplish on average and over time. These financial targets include:

•	low single digit internal revenue growth percentage,
•	margin expansion of 10 to 20 basis points annually, and
•	return of capital in excess of operating needs.

Internal revenue growth (or internal revenue contraction if negative) is the method by which we evaluate the growth generated by SAIC after acquisitions. We calculate internal revenue growth percentage by comparing our reported revenue for the current year to the reported revenue for the prior year comparable period adjusted to include any pre-acquisition historical revenue of acquired businesses. Internal revenue growth percentage is a non-GAAP financial measure described in more detail in “Non-GAAP Measures” below.

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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

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

Results of Operations

The primary financial performance measures we use to manage our business and monitor results of operations are revenues, operating income, and cash flows from operating activities. The following table summarizes our results of operations:

	Three Months Ended			Six Months Ended
	August 5, 2016	Percent change	July 31, 2015	August 5, 2016	Percent change	July 31, 2015
	(dollars in millions)
Revenues	$1,095	0%	$1,099	$2,310	10%	$2,108
Cost of revenues	986	0%	986	2,084	9%	1,909
Selling, general, and administrative expenses	36	(27%)	49	80	7%	75
Acquisition and integration costs	3	(75%)	12	10	(33%)	15
Operating income	70	35%	52	136	25%	109
As a percentage of revenues	6.4%		4.7%	5.9%		5.2%
As a percentage of revenues, excluding acquisition and integration costs	6.7%		5.8%	6.3%		5.9%
Net income	$37	68%	$22	$70	27%	$55
Cash flows provided by operating activities	$23	10%	$21	$58	16%	$50

Revenues. Revenues decreased $4 million for the three months ended August 5, 2016 as compared to the three months ended July 31, 2015. Newly awarded programs, including the Amphibious Combat Vehicle, Federal Aviation Administration Controller Training Contract and GSA Enterprise Operations programs, generated revenues of $64 million during the current quarter.  This increase was offset by decreased supply chain material volume as a result of a contract loss ($17 million), the expected decline in activity on the Assault Amphibious Vehicle (AAV) program as we near the completion of the prototyping phase ($13 million) and various other decreases across our contract portfolio due to programs that have ended or have experienced lower activity.

Revenues increased $202 million for the six months ended August 5, 2016 as compared to the six months ended July 31, 2015.  The increase in revenues was primarily due to revenues earned on contracts obtained through the acquisition of Scitor (which occurred in the second quarter of the prior year period), additional revenues due to one additional week in the current year period ($88 million), and revenues on newly awarded programs ($110 million). These increases were partially offset by decreased supply chain material volume ($59 million), a decrease in activity on the AAV program ($19 million), and various other decreases across our contract portfolio due to programs that have ended or have experienced lower activity.

Cost of Revenues. Cost of revenues were consistent for the three months ended August 5, 2016 as compared to the three months ended July 31, 2015.

Cost of revenues increased $175 million for the six months ended August 5, 2016 as compared to the six months ended July 31, 2015. The increase in cost of revenues was primarily due to the inclusion in the current year period of Scitor contracts as a result of the acquisition and an additional week in the current year period.

Selling, General and Administrative Expenses. SG&A decreased $13 million for the three months ended August 5, 2016 as compared to the three months ended July 31, 2015. The decrease in SG&A was due primarily to decreased amortization of acquired intangible assets ($5 million) and lower severance and other employee-related expenses ($4 million).

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

SG&A increased $5 million for the six months ended August 5, 2016 as compared to the six months ended July 31, 2015. The increase in SG&A was due primarily to the additional week and costs attributable to Scitor’s operations, including higher amortization of acquired intangible assets.

Operating Income. Operating income increased $18 million from the comparable prior year period to 6.4% of revenues for the three months ended August 5, 2016. The increase was primarily due to decreased SG&A ($13 million) and lower acquisition and integration costs ($9 million).

Operating income increased $27 million from the comparable prior year period to 5.9% of revenues for the six months ended August 5, 2016. The increase was primarily due to operating income generated on contracts obtained through the acquisition of Scitor, the additional week, lower acquisition and integration costs and higher net favorable changes in estimates on contracts accounted for using the percentage-of completion method. These increases were offset partially by higher SG&A.

Net Income. Net income for the three months ended August 5, 2016 increased $15 million from the comparable prior year period primarily due to increased operating income ($11 million, net of tax) and a lower effective tax rate ($4 million).

Net income for the six months ended August 5, 2016 increased $15 million from the comparable prior year period primarily due to operating income generated on contracts obtained through the acquisition of Scitor, the additional week, higher net favorable changes in estimates on contracts accounted for under the percentage-of-completion method and a lower effective tax rate.

Cash Flows Provided by Operating Activities. Cash flows provided by operating activities were $58 million for the six months ended August 5, 2016, an increase of $8 million from the comparable prior year period. The increase in operating cash flows over the prior year period was primarily due to cash flows provided by the operating activities of Scitor, lower payments for acquisition and integration costs ($12 million) and lower investment of working capital for the AAV program ($10 million). These increases were partially offset by a current period investment of working capital for the Amphibious Combat Vehicle program ($14 million) and higher interest payments in the current period as a result of additional borrowings ($14 million).

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

Internal Revenue Growth. We utilize the non-GAAP financial measure internal revenue growth (or internal revenue contraction if negative) to evaluate performance of our business after completion of acquisitions. We calculate internal revenue growth by comparing our reported revenue for the current period to the reported revenue for the prior year comparable period adjusted to include any pre-acquisition historical revenue of acquired businesses.  This calculation has the effect of adding pre-acquisition revenue for the acquired businesses for the comparable prior year to our prior year reported revenue. We believe internal revenue growth percentage is useful to management and investors as an indicator of how successful we are at growing our base business as well as the revenues of the businesses that we acquire. The integration of acquired businesses allows our management to leverage business development capabilities, drive internal resource collaboration, utilize access to markets and qualifications, and refine strategies to realize synergies which benefits both acquired and existing businesses. As a result, the performance of our business post-acquisition is an important measurement.

We have adjusted current and prior year revenue to exclude the impact of revenue performed by our former parent company, Leidos Holdings, Inc (“former Parent”).  Prior to the separation, we entered into contracts jointly with former Parent and continue to be a party to contracts jointly performed by former Parent and us following the separation.  We believe that excluding the revenues performed by former Parent from our calculation of internal revenue growth assists management and investors in understanding the growth of our core business.  Revenues performed by former Parent are expected to continue to decline due to the ramp down of pre-separation joint work.  For further information regarding our separation from former Parent see Note 9 of the notes to the condensed and consolidated financial statements contained within this report.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

For fiscal 2017, we have also adjusted current year revenue to exclude the estimated impact of the additional week in order to facilitate comparison to the prior year period.  We estimate the revenue impact of the additional week by dividing the current year’s revenues for the first quarter by the number of days in the first quarter and multiplying that amount by the number of additional days in the first quarter. We believe that adjusting current year revenues to reflect the impact of the additional week improves comparability between the periods since a significant portion of our revenues is derived through the services provided by our employees and subcontractors. As a services business, differences in the number of days generally have a direct impact on the amount of revenue earned during the respective periods.

Internal revenue growth for the periods presented were estimated as follows:

	Three Months Ended	Six Months Ended
	August 5, 2016
	(in millions)
Prior year period's revenues, as reported	$1,099	$2,108
Prior year period's revenues performed by former Parent	(10)	(21)
Revenues of acquired business for the pre-acquisition prior year period	-	154
Prior year period's revenues, as adjusted	1,089	2,241
Current year revenues, as reported	1,095	2,310
Revenues performed by former Parent	(2)	(6)
Estimated impact of 53rd week	-	(88)
Current year period's revenues, as adjusted	1,093	2,216
Internal revenue growth (contraction)	$4	$(25)
Internal revenue growth (contraction) percentage	0.4%	(1.1%)

Internal revenue contracted during the six months August 5, 2016 primarily due to a supply chain contract loss and a decrease in revenues generated by the legacy Scitor business caused by delays in contract awards and transition of work to small business set aside contracts. These decreases were partially offset by revenues on newly awarded programs.

EBITDA and Adjusted EBITDA. We utilize the non-GAAP measures of EBITDA and adjusted EBITDA to evaluate our performance by eliminating items that we do not consider to be indicative of our ongoing financial performance.

We believe EBITDA is a useful supplemental measure that helps investors better understand profitability trends of our business from period to period and provides information on how successfully we operate in our markets. We calculate EBITDA by adding interest expense, provision for income taxes and depreciation and amortization to net income.

We believe adjusted EBITDA is a useful supplemental measure that helps investors compare and evaluate our financial results from period to period without regard to the impact of acquisition and integration expenses which are not indicative of ongoing performance.  We calculate adjusted EBITDA by adding back to EBITDA the costs of acquiring and integrating significant acquisitions.

EBITDA and adjusted EBITDA for the periods presented were calculated as follows:

	Three Months Ended		Six Months Ended
	August 5, 2016	July 31, 2015	August 5, 2016	July 31, 2015
			(in millions)
Net income	$37	$22	$70	$55
Interest expense	12	13	26	17
Provision for income taxes	21	17	40	37
Depreciation and amortization	12	18	27	23
EBITDA	82	70	163	132
EBITDA as a percentage of revenues	7.5%	6.4%	7.1%	6.3%
Acquisition and integration costs	3	12	10	15
Depreciation included in acquisition and integration costs	-	-	(2)	-
Adjusted EBITDA	85	82	171	147
Adjusted EBITDA as a percentage of revenues	7.8%	7.5%	7.4%	7.0%

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Adjusted EBITDA for the three months ended August 5, 2016 increased to 7.8% of revenues from 7.5% of revenues for the prior year due to lower severance and other employee-related expenses.

Adjusted EBITDA for the six months ended August 5, 2016 increased to 7.4% of revenues from 7.0% of revenues for the prior year due to the acquisition of Scitor, which has a relatively higher EBITDA margin percentage than our historical business, lower current year supply chain volume due to a contract loss and an increase in net favorable changes in estimates on contracts accounted for under the percentage-of-completion method.

Other Key Performance Measures

In addition to the financial measures described above, we believe that bookings and backlog are useful measures for management and investors to evaluate our potential future revenues. We also consider measures such as contract types and revenue mix to be useful for management and investors to evaluate our operating income and performance.

Net Bookings and Backlog. Net bookings represent the estimated amount of revenues to be earned in the future from funded and negotiated unfunded contract awards that were received during the period, net of adjustments to estimates on previously awarded contracts. We calculate net bookings as the period’s ending backlog plus the period’s revenues less the prior period’s ending backlog and initial backlog obtained through acquisitions.

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

The estimated value of our total backlog as of the dates presented was:

	August 5, 2016	January 29, 2016
	(in millions)
Funded backlog	$2,011	$1,879
Negotiated unfunded backlog	5,460	5,319
Total backlog	$7,471	$7,198

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

We had net bookings worth an estimated $1.3 billion and $2.6 billion during the three and six months ended August 5, 2016, respectively. Total backlog at the end of the second quarter has increased compared to total backlog at prior year end due to several large awards received during the second quarter, including the Enterprise Applications Service Technologies (EAST) 2 contract that was originally awarded in January and, following a protest, the award decision to SAIC was upheld in June.  Now that the protest has been resolved, we have included the contract in backlog and as a second quarter booking.

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

	Six Months Ended
	August 5, 2016	July 31, 2015
Cost reimbursement	41%	38%
Time and materials (T&M)	30%	29%
Firm-fixed price (FFP)	29%	33%
Total	100%	100%

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

	Three Months Ended			Six Months Ended
	August 5, 2016	Percent change	July 31, 2015	August 5, 2016	Percent change	July 31, 2015
	(dollars in millions)
Labor-related revenues	$540	3%	$522	$1,135	17%	$973
As a % of revenues	49%		48%	49%		46%
Subcontractor-related revenues	370	(3%)	381	787	10%	713
As a % of revenues	34%		35%	34%		34%
Supply chain materials-related revenues	130	(12%)	147	281	(13%)	323
As a % of revenues	12%		13%	12%		15%
Other materials-related revenues	55	12%	49	107	8%	99
As a % of revenues	5%		4%	5%		5%

Labor-related revenues increased in the three and six months ended August 5, 2016 compared to the respective prior year periods primarily due to newly awarded contracts and the acquisition of Scitor (Scitor’s revenues are primarily generated through labor and subcontractors). Supply chain materials-related revenues decreased in the three and six months ended August 5, 2016 compared to the prior year periods primarily as a result of changes in order volume as a result of a contract loss.

Liquidity and Capital Resources

Our business generally requires minimal infrastructure investment because we are primarily a services provider.  We anticipate that our future cash needs will be for working capital, capital expenditures, and contractual and other commitments. We expect to fund these needs with cash on hand, future operating cash flows and, if needed, borrowings under our $200 million Revolving Credit Facility.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

We use various financial measures when we develop and update our disciplined cash deployment methodology, which include evaluating cash provided by operating activities, free cash flow and financial leverage.  When our cash generation enables us to exceed our target average minimum cash balance of $150 million, we intend to deploy excess cash through dividends, share repurchases, debt prepayments or strategic acquisitions. Our dividends and share repurchases are limited under certain leverage ratios, and we may be required to make an annual debt prepayment.  See the notes to the consolidated and combined financial statements in our most recently filed Annual Report on Form 10-K for a more complete understanding of our Credit Facility.

Our ability to generate cash in the future depends on our future financial results. Our future results are subject to general economic, financial, competitive, legislative and regulatory factors that may be outside of our direct control. Although we believe that the financing arrangements in place will permit us to finance our operations on acceptable terms and conditions for at least the next year, our future access to, and the availability of financing on acceptable terms and conditions will be impacted by many factors (including our credit rating, capital market liquidity and overall economic conditions). Therefore, we cannot ensure that such financing will be available to us on acceptable terms or that such financing will be available at all. Nevertheless, we believe that our existing cash on hand, generation of future operating cash flows, and access to bank financing and capital markets will provide adequate resources to meet our short-term liquidity and long-term capital needs.

Historical Cash Flow Trends

The following table summarizes our cash flows:

	Six Months Ended
	August 5, 2016	July 31, 2015
	(in millions)
Total cash flows provided by operating activities	$58	$50
Total cash flows used in investing activities	(5)	(787)
Total cash flows (used in) provided by financing activities	(133)	599
Total decrease in cash and cash equivalents	$(80)	$(138)

Cash Provided by Operating Activities. Refer to “Results of Operations” above for a discussion of the changes in cash provided by operating activities between the six months ended August 5, 2016 and the comparable prior year period.

Cash Used in Investing Activities. Cash used in investing activities for the six months ended August 5, 2016 decreased $782 million, as compared to the prior year period, due to the Scitor acquisition in the prior year period.

Cash (Used in) Provided by Financing Activities. Cash used in financing activities for the six months ended August 5, 2016 was $133 million compared to cash provided by financing activities of $599 million during the prior year period. This change is primarily due to proceeds from borrowings obtained to fund the Scitor acquisition in the prior year and the additional plan share repurchases under our publicly announced repurchase program in the current year, as well as an increase in principal payments on borrowings.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based on our condensed and consolidated financial statements, which are prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies, as well as the reported amounts of revenues, expenses, gains and losses during the reporting periods. Management evaluates these estimates and assumptions on an ongoing basis. Our estimates and assumptions have been prepared on the basis of the most current reasonably available information and, in some cases, are our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Estimates and assumptions may change in the future as more current information is available.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Management believes that our critical accounting policies are those that are both material to the presentation of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments. Typically, the circumstances that make these judgments difficult, subjective and complex have to do with making estimates about the effect of matters that are inherently uncertain. There have been no changes to our existing critical accounting policies during the six months ended August 5, 2016 from those disclosed in our most recently filed Annual Report on Form 10-K.

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

Item 4. Controls and Procedures

Our management, with the participation of our principal executive officer (our Chief Executive Officer) and principal financial officer (our Chief Financial Officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) and have concluded that as of August 5, 2016 these controls and procedures were operating and effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarterly period covered by this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We have provided information about legal proceedings in which we are involved in our fiscal 2016 Annual Report, and we have provided an update to this information in Note 9 of the notes to the condensed and consolidated financial statements contained within this report.

In addition to the described legal proceedings, we are routinely subject to investigations and reviews relating to compliance with various laws and regulations. Additional information regarding such investigations and reviews is included in our fiscal 2016 Annual Report, and we have also updated this information in Note 9 of the notes to the condensed and consolidated financial statements contained within this report, under the heading “Government Investigations, Audits and Reviews.”

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

The following table presents repurchases of our common stock during the three months ended August 5, 2016:

Period (1)	Total Number of Shares (or Units) Purchased (2)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (3)
May 7, 2016 - June 10, 2016	300,504	$54.17	299,537	2,952,355
June 11, 2016 - July 8, 2016	218,303	57.39	212,516	2,739,839
July 9, 2016 - August 5, 2016	210,094	60.39	208,603	2,531,236
Total	728,901	$56.93	720,656
(1)	Date ranges represent our fiscal periods during the current quarter. Our fiscal quarters typically consist of one five-week period and two four-week periods.
(2)

Includes shares purchased on surrender by stockholders of previously owned shares to satisfy minimum statutory tax withholding obligations related to stock option exercises and vesting of stock awards in addition to shares purchased under our publicly announced plans or programs.

(3)

On September 11, 2015 the number of additional shares of our common stock that may be repurchased under our existing repurchase program previously announced in October 2013 was increased by 3.5 million shares, bringing the total authorized shares to be repurchased under the program to approximately 8.5 million shares. As of August 5, 2016, we have repurchased approximately 6.0 million shares of common stock under the program.

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

Date: September 8, 2016

Science Applications International Corporation

/s/ Maria M. Bishop

Maria M. Bishop Interim Chief Financial Officer