Form 10-Q
period 2016-11-04
Science Applications International Corp
filed 2016-12-08
CIK 1571123

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 4, 2016

or

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

Yes  ☐    No   ☒

The number of shares issued and outstanding of the registrant’s common stock as of November 25, 2016 was as follows:

43,880,956 shares of common stock ($.0001 par value per share)

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

CONDENSED AND CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	November 4, 2016	October 30, 2015	November 4, 2016	October 30, 2015
	(in millions, except per share amounts)
Revenues	$1,114	$1,136	$3,424	$3,244
Cost of revenues	1,000	1,030	3,084	2,939
Selling, general and administrative expenses	40	41	120	116
Acquisition and integration costs (Note 3)	-	1	10	16
Operating income	74	64	210	173
Interest expense	15	14	41	31
Income before income taxes	59	50	169	142
Provision for income taxes (Note 5)	(17)	(16)	(57)	(53)
Net income	$42	$34	$112	$89
Other comprehensive income (loss), net of tax (Note 8)	2	(2)	2	(1)
Comprehensive income	$44	$32	$114	$88
Earnings per share (Note 2):
Basic	$0.95	$0.74	$2.51	$1.94
Diluted	$0.91	$0.72	$2.43	$1.87
Cash dividends declared and paid per share	$0.31	$0.31	$0.93	$0.90

See accompanying notes to condensed and consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

CONDENSED AND CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	November 4, 2016	January 29, 2016
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$203	$195
Receivables, net	616	635
Inventory, prepaid expenses and other current assets	151	122
Total current assets	970	952
Goodwill	863	860
Intangible assets (net of accumulated amortization of $44 million and $23 million at November 4, 2016 and January 29, 2016, respectively)	206	224
Property, plant, and equipment (net of accumulated depreciation of $124 million and $112 million at November 4, 2016 and January 29, 2016, respectively)	63	71
Other assets	16	15
Total assets	$2,118	$2,122

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$451	$447
Accrued payroll and employee benefits	217	184
Long-term debt, current portion (Note 6)	8	57
Total current liabilities	676	688
Long-term debt, net of current portion (Note 6)	1,038	1,013
Deferred income taxes	10	8
Other long-term liabilities	37	33
Commitments and contingencies (Note 9)
Equity:
Common stock, $.0001 par value, 1 billion shares authorized, 44 million shares and 45 million shares issued and outstanding as of November 4, 2016 and January 29, 2016, respectively	-	-
Additional paid-in capital	121	215
Retained earnings	243	174
Accumulated other comprehensive loss (Note 8)	(7)	(9)
Total equity	357	380
Total liabilities and equity	$2,118	$2,122

See accompanying notes to condensed and consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

CONDENSED AND CONSOLIDATED STATEMENT OF EQUITY

(UNAUDITED)

	Shares of common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
	(in millions)
Balance at January 29, 2016	45	$215	$174	$(9)	$380
Net income	-	-	112	-	112
Issuances of stock	1	6	-	-	6
Other comprehensive income, net of tax	-	-	-	2	2
Cash dividends of $0.93 per share	-	-	(43)	-	(43)
Stock-based compensation	-	2	-	-	2
Income tax benefits from stock-based compensation	-	15	-	-	15
Repurchases of stock	(2)	(117)	-	-	(117)
Balance at November 4, 2016	44	$121	$243	$(7)	$357

See accompanying notes to condensed and consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

CONDENSED AND CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	November 4, 2016	October 30, 2015
	(in millions)
Cash flows from operating activities:
Net income	$112	$89
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41	42
Stock-based compensation expense	25	25
Excess tax benefits from stock-based compensation	(15)	(9)
Loss on extinguishment of debt	2	-
Increase (decrease) resulting from changes in operating assets and liabilities net of the effect of the acquisition:
Receivables	19	(44)
Inventory, prepaid expenses and other current assets	(13)	(5)
Other assets	(1)	1
Accounts payable and accrued liabilities	6	36
Income taxes payable	(2)	-
Accrued payroll and employee benefits	33	(15)
Other long-term liabilities	4	(2)
Total cash flows provided by operating activities	211	118
Cash flows from investing activities:
Change in restricted cash	4	(16)
Expenditures for property, plant, and equipment	(11)	(11)
Asset acquisition	(2)	-
Cash paid for acquisition, net of cash acquired	-	(764)
Total cash flows used in investing activities	(9)	(791)
Cash flows from financing activities:
Dividend payments to stockholders	(41)	(41)
Principal payments on borrowings	(236)	(29)
Issuances of stock	3	3
Stock repurchased and retired or withheld for taxes on equity awards	(137)	(36)
Excess tax benefits from stock-based compensation	15	9
Disbursements for obligations assumed from Scitor acquisition	(5)	(3)
Proceeds from borrowings	209	670
Deferred financing costs	(2)	(17)
Total cash flows (used in) provided by financing activities	(194)	556
Total increase (decrease) in cash and cash equivalents	8	(117)
Cash and cash equivalents at beginning of period	195	301
Cash and cash equivalents at end of period	$203	$184

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

Changes in estimates of revenues, cost of revenues or profits related to contracts accounted for using the cost-to-cost and efforts expended methods of percentage-of-completion accounting are recognized in operating income in the period in which such changes are made for the inception-to-date effect of the changes. Changes in these estimates can routinely occur over the contract performance period for a variety of reasons, which include: changes in contract scope; changes in contract cost estimates due to unanticipated cost growth or reassessments of risks impacting costs; changes in estimated incentive or award fees; and performance being better or worse than previously estimated. Aggregate changes in contract estimates increased operating income by $5 million ($0.08 per diluted share) and $18 million ($0.26 per diluted share) for the three and nine months ended November 4, 2016, respectively, and increased operating income by $1 million ($0.02 per diluted share) and $9 million ($0.12 per diluted share) for the three and nine months ended October 30, 2015, respectively.

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

The Company’s fixed interest rate swaps are considered over-the-counter derivatives, and fair value is calculated using a standard pricing model for interest rate swaps with contractual terms for maturities, amortization and interest rates. Level 2, or market observable inputs (such as yield and credit curves), are used within the standard pricing models in order to determine fair value. The fair value is an estimate of the amount that the Company would pay or receive as of a measurement date if the agreements were transferred to a third party or canceled. See Note 7 for further discussion on the Company’s derivative instruments designated as cash flow hedges.

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

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires entities to show the changes in the total of cash, cash equivalents, restricted cash, and restricted cash equivalents in the statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. ASU 2016-18 becomes effective for the Company in the first quarter of fiscal 2019 and will be applied retrospectively. The Company is evaluating the impact on its financial statements resulting from the future adoption of the standard.

Other Accounting Standards Updates effective after November 4, 2016 are not expected to have a material effect on the Company’s financial statements.

Note 2—Earnings Per Share:

Basic earnings per share (EPS) is computed by dividing net income by the basic weighted-average number of shares outstanding. Diluted EPS is computed similarly to basic EPS, except the weighted-average number of shares outstanding is increased to include the dilutive effect of outstanding stock options and other stock-based awards.

A reconciliation of the weighted-average number of shares outstanding used to compute basic and diluted EPS was:

	Three Months Ended		Nine Months Ended
	November 4, 2016	October 30, 2015	November 4, 2016	October 30, 2015
	(in millions)
Basic weighted-average number of shares outstanding	44.2	46.0	44.6	45.9
Dilutive common share equivalents - stock options and other stock-based awards	1.4	1.4	1.4	1.6
Diluted weighted-average number of shares outstanding	45.6	47.4	46.0	47.5

The following stock-based awards were excluded from the weighted-average number of shares outstanding used to compute diluted EPS:

	Three Months Ended		Nine Months Ended
	November 4, 2016	October 30, 2015	November 4, 2016	October 30, 2015
	(in millions)
Antidilutive stock options excluded	-	0.3	0.3	0.3

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 3—Scitor Acquisition:

On May 4, 2015 the Company completed the acquisition of Scitor, a leading global provider of technical services to the U.S. intelligence community and other U.S. government customers. The acquisition was funded from cash on hand and increased borrowings. Purchase consideration paid to acquire Scitor was $764 million (net of cash acquired), including $43 million which was deposited to escrow accounts. In August 2015 $3 million was released from escrow to the sellers after finalizing the working capital adjustment and another $13 million was released in September 2016 that was held to secure a portion of the sellers’ indemnification obligations. Any remaining amount in escrow at the end of the indemnification period will be distributed to the sellers.

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

The Company incurred $54 million in total costs associated with the acquisition and integration of Scitor. Acquisition-related expenses, all of which were incurred in prior fiscal years, were $28 million including $17 million of deferred financing fees.

For the nine months ended November 4, 2016, the Company incurred $10 million of costs in connection with the integration of Scitor, primarily for facility consolidation and severance costs. There were no costs in connection with the integration of Scitor in the three months ended November 4, 2016. For the three and nine months ended October 30, 2015, costs incurred in connection with the integration of Scitor were $1 million and $6 million, respectively, which were primarily for strategic consulting services, facility consolidation, severance costs, and other integration-related costs. For the nine months ended October 30, 2015, acquisition-related expenses were $10 million and there were no acquisition-related expenses incurred in the three months ended October 30, 2015. These costs are included in acquisition and integration costs on the condensed and consolidated statements of income and comprehensive income.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following unaudited pro forma financial information presents the combined results of operations of Scitor and the Company for the three and nine months ended October 30, 2015:

	Three Months Ended	Nine Months Ended
	October 30, 2015	October 30, 2015
	(in millions, except per share amounts)
Total revenues	$1,136	$3,392
Net income	$37	$105
Earnings per share:
Basic	$0.81	$2.29
Diluted	$0.78	$2.21

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

Note 4—Stock-Based Compensation:

Stock Options

During the nine months ended November 4, 2016, the Company granted certain employees 0.3 million stock options with a weighted-average exercise price and weighted-average grant date fair value of $53.79 and $10.20, respectively. These options will expire on the seventh anniversary of the grant date and will vest ratably on each anniversary of the grant date over a three-year period.

Restricted Stock Units (RSUs)

During the nine months ended November 4, 2016, the Company granted certain employees 0.4 million RSUs with a weighted-average grant date fair value of $53.50, which will vest ratably on each anniversary of the grant date over a four-year period.

Performance Shares

During the nine months ended November 4, 2016, the Company granted to certain employees 0.1 million performance share awards with a grant date fair value of $53.34 per award. These awards will cliff vest at the end of the third fiscal year following the grant date, subject to meeting the minimum service requirements and the achievement of certain annual and cumulative financial metrics of the Company’s performance, with the number of shares ultimately issued, if any, ranging up to 150% of the specified target shares.

Note 5—Income Taxes:

As of November 4, 2016, the balance of unrecognized tax benefits included liabilities for uncertainty in income taxes of $4 million, all of which is classified as other long-term liabilities on the condensed and consolidated balance sheets. While the Company believes it has adequate accruals for uncertainty in income taxes, the tax authorities, on review of the Company’s tax filings, may determine that the Company owes taxes in excess of recorded accruals, or the recorded accruals may be in excess of the final settlement amounts agreed to by tax authorities. Although the timing of such reviews is not certain, we do not believe that it is reasonably possible that the unrecognized tax benefits will materially change in the next 12 months.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Provision for income taxes as a percentage of income before income taxes was 28.3% and 33.6% for the three and nine months ended November 4, 2016, respectively, and 32.1% and 37.5% for the three and nine months ended October 30, 2015, respectively. Tax rates for the three and nine months ended November 4, 2016 were lower than for the three and nine months ended October 30, 2015 primarily due to increased research and development credits in the current year. Tax rates for the periods ended November 4, 2016 were lower than the combined federal and state statutory rates due to permanent tax benefits, including the manufacturer’s tax deduction and research and development credits.

Note 6—Debt Obligations:

The Company’s long-term debt as of the dates presented was as follows:

	November 4, 2016					January 29, 2016
	Stated interest rate	Effective interest rate	Principal	Unamortized Debt Issuance Costs	Net	Principal	Unamortized Debt Issuance Costs	Net
			(in millions)
Term Loan A Facility due August 2021	2.56%	2.61%	$660	$(3)	$657	$551	$(2)	$549
Term Loan B Facility due May 2022	3.25%	3.83%	400	(11)	389	536	(15)	521
Total long-term debt			$1,060	$(14)	$1,046	$1,087	$(17)	$1,070
Less current portion			8	-	8	57	-	57
Total long-term debt, net of current portion			$1,052	$(14)	$1,038	$1,030	$(17)	$1,013

As of November 4, 2016, the Company has a $1.3 billion credit facility (the Credit Facility), which consists of a $200 million secured revolving credit facility (the Revolving Credit Facility), a $660 million secured term facility (Term Loan A Facility), and a $400 million secured term facility (Term Loan B Facility) (together, the Term Loan Facilities). The Revolving Credit Facility capacity is available to the Company through August 2021, but no draws have been made.

On August 23, 2016, the Company amended the Second Amended and Restated Credit Agreement (Amendment) to extend the maturity of the Term Loan A Facility and the termination date of the Revolving Credit Facility to August 2021, and to transfer $132 million of principal outstanding under the Term Loan B Facility to the Term Loan A Facility. Further, the Amendment lowers the interest rate margins on the Revolving Credit Facility and the Term Loan Facilities, resets the Term Loan A Facility’s quarterly principal repayment schedule and eliminates the required quarterly principal repayments for the Term Loan B Facility. The Company recognized $5 million in expenses associated with the amendment, which is included in interest expense and includes $2 million in write-offs of unamortized debt issuance costs. The Company deferred an additional $2 million in financing fees that are amortized to interest expense utilizing the effective interest method.

Borrowings under the Credit Facilities bear a variable rate of interest based on Eurocurrency Rate or Base Rate, plus applicable margin. Upon the effectiveness of the Amendment, the applicable margin with respect to Term Loan A Facility and borrowings under the Revolving Credit Facility ranges from 1.50% to 2.25% for Eurocurrency Rate loans, and 0.50% to 1.25% for Base Rate loans. Interest rate margins for the Term Loan B Facility under the Amendment are 2.50%, subject to a 0.75% floor for Eurocurrency Rate loans or 1.50% for Base Rate loans. Except for the Term Loan B Facility, the applicable margin and commitment fees will vary based on the Company’s leverage ratio.

The Term Loan A Facility principal under the Amendment is repaid quarterly on the last business day of each July, October, January, and April, commencing on October 31, 2017 in an amount equal to a specified percentage of the Term Loan A Facility aggregate principal amount outstanding as of August 23, 2016 (1.250% for October 31, 2017 to July 31, 2018; 1.875% for October 31, 2018 to July 31, 2019; and 2.500% for October 31, 2019 until the Term Loan A Facility matures). The Term Loan B Facility principal under the Amendment is payable in full upon maturity.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Credit Facility contains certain restrictive covenants applicable to the Company and its subsidiaries including a requirement to maintain a Senior Secured Leverage Ratio (as defined in the Second Amended and Restated Credit Agreement) of not greater than 4.00 to 1.00 until July 31, 2016, and not greater than 3.75 to 1.00 thereafter, and requires the Company to make an annual prepayment as a portion of its Excess Cash Flow (as defined in the Second Amended and Restated Credit Agreement).  As of November 4, 2016 the Company was in compliance with the covenants under its Credit Facility.

Maturities of long-term debt as of November 4, 2016 are:

Fiscal Year Ending	Total
(in millions)
Remainder of 2017	$-
2018	16
2019	41
2020	58
2021	66
Thereafter	879
Total principal payments	$1,060

As of November 4, 2016 and January 29, 2016, the carrying value of the Company’s outstanding debt obligations approximated its fair value. The fair value of long-term debt is calculated using Level 2 inputs, based on interest rates available for debt with terms and maturities similar to the Company’s Term Loan Facilities.

Note 7—Derivative Instruments Designated as Cash Flow Hedges:

The Company’s derivative instruments designated as cash flow hedges consist of:

					Liability Fair Value (1) at
	Notional Amount at November 4, 2016	Pay Fixed Rate	Receive Variable Rate	Settlement and Termination	November 4, 2016	January 29, 2016
	(in millions)				(in millions)
Term loan A interest rate swaps	$425	1.41%	1-month LIBOR	Monthly through September 26, 2018	$5	$7
Term loan B interest rate swaps	350	1.88%	3-month LIBOR (2)	Quarterly through May 7, 2020	8	8
Total	$775				$13	$15

(1)  The fair value of the fixed interest rate swaps liability is included in accounts payable and accrued liabilities on the condensed and consolidated balance sheets.

(2)  Subject to a 0.75% floor.

The Company is party to fixed interest rate swap instruments that are designated and accounted for as cash flow hedges to manage risks associated with interest rate fluctuations on a portion of the Company’s floating rate debt. The counterparties to all swap agreements are financial institutions. See Note 8 for the effective portion of the unrealized change in fair values on cash flow hedges recognized in other comprehensive loss and the amounts reclassified from accumulated other comprehensive loss into earnings for the current and comparative periods presented. There was no ineffectiveness during any of the periods presented. The Company estimates that it will reclassify $6 million of unrealized losses from accumulated other comprehensive loss into earnings in the twelve months following November 4, 2016.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 8—Changes in Accumulated Other Comprehensive Loss by Component:

The following table presents the changes in accumulated other comprehensive loss attributable to the Company’s fixed interest rate swap cash flow hedges that are discussed in Note 7.

	Unrealized Losses on Fixed Interest Rate Swap Cash Flow Hedges
	Pre-Tax Amount (1)	Income Tax (2)	Net Amount
	(in millions)
Three months ended November 4, 2016
Balance at August 5, 2016	$14	$(5)	$9
Other comprehensive loss before reclassifications	-	-	-
Amounts reclassified from accumulated other comprehensive loss	(2)	-	(2)
Net other comprehensive income	(2)	-	(2)
Balance at November 4, 2016	$12	$(5)	$7

Three months ended October 30, 2015
Balance at July 31, 2015	$6	$(2)	$4
Other comprehensive loss before reclassifications	7	(3)	4
Amounts reclassified from accumulated other comprehensive loss	(3)	1	(2)
Net other comprehensive loss	4	(2)	2
Balance at October 30, 2015	$10	$(4)	$6

Nine months ended November 4, 2016
Balance at January 29, 2016	$14	$(5)	$9
Other comprehensive loss before reclassifications	4	(2)	2
Amounts reclassified from accumulated other comprehensive loss	(6)	2	(4)
Net other comprehensive income	(2)	-	(2)
Balance at November 4, 2016	$12	$(5)	$7

Nine months ended October 30, 2015
Balance at January 30, 2015	$8	$(3)	$5
Other comprehensive loss before reclassifications	9	(4)	5
Amounts reclassified from accumulated other comprehensive loss	(7)	3	(4)
Net other comprehensive loss	2	(1)	1
Balance at October 30, 2015	$10	$(4)	$6

(1)	The amount reclassified from accumulated other comprehensive loss was included in interest expense.
(2)	The amount reclassified from accumulated other comprehensive loss was included in the provision for income taxes.

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

The Company has recorded reserves for estimated net amounts to be refunded to customers for potential adjustments for indirect cost audits and compliance with Cost Accounting Standards, which include indemnification obligations owing to former Parent for periods prior to the Distribution Date. As of November 4, 2016, the Company has recorded a total liability of $38 million for estimated net amounts to be refunded to customers for potential adjustments from audits of contract costs. Any additional amounts which may be determined to be owed for periods prior to the separation will be allocated to former Parent and the Company in proportions determined in accordance with the Distribution Agreement.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Army Brigade Combat Team Modernization Engineering, Manufacturing and Development (BCTM) Program

The BCTM program was terminated for convenience by the Department of Defense (DoD) effective in September 2011. From October 2009 through termination, the Company and its prime contractor performed on this program under an undefinitized change order with a provision that allowed the Company to receive a provisional fixed fee (contract profit) lower than the estimated fixed fee due, pending completion of contract negotiations. The Company recognized revenues of approximately $480 million (including provisional fixed fee) from October 2009 through August 2013 under the undefinitized change order. The Company expects that acceptance of the final contract termination proposal will occur in the first half of fiscal 2018.  The Company had an outstanding receivable of approximately $2 million on this contract as of November 4, 2016.

Letters of Credit and Surety Bonds

The Company has outstanding obligations relating to letters of credit of $9 million as of November 4, 2016, principally related to guarantees on insurance policies. The Company also has outstanding obligations relating to surety bonds in the amount of $18 million, principally related to performance and payment bonds on the Company’s contracts. The majority of the surety bonds outstanding were initially obtained by former Parent and the Company is required to satisfy these obligations under the terms of the Distribution Agreement.

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

Management of Operating Performance and Reporting

We manage our business to achieve our long-term financial targets, which we expect to accomplish on average and over time. These financial targets include:

•	low single digit annual internal revenue growth percentage,
•	margin expansion of 10 to 20 basis points annually, and
•	return of capital in excess of operating needs.

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

Results of Operations

The primary financial performance measures we use to manage our business and monitor results of operations are revenues, operating income, and cash flows from operating activities. The following table summarizes our results of operations:

	Three Months Ended			Nine Months Ended
	November 4, 2016	Percent change	October 30, 2015	November 4, 2016	Percent change	October 30, 2015
	(dollars in millions)
Revenues	$1,114	(2%)	$1,136	$3,424	6%	$3,244
Cost of revenues	1,000	(3%)	1,030	3,084	5%	2,939
Selling, general and administrative expenses	40	(2%)	41	120	3%	116
Acquisition and integration costs	-	(100%)	1	10	(38%)	16
Operating income	74	16%	64	210	21%	173
As a percentage of revenues	6.6%		5.6%	6.1%		5.3%
As a percentage of revenues, excluding acquisition and integration costs	6.6%		5.7%	6.4%		5.8%
Net income	$42	24%	$34	$112	26%	$89
Cash flows provided by operating activities	$153	125%	$68	$211	79%	$118

Revenues. Revenues decreased $22 million for the three months ended November 4, 2016 as compared to the three months ended October 30, 2015. Newly awarded programs, including the Amphibious Combat Vehicle and GSA Enterprise Operations, generated revenues of $47 million during the current quarter.  This increase was offset by lower material volume on DoD, federal civilian agency and supply chain programs ($39 million), the expected decline in activity on the Assault Amphibious Vehicle (AAV) program as we near the completion of the prototyping phase ($4 million) and various other decreases across our contract portfolio due to programs that have ended or have experienced lower activity.

Revenues increased $180 million for the nine months ended November 4, 2016 as compared to the nine months ended October 30, 2015.  The increase in revenues was primarily due to revenues earned on contracts obtained through the acquisition of Scitor (which occurred in the second quarter of the prior year period), additional revenues due to one additional week in the current year period ($88 million) and revenues on newly awarded programs ($100 million). These increases were partially offset by decreased supply chain material volume ($77 million), a decrease in activity on the AAV program ($23 million), and various other decreases across our contract portfolio due to programs that have ended or have experienced lower activity.

Cost of Revenues. Cost of revenues decreased $30 million for the three months ended November 4, 2016 as compared to the three months ended October 30, 2015 in concert with the decrease in revenue volume.  Cost of revenues also decreased due to lower employee benefits expense.

Cost of revenues increased $145 million for the nine months ended November 4, 2016 as compared to the nine months ended October 30, 2015. The increase in cost of revenues was primarily due to the inclusion in the current year period of Scitor contracts as a result of the acquisition and an additional week in the current year period.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Cost of revenues also decreased due to an update to our fiscal 2017 Disclosure Statements that we prepare in accordance with U.S. government Cost Accounting Standards. We classify indirect costs as a cost of revenues or selling, general and administrative expenses (SG&A) in the same manner as such costs are defined in our Disclosure Statements. The update resulted in certain types of costs that had previously been included in cost of revenues to be included in SG&A ($4 million and $6 million for the three and nine months ended November 4, 2016, respectively); however, total operating costs were not affected by this change.

Selling, General and Administrative Expenses. SG&A remained consistent for the three months ended November 4, 2016 as compared to the three months ended October 30, 2015. Lower amortization of acquired intangible assets ($5 million) was offset by increased investment in independent research and development (IR&D) and higher SG&A as a result of the update to our Disclosure Statements.

SG&A increased $4 million for the nine months ended November 4, 2016 as compared to the nine months ended October 30, 2015. The increase in SG&A was due primarily to the update to our Disclosure Statements, increased investment in IR&D and higher bid and proposal (B&P) activity to address a strong pipeline of opportunities. These increases were partially offset by lower amortization of acquired intangible assets.

Operating Income. Operating income increased $10 million from the comparable prior year period to 6.6% of revenues for the three months ended November 4, 2016. The increase was primarily due to lower intangible asset amortization ($5 million), higher net favorable changes in estimates on contracts accounted for using the percentage-of-completion method ($4 million), lower employee benefits expense and a decrease in acquisition and integration costs.  These increases were partially offset by increased spending on IR&D.

Operating income increased $37 million from the comparable prior year period to 6.1% of revenues for the nine months ended November 4, 2016. The increase was primarily due to higher net favorable changes in estimates on contracts accounted for using the percentage-of completion method ($9 million), operating income generated on contracts obtained through the acquisition of Scitor, increased revenue volume and lower acquisition and integration costs. These increases were partially offset by increased spending on IR&D and B&P.

Net Income. Net income for the three months ended November 4, 2016 increased $8 million from the comparable prior year period primarily due to increased operating income ($7 million, net of tax) and a lower effective tax rate ($2 million), partially offset by increased interest expense due to costs associated with the amendment to our credit facility.

Net income for the nine months ended November 4, 2016 increased $23 million from the comparable prior year period primarily due to increased operating income ($25 million, net of tax) and a lower effective tax rate ($7 million), partially offset by increased interest expense as a result of increased borrowings associated with the acquisition of Scitor ($7 million, net of tax).

Cash Flows Provided by Operating Activities. Cash flows provided by operating activities were $211 million for the nine months ended November 4, 2016, an increase of $93 million from the comparable prior year period. The increase in operating cash flows over the prior year period was primarily due to a net reduction in working capital investments in Marine Corps platform integration and IT services programs ($41 million), lower payments for employee benefits ($23 million) and lower payments for acquisition and integration costs ($9 million). Cash flows were also higher due to the operating activities of Scitor. These increases were partially offset by higher interest payments in the current period as a result of additional borrowings ($14 million).

Non-GAAP Measures

Internal revenue growth (contraction), earnings before interest, taxes, depreciation and amortization (EBITDA), and adjusted EBITDA are non-GAAP financial measures. While we believe that these non-GAAP financial measures may be useful in evaluating our financial information, they should be considered as supplemental in nature and not as a substitute for financial information prepared in accordance with GAAP. Reconciliations, definitions, and how we believe these measures are useful to management and investors are provided below.  Other companies may define similar measures differently.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Internal Revenue Growth. Internal revenue growth (or internal revenue contraction if negative) is utilized to evaluate revenue growth after the completion of acquisitions. Internal revenue growth is calculated by comparing our reported revenues for the current year to the reported revenues for the prior year comparable period adjusted to include any pre-acquisition historical revenues of acquired businesses.  We adjust current and prior year revenue to exclude the impact of revenue performed by our former parent company, Leidos Holdings, Inc. (“former Parent”) since revenues on pre-separation joint work are recorded equal to cost and are expected to decline over time (See Note 9 of the notes to the condensed and consolidated financial statements for information regarding our separation from former Parent). For fiscal 2017, a 53-week fiscal year, we have also adjusted revenue to exclude the estimated impact of the additional week in order to facilitate comparison to the prior year period. We estimate the revenue impact of the additional week by dividing the current year’s revenues for the first quarter by the number of days in the first quarter and multiplying that amount by the number of additional days in the first quarter. We believe that adjusting current year revenues to reflect the impact of the additional week improves comparability since differences in the number of days generally have a direct impact on the amount of revenues earned in our business during the respective periods.

We believe internal revenue growth provides management and investors with useful information in assessing trends on how successful the Company has been at growing revenues as we develop our base business and access new markets and capabilities provided by acquisitions.

Internal revenue growth for the periods presented were estimated as follows:

	Three Months Ended	Nine Months Ended
	November 4, 2016	November 4, 2016
	(in millions)
Prior year period's revenues, as reported	$1,136	$3,244
Prior year period's revenues performed by former Parent	(7)	(28)
Revenues of acquired business for the pre-acquisition prior year period	-	154
Prior year period's revenues, as adjusted	1,129	3,370
Current year revenues, as reported	1,114	3,424
Revenues performed by former Parent	(2)	(8)
Estimated impact of 53rd week	-	(88)
Current year period's revenues, as adjusted	1,112	3,328
Internal revenue growth (contraction)	$(17)	$(42)
Internal revenue growth (contraction) percentage	(1.5%)	(1.2%)

Internal revenue contraction for the three and nine months ended November 4, 2016 was primarily due to lower materials volume.

EBITDA and Adjusted EBITDA. The performance measure EBITDA is calculated by taking net income excluding interest expense, provision for income taxes, and depreciation and amortization. Adjusted EBITDA is calculated by taking EBITDA and excluding acquisition and integration costs. Adjusted EBITDA is a performance measure that excludes acquisition and integration costs that we do not consider to be indicative of our ongoing operating performance as they relate to the Company’s significant acquisition of Scitor.

We believe that EBITDA and adjusted EBITDA provides management and investors with useful information in assessing trends in our ongoing operating performance and may provide greater visibility in understanding the long-term financial performance of the Company.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

EBITDA and adjusted EBITDA for the periods presented were calculated as follows:

	Three Months Ended		Nine Months Ended
	November 4, 2016	October 30, 2015	November 4, 2016	October 30, 2015
	(in millions)
Net income	$42	$34	$112	$89
Interest expense	15	14	41	31
Provision for income taxes	17	16	57	53
Depreciation and amortization	12	17	39	40
EBITDA	86	81	249	213
EBITDA as a percentage of revenues	7.7%	7.1%	7.3%	6.6%
Acquisition and integration costs	-	1	10	16
Depreciation included in acquisition and integration costs	-	-	(2)	-
Adjusted EBITDA	86	82	257	229
Adjusted EBITDA as a percentage of revenues	7.7%	7.2%	7.5%	7.1%

Adjusted EBITDA for the three months ended November 4, 2016 increased to 7.7% of revenues from 7.2% of revenues for the prior year due to an increase in net favorable changes in estimates on contracts accounted for under the percentage-of-completion method and lower employee benefits expense.

Adjusted EBITDA for the nine months ended November 4, 2016 increased to 7.5% of revenues from 7.1% of revenues for the prior year due to the acquisition of Scitor, which has a relatively higher EBITDA margin percentage than our historical business and an increase in net favorable changes in estimates on contracts accounted for under the percentage-of-completion method.

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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

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

The estimated value of our total backlog as of the dates presented was:

	November 4, 2016	January 29, 2016
	(in millions)
Funded backlog	$2,044	$1,879
Negotiated unfunded backlog	6,189	5,319
Total backlog	$8,233	$7,198

We had net bookings worth an estimated $1.9 billion and $4.5 billion during the three and nine months ended November 4, 2016, respectively. Total backlog at the end of the third quarter has increased compared to total backlog at prior year end due to several large awards received during the second and third quarters. These awards include the High Performance Computing Modernization Program (HPCMP) Integrated Technical Services (HITS) task order, awarded in September, and the Enterprise Applications Service Technologies (EAST) 2 contract, originally awarded in January and, following a protest, upheld in June.

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

	Nine Months Ended
	November 4, 2016	October 30, 2015
Cost reimbursement	41%	39%
Time and materials (T&M)	30%	29%
Firm-fixed price (FFP)	29%	32%
Total	100%	100%

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

	Three Months Ended			Nine Months Ended
	November 4, 2016	Percent change	October 30, 2015	November 4, 2016	Percent change	October 30, 2015
	(dollars in millions)
Labor-related revenues	$537	1%	$530	$1,672	11%	$1,503
As a % of revenues	48%		47%	49%		46%
Subcontractor-related revenues	383	1%	381	1,170	7%	1,094
As a % of revenues	34%		33%	34%		34%
Supply chain materials-related revenues	132	(12%)	150	413	(13%)	473
As a % of revenues	12%		13%	12%		15%
Other materials-related revenues	62	(17%)	75	169	(3%)	174
As a % of revenues	6%		7%	5%		5%

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Labor-related revenues increased in the three and nine months ended November 4, 2016 compared to the respective prior year periods primarily due to newly awarded contracts and the acquisition of Scitor (Scitor’s revenues are primarily generated through labor and subcontractors). Supply chain materials-related revenues decreased in the three and nine months ended November 4, 2016 compared to the prior year periods primarily as a result of changes in order volume as a result of a contract loss.

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

We use various financial measures when we develop and update our cash deployment strategy, which include evaluating cash provided by operating activities, free cash flow and financial leverage.  When our cash generation enables us to exceed our target average minimum cash balance of $150 million, we intend to deploy excess cash through dividends, share repurchases, debt prepayments or strategic acquisitions. Our dividends and share repurchases are limited under certain leverage ratios, and we may be required to make an annual debt prepayment.  See Note 6 to the condensed and consolidated financial statements in this quarterly report for a more complete understanding of our Credit Facility.

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

Historical Cash Flow Trends

The following table summarizes our cash flows:

	Nine Months Ended
	November 4, 2016	October 30, 2015
	(in millions)
Total cash flows provided by operating activities	$211	$118
Total cash flows used in investing activities	(9)	(791)
Total cash flows (used in) provided by financing activities	(194)	556
Total increase (decrease) in cash and cash equivalents	$8	$(117)

Cash Provided by Operating Activities. Refer to “Results of Operations” above for a discussion of the changes in cash provided by operating activities between the nine months ended November 4, 2016 and the comparable prior year period.

Cash Used in Investing Activities. Cash used in investing activities for the nine months ended November 4, 2016 decreased $782 million, as compared to the prior year period, primarily due to the Scitor acquisition in the prior year period.

Cash (Used in) Provided by Financing Activities. Cash used in financing activities for the nine months ended November 4, 2016 was $194 million compared to cash provided by financing activities of $556 million during the prior year period. This change is primarily due to proceeds from borrowings obtained to fund the Scitor acquisition in the prior year and the additional plan share repurchases under our publicly announced repurchase program in the current year.

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

Management believes that our critical accounting policies are those that are both material to the presentation of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments. Typically, the circumstances that make these judgments difficult, subjective and complex have to do with making estimates about the effect of matters that are inherently uncertain. There have been no changes to our existing critical accounting policies during the nine months ended November 4, 2016 from those disclosed in our most recently filed Annual Report on Form 10-K.

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

Item 4. Controls and Procedures

Our management, with the participation of our principal executive officer (our Chief Executive Officer) and principal financial officer (our Chief Financial Officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) and have concluded that as of November 4, 2016 these controls and procedures were operating and effective.

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

The following table presents repurchases of our common stock during the three months ended November 4, 2016:

Period (1)	Total Number of Shares (or Units) Purchased (2)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (3)
August 6, 2016 - September 9, 2016	248,208	$63.09	239,952	2,291,284
September 10, 2016 - October 7, 2016	188,063	68.50	183,758	2,107,526
October 8, 2016 - November 4, 2016	183,883	68.53	183,237	1,924,289
Total	620,154	$66.34	606,947
(1)	Date ranges represent our fiscal periods during the current quarter. Our fiscal quarters typically consist of one five-week period and two four-week periods.
(2)

Includes shares purchased on surrender by stockholders of previously owned shares to satisfy minimum statutory tax withholding obligations related to stock option exercises and vesting of stock awards in addition to shares purchased under our publicly announced plans or programs.

(3)

On September 11, 2015 the number of additional shares of our common stock that may be repurchased under our existing repurchase program previously announced in October 2013 was increased by 3.5 million shares, bringing the total authorized shares to be repurchased under the program to approximately 8.5 million shares. As of November 4, 2016, we have repurchased approximately 6.6 million shares of common stock under the program.

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

Date: December 8, 2016

Science Applications International Corporation

/s/ Charles A. Mathis

Charles A. Mathis Executive Vice President and Chief Financial Officer