Form 10-Q
period 2017-05-05
Science Applications International Corp
filed 2017-06-13
CIK 1571123

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 5, 2017

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
12010 Sunset Hills Road, Reston, VA 20190
703-676-4300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
						Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No   ☒

The number of shares issued and outstanding of the registrant’s common stock as of May 26, 2017 was as follows:

43,674,350 shares of common stock ($.0001 par value per share)

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

FORM 10-Q

-i-

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

CONDENSED AND CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended
	May 5, 2017	May 6, 2016
	(in millions, except per share amounts)
Revenues	$1,103	$1,215
Cost of revenues	1,007	1,098
Selling, general and administrative expenses	33	51
Operating income	63	66
Interest expense	11	14
Income before income taxes	52	52
Provision for income taxes (Note 4)	(3)	(19)
Net income	$49	$33
Other comprehensive income, net of tax (Note 7)	1	-
Comprehensive income	$50	$33
Earnings per share (Note 2):
Basic	$1.12	$0.73
Diluted	$1.08	$0.71
Cash dividends declared and paid per share	$0.31	$0.31

See accompanying notes to condensed and consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

CONDENSED AND CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	May 5, 2017	February 3, 2017
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$207	$210
Receivables, net	582	539
Inventory, prepaid expenses and other current assets	128	152
Total current assets	917	901
Goodwill	863	863
Intangible assets (net of accumulated amortization of $45 million and $40 million at May 5, 2017 and February 3, 2017, respectively)	195	200
Property, plant and equipment (net of accumulated depreciation of $132 million and $126 million at May 5, 2017 and February 3, 2017, respectively)	58	60
Other assets	17	18
Total assets	$2,050	$2,042

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$443	$432
Accrued payroll and employee benefits	180	158
Long-term debt, current portion (Note 5)	24	25
Total current liabilities	647	615
Long-term debt, net of current portion (Note 5)	1,014	1,022
Deferred income taxes	13	13
Other long-term liabilities	40	38
Commitments and contingencies (Note 8)
Equity:
Common stock, $.0001 par value, 1 billion shares authorized, 44 million shares issued and outstanding as of May 5, 2017 and February 3, 2017	-	-
Additional paid-in capital	36	91
Retained earnings	301	265
Accumulated other comprehensive loss (Note 7)	(1)	(2)
Total equity	336	354
Total liabilities and equity	$2,050	$2,042

See accompanying notes to condensed and consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

CONDENSED AND CONSOLIDATED STATEMENT OF EQUITY

(UNAUDITED)

	Shares of common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
	(in millions)
Balance at February 3, 2017	44	$91	$265	$(2)	$354
Net income	-	-	49	-	49
Issuances of stock	1	2	-	-	2
Other comprehensive income, net of tax	-	-	-	1	1
Cash dividends of $0.31 per share	-	-	(13)	-	(13)
Stock-based compensation	-	(17)	-	-	(17)
Repurchases of stock	(1)	(40)	-	-	(40)
Balance at May 5, 2017	44	$36	$301	$(1)	$336

See accompanying notes to condensed and consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

CONDENSED AND CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	May 5, 2017	May 6, 2016
	(in millions)
Cash flows from operating activities:
Net income	$49	$33
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10	16
Stock-based compensation expense	8	10
Excess tax benefits from stock-based compensation	-	(4)
Increase (decrease) resulting from changes in operating assets and liabilities:
Receivables	(43)	(61)
Inventory, prepaid expenses and other current assets	23	(2)
Other assets	1	-
Accounts payable and accrued liabilities	16	26
Accrued payroll and employee benefits	22	17
Other long-term liabilities	2	-
Net cash provided by operating activities	88	35
Cash flows from investing activities:
Expenditures for property, plant, and equipment	(4)	(4)
Net cash used in investing activities	(4)	(4)
Cash flows from financing activities:
Dividend payments to stockholders	(14)	(14)
Principal payments on borrowings	(9)	(15)
Issuances of stock	2	1
Stock repurchased and retired or withheld for taxes on equity awards	(65)	(47)
Excess tax benefits from stock-based compensation	-	4
Disbursements for obligations assumed from Scitor acquisition	(2)	(2)
Net cash used in financing activities	(88)	(73)
Net decrease in cash, cash equivalents and restricted cash	(4)	(42)
Cash, cash equivalents and restricted cash at beginning of period	218	209
Cash, cash equivalents and restricted cash at end of period (Note 1)	$214	$167

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

Principles of Consolidation and Basis of Presentation

The accompanying financial information has been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting purposes. References to “financial statements” refer to the condensed and consolidated financial statements of the Company, which include the statements of income and comprehensive income, balance sheets, statement of equity and statements of cash flows. These financial statements were prepared in accordance with U.S. generally accepted accounting principles (GAAP). All intercompany transactions and account balances within the Company have been eliminated. The financial statements are unaudited, but in the opinion of management include all adjustments, which consist of normal recurring adjustments, necessary for a fair presentation thereof. The results reported in these financial statements are not necessarily indicative of results that may be expected for the entire year and should be read in conjunction with the information contained in the Company’s Annual Report on Form 10-K for the year ended February 3, 2017.

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

Changes in estimates of revenues, cost of revenues or profits related to contracts accounted for using the cost-to-cost and efforts expended methods of percentage-of-completion accounting are recognized in operating income in the period in which such changes are made for the inception-to-date effect of the changes. Changes in these estimates can routinely occur over the contract performance period for a variety of reasons, which include: changes in contract scope; changes in contract cost estimates due to unanticipated cost growth or reassessments of risks impacting costs; changes in estimated incentive or award fees; and performance being better or worse than previously estimated. Aggregate changes in contract estimates decreased operating income by $5 million ($0.10 per diluted share) for the three months ended May 5, 2017, and increased operating income by $6 million ($0.08 per diluted share) for the three months ended May 6, 2016.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Reporting Periods

The Company utilizes a 52/53 week fiscal year ending on the Friday closest to January 31, with fiscal quarters typically consisting of 13 weeks. Fiscal 2017 began on January 30, 2016 and ended on February 3, 2017, while fiscal 2018 began on February 4, 2017 and ends on February 2, 2018. The number of weeks for each quarter for fiscal 2018 and 2017 are as follows:

	Fiscal 2018	Fiscal 2017
	(weeks)
First Quarter	13	14
Second Quarter	13	13
Third Quarter	13	13
Fourth Quarter	13	13
Fiscal Year	52	53

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

The Company’s fixed interest rate swaps are considered over-the-counter derivatives, and fair value is calculated using a standard pricing model for interest rate swaps with contractual terms for maturities, amortization and interest rates. Level 2, or market observable inputs (such as yield and credit curves), are used within the standard pricing models in order to determine fair value. The fair value is an estimate of the amount that the Company would pay or receive as of a measurement date if the agreements were transferred to a third party or canceled. See Note 6 for further discussion on the Company’s derivative instruments designated as cash flow hedges.

Cash, Cash Equivalents and Restricted cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the condensed and consolidated balance sheets for the periods presented:

	May 5, 2017	February 3, 2017
	(in millions)
Cash and cash equivalents	207	210
Restricted cash included in inventory, prepaid expenses and other current assets	-	1
Restricted cash included in other assets	7	7
Cash, cash equivalents and restricted cash	$214	$218

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

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which provides amendments to simplify several aspects of the accounting for share-based payment transactions. Among other requirements in the new standard, the ASU requires that an entity, (i) recognize excess tax benefits and deficiencies related to employee share-based payment transactions in the provision for income taxes, instead of in equity; (ii) classify excess tax benefits as an operating activity on the statement of cash flows, instead of previously presenting them as a financing activity; (iii) classify all cash payments made to the taxing authorities on the employees’ behalf for withheld shares as financing activities on the statement of cash flows; and (iv) made a policy election to either estimate expected forfeitures or to account for them as they occur. The Company adopted the standard in the first quarter of fiscal 2018. As a result the Company recognized a $16 million tax benefit for the three months ended May 5, 2017, which is included in the provision for income taxes on the condensed and consolidated statements of income and comprehensive income and as an operating activity in the condensed and consolidated statement of cash flows. The Company will continue to classify cash paid for tax withholding purposes as a financing activity in the statement of cash flows and to estimate forfeitures rather than account for them as they occur.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires that restricted cash be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company early adopted this new standard during the first quarter of fiscal 2018, which resulted in a $1 million reduction to cash flows from investing activities for the three months ended May 6, 2016. A reconciliation of cash, cash equivalents and restricted cash for each period presented is provided above under the heading “Cash, Cash Equivalents and Restricted Cash.”

Other Accounting Standards Updates effective after May 5, 2017 are not expected to have a material effect on the Company’s financial statements.

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

A reconciliation of the weighted-average number of shares outstanding used to compute basic and diluted EPS was:

	Three Months Ended
	May 5, 2017	May 6, 2016
	(in millions)
Basic weighted-average number of shares outstanding	43.7	45.0
Dilutive common share equivalents - stock options and other stock-based awards	1.8	1.5
Diluted weighted-average number of shares outstanding	45.5	46.5

The following stock-based awards were excluded from the weighted-average number of shares outstanding used to compute diluted EPS:

	Three Months Ended
	May 5, 2017	May 6, 2016
	(in millions)
Antidilutive stock options excluded	0.1	0.6

Dividends

The Company declared and paid a quarterly dividend of $0.31 per share of its common stock during the three months ended May 5, 2017. On June 7, 2017, the Company’s Board of Directors declared a quarterly dividend of $0.31 per share of the Company’s common stock payable on July 28, 2017 to stockholders of record on July 14, 2017.

Note 3—Stock-Based Compensation:

Stock Options

During the three months ended May 5, 2017, the Company granted certain employees 0.1 million stock options with an exercise price and grant date fair value of $72.91 and $16.44, respectively. These options will expire on the seventh anniversary of the grant date and will vest ratably on each anniversary of the grant date over a three-year period.

Restricted Stock Units (RSUs)

During the three months ended May 5, 2017, the Company granted certain employees 0.4 million RSUs with a grant date fair value of $72.91, which will vest ratably on each anniversary of the grant date over a four-year period.

Performance Shares

During the three months ended May 5, 2017, the Company granted to certain employees 0.1 million performance share awards with a grant date fair value of $72.91 per award. These awards will cliff vest at the end of the third fiscal year following the grant date, subject to meeting the minimum service requirements and the achievement of certain annual and cumulative financial metrics of the Company’s performance, with the number of shares ultimately issued, if any, ranging up to 150% of the specified target shares.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 4—Income Taxes:

Provision for income taxes as a percentage of income before income taxes was 5.9% for the three months ended May 5, 2017, and 36.6% for the three months ended May 6, 2016. Tax rates for the three months ended May 5, 2017 were lower as compared to the same period in the prior year primarily due to a $16 million benefit recognized for excess tax benefits related to employee share-based compensation as a result of the adoption of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, see Accounting Standards Updates in Note 1. Increased research and development credits in the current quarter were offset by a decreased domestic manufacturing tax deduction. Tax rates for the periods ended May 5, 2017 were lower than the combined federal and state statutory rates due to excess tax benefits related to employee share-based compensation and due to permanent tax benefits, including research and development credits and the manufacturer’s tax deduction.

As of May 5, 2017, the balance of unrecognized tax benefits included liabilities for uncertainty in income taxes of $5 million, $4 million of which is classified as other long-term liabilities on the condensed and consolidated balance sheets and $1 million of which that is classified as a reduction to the corresponding deferred tax asset and is presented in other assets on the condensed and consolidated balance sheets. $5 million of unrecognized tax benefits, if recognized, would affect the effective income tax rate for the Company. While the Company believes it has adequate accruals for uncertainty in income taxes, the tax authorities, on review of the Company’s tax filings, may determine that the Company owes taxes in excess of recorded accruals, or the recorded accruals may be in excess of the final settlement amounts agreed to by tax authorities. Although the timing of such reviews is not certain, we do not believe that it is reasonably possible that the unrecognized tax benefits will materially change in the next 12 months.

Note 5—Debt Obligations:

The Company’s long-term debt as of the dates presented was as follows:

	May 5, 2017					February 3, 2017
	Stated interest rate	Effective interest rate	Principal	Unamortized Debt Issuance Costs	Net	Principal	Unamortized Debt Issuance Costs	Net
			(in millions)
Term Loan A Facility due August 2021	3.00%	3.11%	$651	$(2)	$649	$660	$(2)	$658
Term Loan B Facility due May 2022	3.56%	4.15%	400	(11)	389	400	(11)	389
Total long-term debt			$1,051	$(13)	$1,038	$1,060	$(13)	$1,047
Less current portion			24	-	24	25	-	25
Total long-term debt, net of current portion			$1,027	$(13)	$1,014	$1,035	$(13)	$1,022

As of May 5, 2017, the Company has a $1.3 billion credit facility (the Credit Facility), which consists of a $200 million secured revolving credit facility (the Revolving Credit Facility), a $651 million secured term facility (Term Loan A Facility), and a $400 million secured term facility (Term Loan B Facility) (together, the Term Loan Facilities). The Revolving Credit Facility capacity is available to the Company through August 2021, but no draws have been made.

The Credit Facility contains certain restrictive covenants applicable to the Company and its subsidiaries including a requirement to maintain a Senior Secured Leverage Ratio (as defined in the Second Amended and Restated Credit Agreement) of not greater than 4.00 to 1.00 until July 31, 2016, and not greater than 3.75 to 1.00 thereafter, and requires the Company to make an annual prepayment as a portion of its Excess Cash Flow (as defined in the Second Amended and Restated Credit Agreement).  As of May 5, 2017, the Company was in compliance with the covenants under its Credit Facility.

As of May 5, 2017 and February 3, 2017, the carrying value of the Company’s outstanding debt obligations approximated its fair value. The fair value of long-term debt is calculated using Level 2 inputs, based on interest rates available for debt with terms and maturities similar to the Company’s Term Loan Facilities.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 6—Derivative Instruments Designated as Cash Flow Hedges:

The Company’s derivative instruments designated as cash flow hedges consist of:

					Liability Fair Value (1) at
	Notional Amount at May 5, 2017	Pay Fixed Rate	Receive Variable Rate	Settlement and Termination	May 5, 2017	February 3, 2017
	(in millions)				(in millions)
Term loan A interest rate swaps	$400	1.41%	1-month LIBOR	Monthly through September 26, 2018	$-	$1
Term loan B interest rate swaps	350	1.88%	3-month LIBOR (2)	Quarterly through May 7, 2020	2	2
Total	$750				$2	$3

(1)  The fair value of the fixed interest rate swaps liability is included in accounts payable and accrued liabilities on the condensed and consolidated balance sheets.

(2)  Subject to a 0.75% floor.

The Company is party to fixed interest rate swap instruments that are designated and accounted for as cash flow hedges to manage risks associated with interest rate fluctuations on a portion of the Company’s floating rate debt. The counterparties to all swap agreements are financial institutions. See Note 7 for the effective portion of the unrealized change in fair values on cash flow hedges recognized in other comprehensive loss and the amounts reclassified from accumulated other comprehensive loss into earnings for the current and comparative periods presented. There was no ineffectiveness during any of the periods presented. The Company estimates that it will reclassify $2 million of unrealized losses from accumulated other comprehensive loss into earnings in the twelve months following May 5, 2017.

Note 7—Changes in Accumulated Other Comprehensive Loss by Component:

The following table presents the changes in accumulated other comprehensive loss attributable to the Company’s fixed interest rate swap cash flow hedges that are discussed in Note 6.

	Unrealized Losses on Fixed Interest Rate Swap Cash Flow Hedges
	Pre-Tax Amount (1)	Income Tax (2)	Net Amount
	(in millions)
Three months ended May 5, 2017
Balance at February 3, 2017	$3	$(1)	$2
Other comprehensive income before reclassifications	-	-	-
Amounts reclassified from accumulated other comprehensive loss	(1)	-	(1)
Net other comprehensive income	(1)	-	(1)
Balance at May 5, 2017	$2	$(1)	$1

Three months ended May 6, 2016
Balance at January 29, 2016	$14	$(5)	$9
Other comprehensive loss before reclassifications	2	(1)	1
Amounts reclassified from accumulated other comprehensive loss	(2)	1	(1)
Net other comprehensive income	-	-	-
Balance at May 6, 2016	$14	$(5)	$9

(1)	The amount reclassified from accumulated other comprehensive loss was included in interest expense.
(2)	The amount reclassified from accumulated other comprehensive loss was included in the provision for income taxes.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 8—Legal Proceedings and Other Commitments and Contingencies:

Legal Proceedings

The Company is involved in various claims and lawsuits arising in the normal conduct of its business, none of which the Company’s management believes, based on current information, is expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Scitor Acquisition

On May 4, 2015, the Company completed the acquisition of Scitor, a leading global provider of technical services to the U.S. intelligence community and other U.S. government customers. The acquisition was funded from cash on hand and increased borrowings. Purchase consideration paid to acquire Scitor was $764 million (net of cash acquired), including $43 million which was deposited to escrow accounts. In August 2015 $3 million was released from escrow to the sellers after finalizing the working capital adjustment and another $13 million was released in September 2016 that was held to secure a portion of the sellers’ indemnification obligations. Any remaining amount in escrow at the end of the indemnification period will be distributed to the sellers.

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

The Company has recorded reserves for estimated net amounts to be refunded to customers for potential adjustments for indirect cost audits and compliance with Cost Accounting Standards, which include indemnification obligations owing to former Parent for periods prior to the Distribution Date. As of May 5, 2017, the Company has recorded a total liability of $39 million for estimated net amounts to be refunded to customers for potential adjustments from audits of contract costs, which is presented in accounts payable and accrued liabilities on the condensed and consolidated balance sheets. Any additional amounts which may be determined to be owed for periods prior to the separation will be allocated to former Parent and the Company in proportions determined in accordance with the Distribution Agreement.

Army Brigade Combat Team Modernization Engineering, Manufacturing and Development (BCTM) Program

The BCTM program was terminated for convenience by the Department of Defense (DoD) effective in September 2011. From October 2009 through termination, the Company and its prime contractor performed on this program under an undefinitized change order with a provision that allowed the Company to receive a provisional fixed fee (contract profit) lower than the estimated fixed fee due, pending completion of contract negotiations. The Company recognized revenues of approximately $480 million (including provisional fixed fee) from October 2009 through August 2013 under the undefinitized change order. The Company expects that acceptance of the final contract termination proposal will occur in the second half of fiscal 2018.  The Company had an outstanding receivable of approximately $2 million on this contract as of May 5, 2017.

Letters of Credit and Surety Bonds

The Company has outstanding obligations relating to letters of credit of $9 million as of May 5, 2017, principally related to guarantees on insurance policies. The Company also has outstanding obligations relating to surety bonds in the amount of $17 million, principally related to performance and payment bonds on the Company’s contracts. The majority of the surety bonds outstanding were initially obtained by former Parent and the Company is required to satisfy these obligations under the terms of the Distribution Agreement.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations and quantitative and qualitative disclosures about market risk should be read in conjunction with our unaudited condensed and consolidated financial statements and the related notes. It contains forward-looking statements (which may be identified by words such as those described in “Risk Factors—Forward-Looking Statement Risks” in Part I of the most recently filed Annual Report on Form 10-K), including statements regarding our intent, belief, or current expectations with respect to, among other things, trends affecting our financial condition or results of operations (including our financial targets discussed below under “Management of Operating Performance and Reporting” and “Liquidity and Capital Resources”); backlog; our industry; government budgets and spending; market opportunities; the impact of competition; and the impact of the Scitor acquisition. Such statements are not guarantees of future performance and involve risk, uncertainties and assumptions, and actual results may differ materially from those in the forward-looking statements as a result of various factors. Risks, uncertainties and assumptions that could cause or contribute to these material differences include those discussed below, in “Risk Factors” in Part II of this report and in Part I of the most recently filed Annual Report on Form 10-K. Due to such risks, uncertainties and assumptions you are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date hereof. We do not undertake any obligation to update these factors or to publicly announce the results of any changes to our forward-looking statements due to future results or developments.

We use the terms “Company,” “we,” “us” and “our” to refer to Science Applications International Corporation and its consolidated subsidiaries.

The Company utilizes a 52/53 week fiscal year, ending on the Friday closest to January 31, with fiscal quarters typically consisting of 13 weeks. Fiscal 2017 began on January 30, 2016 and ended on February 3, 2017, while fiscal 2018 began on February 4, 2017 and ends on February 2, 2018. The number of weeks for each quarter for fiscal 2018 and 2017 are as follows:

	Fiscal 2018	Fiscal 2017
	(weeks)
First Quarter	13	14
Second Quarter	13	13
Third Quarter	13	13
Fourth Quarter	13	13
Fiscal Year	52	53

Business Overview

We are a leading technology integrator providing full life-cycle services and solutions in the technical, engineering and enterprise information technology (IT) markets. We developed our brand by addressing our customers’ mission critical needs and solving their most complex problems for over 45 years.  As one of the largest pure-play technical service providers to the U.S. government, we serve markets of significant scale and opportunity.  Our primary customers are the departments and agencies of the U.S. government. Our long history of serving the U.S. government has afforded us the ability to develop strong and longstanding relationships with some of the largest customers in the markets we serve.

Economic Opportunities, Challenges, and Risks

In fiscal 2017, we generated greater than 95% of our revenues from contracts with the U.S. government, including subcontracts on which we perform. Our business performance is affected by the overall level of U.S. government spending and the alignment of our offerings and capabilities with the budget priorities of the U.S. government. While we believe that national security will continue to be a priority, the U.S. government budget deficit and the national debt have created pressure to examine and reduce spending across all federal agencies. Baseline spending for the Department of Defense (DoD) through U.S. government fiscal year 2023 has been reduced and there may be further changes that negatively impact discretionary spending trends across all government agencies. Adverse changes in fiscal and economic conditions could materially impact our business. Some changes that could have an adverse impact on our business are the manner in which spending reductions are implemented (including sequestration), future government shutdowns and issues related to required increases to the nation’s debt ceiling.

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

We evaluate our results of operations by considering the drivers causing changes in revenues, operating income and operating cash flows. Given that revenues fluctuate on our contract portfolio over time due to contract awards and completions, changes in customer requirements, and increases or decreases in ordering volume of materials, we evaluate significant trends and fluctuations in these terms.  Whether performed by our employees or by our subcontractors, we primarily provide services and, as a result, our cost of revenues are predominantly variable. We also analyze our cost mix (labor, subcontractor or materials) in order to understand operating margin because contracts performed with a higher proportion of SAIC labor are generally more profitable. Changes in costs of revenues as a percentage of revenue other than from revenue volume or cost mix are normally driven by fluctuations in shared or corporate costs or cumulative revenue adjustments due to changes in contract estimates.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

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

Results of Operations

The primary financial performance measures we use to manage our business and monitor results of operations are revenues, operating income, and cash flows from operating activities. The following table summarizes our results of operations:

	Three Months Ended
	May 5, 2017	Percent change	May 6, 2016
	(in millions)
Revenues	$1,103	(9%)	$1,215
Cost of revenues	1,007	(8%)	1,098
As a percentage of revenues	91.3%		90.4%
Selling, general and administrative expenses	33	(35%)	51
Operating income	63	(5%)	66
As a percentage of revenues	5.7%		5.4%
Net income	$49	48%	$33
Net cash provided by operating activities	$88	151%	$35

Revenues. Revenues decreased $112 million for the three months ended May 5, 2017 as compared to the same period in the prior year primarily due to one additional week in the prior year quarter ($88 million), contracts losses ($25 million) and other net declines across the portfolio primarily due to customer budget constraints. These decreases were partially offset by higher revenue on platform integration programs supporting the U.S. Marine Corps and a new information technology contract supporting the U.S. Army ($29 million).

Cost of Revenues. Cost of revenues decreased $91 million for the three months ended May 5, 2017 as compared to the same period in the prior year primarily due to a decrease in revenue volume ($101 million). Cost of revenues as a percentage of revenues increased from 90.4% in the prior year quarter to 91.3% primarily due to higher net unfavorable changes in estimates on contracts accounted for under the percentage-of-completion method ($11 million). Net unfavorable changes in estimates were largely driven by increased costs to meet testing and mission requirements necessary to complete the Engineering, Manufacturing and Development (EMD) phase of the platform integration programs supporting the U.S. Marine Corps.

Selling, General and Administrative Expenses. SG&A decreased $18 million for the three months ended May 5, 2017 as compared to the same period in the prior year primarily due to the absence of acquisition and integration costs in the current year ($7 million), a gain from the reversal of a vacancy reserve for a facility in the National Capital Region that we now intend to occupy ($7 million), lower amortization of intangible assets ($2 million) and lower employee-related expenses ($2 million).

Operating Income. Operating income as a percentage of revenues increased to 5.7% from 5.4% in the comparable prior year period primarily due to lower SG&A expenses partially offset by higher net unfavorable changes in estimates on contracts accounted for under the percentage-of-completion method.

Net Income. Net income for the three months ended May 5, 2017 increased $16 million as compared to the same period in the prior year primarily due to lower income tax expense as a result of the adoption of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting ($16 million). Based on the required adoption of the new standard we recognized the excess tax benefits related to employee share-based payments as a reduction to income tax expense rather than as previously recorded to additional paid in capital in equity.

Net Cash Provided by Operating Activities. Net cash provided by operating activities was $88 million for the three months ended May 5, 2017, an increase of $53 million as compared to the same period in the prior year. The increase in operating cash flows over the prior year period was primarily due to payments for an extra week of payroll in the prior year quarter, excess tax benefits for stock based compensation in the current year quarter ($16 million) and prior year working capital investments in Marine Corps platform integration and IT services programs ($5 million).

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

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

Internal Revenue Growth. Internal revenue growth (or internal revenue contraction if negative) is utilized to evaluate revenue growth after the completion of acquisitions and other adjustments identified as impacting year over year comparability. Internal revenue growth is calculated by comparing our reported revenues for the current year to the reported revenues for the prior year comparable period adjusted to include any pre-acquisition historical revenues of acquired businesses.  We adjust current and prior year revenue to exclude the impact of revenue performed by our former parent company, Leidos Holdings, Inc. (“former Parent”) since revenues on pre-separation joint work are recorded equal to cost and are expected to decline over time (See Note 8 of the notes to the condensed and consolidated financial statements for information regarding our separation from former Parent). For fiscal 2017, a 53-week fiscal year, we have also adjusted revenue to exclude the estimated impact of the additional week in order to facilitate comparison to the current year period. We estimate the revenue impact of the additional week by dividing first quarter fiscal 2017 revenues by the number of days in the first quarter of fiscal 2017 and multiplying that amount by the number of additional days in the first quarter of fiscal 2017. We believe that adjusting prior year revenues to reflect the impact of the additional week improves comparability since differences in the number of days generally have a direct impact on the amount of revenues earned in our business during the respective periods.

We believe internal revenue growth provides management and investors with useful information in assessing trends on how successful the Company has been at growing revenues of our base business and of the businesses we acquire.

Internal revenue growth is calculated as follows:

Three Months Ended
May 5, 2017
(in millions)
Prior year period's revenues, as reported	$1,215
Prior year period's revenues performed by former Parent	(4)
Estimated impact of 53rd week	(88)
Revenues of acquired business for the pre-acquisition prior year period	-
Prior year period's revenues, as adjusted	1,123
Current year revenues, as reported	1,103
Internal revenue growth (contraction)	$(20)
Internal revenue growth (contraction) percentage	(1.8%)

Internal revenue contraction for the three months ended May 5, 2017 was primarily due to contract losses across various federal agencies and reduced revenue volume due to government customer budget and contract funding constraints in the current quarter.

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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

EBITDA and adjusted EBITDA for the periods presented were calculated as follows:

	Three Months Ended
	May 5, 2017	May 6, 2016
	(in millions)
Net income	$49	$33
Interest expense	11	14
Provision for income taxes	3	19
Depreciation and amortization	10	15
EBITDA	73	81
EBITDA as a percentage of revenues	6.6%	6.7%
Acquisition and integration costs	-	7
Depreciation included in acquisition and integration costs	-	(2)
Adjusted EBITDA	$73	$86
Adjusted EBITDA as a percentage of revenues	6.6%	7.1%

Adjusted EBITDA for the three months ended May 5, 2017 decreased to 6.6% of revenues from 7.1% of revenues for the prior year due to net unfavorable changes in estimates on contracts accounted for under the percentage-of-completion method, partially offset by a reduction in estimated lease exit costs.

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

The estimated value of our total backlog as of the dates presented was:

	May 5, 2017	February 3, 2017
	(in millions)
Funded backlog	$1,790	$1,811
Negotiated unfunded backlog	6,406	6,209
Total backlog	$8,196	$8,020

We had net bookings worth an estimated $1.3 billion during the three months ended May 5, 2017 and May 6, 2016.

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

	Three Months Ended
	May 5, 2017	May 6, 2016
Cost reimbursement	44%	39%
Time and materials (T&M)	29%	31%
Firm-fixed price (FFP)	27%	30%
Total	100%	100%

Revenues from cost reimbursement type contracts increased for the three months ended May 5, 2017 compared to the prior year comparable period primarily due to two cost reimbursable federal civilian agency awards and higher technology refresh activity on an existing program.

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

	Three Months Ended
	May 5, 2017	May 6, 2016
	(as a % of total cost of revenues)
Labor-related cost of revenues	48%	49%
Subcontractor-related cost of revenues	34%	35%
Supply chain materials-related cost of revenues	12%	12%
Other materials-related cost of revenues	6%	4%

Other materials-related cost of revenues increased in the three months ended May 5, 2017 compared to the respective prior year period primarily due to higher technology refresh activity on an existing program.

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

Historical Cash Flow Trends

The following table summarizes our cash flows:

	Three Months Ended
	May 5, 2017	May 6, 2016
	(in millions)
Net cash provided by operating activities	$88	$35
Net cash used in investing activities	(4)	(4)
Net cash used in financing activities	(88)	(73)
Net decrease in cash, cash equivalents and restricted cash	$(4)	$(42)

Net Cash Provided by Operating Activities. Refer to “Results of Operations” above for a discussion of the changes in cash provided by operating activities between the three months ended May 5, 2017 and the comparable prior year period.

Net Cash Used in Investing Activities. Cash used in investing activities for the three months ended May 5, 2017 is consistent with the prior year due to similar capital expenditures for property, plant, and equipment.

Net Cash Used in Financing Activities. Cash used in financing activities for the three months ended May 5, 2017 increased compared to the prior year period primarily due to increases in stock repurchased and retired or withheld for taxes on vested restricted stock, partially offset by lower principal payments on borrowings.

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

Management believes that our critical accounting policies are those that are both material to the presentation of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments. Typically, the circumstances that make these judgments difficult, subjective and complex have to do with making estimates about the effect of matters that are inherently uncertain. There have been no changes to our existing critical accounting policies during the three months ended May 5, 2017 from those disclosed in our most recently filed Annual Report on Form 10-K.

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

Item 4. Controls and Procedures

Our management, with the participation of our principal executive officer (our Chief Executive Officer) and principal financial officer (our Chief Financial Officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) and have concluded that as of May 5, 2017 these controls and procedures were operating and effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarterly period covered by this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We have provided information about legal proceedings in which we are involved in our fiscal 2017 Annual Report on Form 10-K, and we have provided an update to this information in Note 8 of the notes to the condensed and consolidated financial statements contained within this report.

In addition to the described legal proceedings, we are routinely subject to investigations and reviews relating to compliance with various laws and regulations. Additional information regarding such investigations and reviews is included in our fiscal 2017 Annual Report on Form 10-K, and we have also updated this information in Note 8 of the notes to the condensed and consolidated financial statements contained within this report, under the heading “Government Investigations, Audits and Reviews.”

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

The following table presents repurchases of our common stock during the three months ended May 5, 2017:

Period (1)	Total Number of Shares (or Units) Purchased (2)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (3)
February 4, 2017 - March 10, 2017	171,437	$86.37	168,065	4,586,554
March 11, 2017 - April 7, 2017	150,017	81.57	148,262	4,438,292
April 8, 2017 - May 5, 2017	163,489	72.97	157,633	4,280,659
Total	484,943	$80.37	473,960
(1)	Date ranges represent our fiscal periods during the current quarter. Our fiscal quarters typically consist of one five-week period and two four-week periods.
(2)

Includes shares purchased on surrender by stockholders of previously owned shares to satisfy minimum statutory tax withholding obligations related to stock option exercises and vesting of stock awards in addition to shares purchased under our publicly announced plans or programs.

(3)

On December 15, 2016 the number of additional shares of our common stock that may be repurchased under our existing repurchase program previously announced in October 2013 was increased by approximately 3.3 million shares, bringing the total authorized shares to be repurchased under the program to approximately 11.8 million shares. As of May 5, 2017, we have repurchased approximately 7.5 million shares of common stock under the program.

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

Date: June 12, 2017

Science Applications International Corporation

/s/ Charles A. Mathis

Charles A. Mathis Executive Vice President and Chief Financial Officer