Form 10-Q
period 2017-08-04
Science Applications International Corp
filed 2017-09-08
CIK 1571123

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 4, 2017

or

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

Yes  ☐    No   ☒

The number of shares issued and outstanding of the registrant’s common stock as of August 25, 2017 was as follows:

43,240,542 shares of common stock ($.0001 par value per share)

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

FORM 10-Q

-i-

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

CONDENSED AND CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended		Six Months Ended
	August 4, 2017	August 5, 2016	August 4, 2017	August 5, 2016
	(in millions, except per share amounts)
Revenues	$1,078	$1,095	$2,181	$2,310
Cost of revenues	979	986	1,986	2,084
Selling, general and administrative expenses	40	39	73	90
Operating income	59	70	122	136
Interest expense	10	12	21	26
Income before income taxes	49	58	101	110
Provision for income taxes (Note 4)	(13)	(21)	(16)	(40)
Net income	$36	$37	$85	$70
Other comprehensive income, net of tax (Note 7)	-	-	1	-
Comprehensive income	$36	$37	$86	$70
Earnings per share (Note 2):
Basic	$0.83	$0.83	$1.95	$1.56
Diluted	$0.80	$0.81	$1.88	$1.52
Cash dividends declared and paid per share	$0.31	$0.31	$0.62	$0.62

See accompanying notes to condensed and consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

CONDENSED AND CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	August 4, 2017	February 3, 2017
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$140	$210
Receivables, net	639	539
Inventory, prepaid expenses and other current assets	113	152
Total current assets	892	901
Goodwill	863	863
Intangible assets (net of accumulated amortization of $45 million and $40 million at August 4, 2017 and February 3, 2017, respectively)	189	200
Property, plant, and equipment (net of accumulated depreciation of $136 million and $126 million at August 4, 2017 and February 3, 2017, respectively)	57	60
Other assets	18	18
Total assets	$2,019	$2,042

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$420	$432
Accrued payroll and employee benefits	156	158
Long-term debt, current portion (Note 5)	58	25
Total current liabilities	634	615
Long-term debt, net of current portion (Note 5)	1,006	1,022
Deferred income taxes	13	13
Other long-term liabilities	41	38
Commitments and contingencies (Note 8)
Equity:
Common stock, $.0001 par value, 1 billion shares authorized, 44 million shares issued and outstanding as of August 4, 2017 and February 3, 2017	-	-
Additional paid-in capital	4	91
Retained earnings	322	265
Accumulated other comprehensive loss (Note 7)	(1)	(2)
Total equity	325	354
Total liabilities and equity	$2,019	$2,042

See accompanying notes to condensed and consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

CONDENSED AND CONSOLIDATED STATEMENT OF EQUITY

(UNAUDITED)

	Shares of common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
	(in millions)
Balance at February 3, 2017	44	$91	$265	$(2)	$354
Net income	-	-	85	-	85
Issuances of stock	1	4	-	-	4
Other comprehensive income, net of tax	-	-	-	1	1
Cash dividends of $0.62 per share	-	-	(28)	-	(28)
Stock-based compensation	-	(13)	-	-	(13)
Repurchases of stock	(1)	(78)	-	-	(78)
Balance at August 4, 2017	44	$4	$322	$(1)	$325

See accompanying notes to condensed and consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

CONDENSED AND CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	August 4, 2017	August 5, 2016
	(in millions)
Cash flows from operating activities:
Net income	$85	$70
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22	28
Stock-based compensation expense	15	18
Excess tax benefits from stock-based compensation	-	(9)
Increase (decrease) resulting from changes in operating assets and liabilities:
Receivables	(100)	(20)
Inventory, prepaid expenses and other current assets	38	(19)
Other assets	-	(1)
Accounts payable and accrued liabilities	(8)	(5)
Accrued payroll and employee benefits	(2)	(4)
Other long-term liabilities	3	-
Net cash provided by operating activities	53	58
Cash flows from investing activities:
Expenditures for property, plant, and equipment	(7)	(8)
Net cash used in investing activities	(7)	(8)
Cash flows from financing activities:
Dividend payments to stockholders	(28)	(27)
Principal payments on borrowings	(9)	(26)
Issuances of stock	3	2
Stock repurchased and retired or withheld for taxes on equity awards	(105)	(88)
Excess tax benefits from stock-based compensation	-	9
Disbursements for obligations assumed from Scitor acquisition	(2)	(3)
Proceeds from borrowings	25	-
Net cash used in financing activities	(116)	(133)
Net decrease in cash, cash equivalents and restricted cash	(70)	(83)
Cash, cash equivalents and restricted cash at beginning of period	218	209
Cash, cash equivalents and restricted cash at end of period (Note 1)	$148	$126

See accompanying notes to condensed and consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1—Business Overview and Summary of Significant Accounting Policies:

Overview

Science Applications International Corporation (collectively, with its consolidated subsidiaries, the “Company”) is a leading provider of technical, engineering and enterprise information technology (IT) services primarily to the U.S. government. The Company provides engineering and integration services for large, complex projects and offers a broad range of services with a targeted emphasis on higher-end, differentiated technology services. The Company is organized as a matrix comprised of five customer facing organizations supported by several service line organizations. Each of the Company’s customer facing organizations is focused on providing the Company’s comprehensive technical and enterprise IT service offerings to one or more agencies of the U.S federal government. During the quarter, the Company made operational and organizational changes to its management reporting structure resulting in the identification of a single operating and reportable segment.

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

Changes in estimates of revenues, cost of revenues or profits related to contracts accounted for using the cost-to-cost and efforts expended methods of percentage-of-completion accounting are recognized in operating income in the period in which such changes are made for the inception-to-date effect of the changes. Changes in these estimates can routinely occur over the contract performance period for a variety of reasons, which include: changes in contract scope; changes in contract cost estimates due to unanticipated cost growth or reassessments of risks impacting costs; changes in estimated incentive or award fees; and performance being better or worse than previously estimated. Aggregate changes in contract estimates increased operating income by $1 million ($0.01 per diluted share) for the three months ended August 4, 2017, decreased operating income by $4 million ($0.06 per diluted share) for the six months ended August 4, 2017, and increased operating income by $7 million ($0.10 per diluted share) and $13 million ($0.18 per diluted share) for the three and six months ended August 5, 2016, respectively.

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

Cash, Cash Equivalents and Restricted cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the condensed and consolidated balance sheets for the periods presented:

	August 4, 2017	February 3, 2017
	(in millions)
Cash and cash equivalents	140	210
Restricted cash included in inventory, prepaid expenses and other current assets	-	1
Restricted cash included in other assets	8	7
Cash, cash equivalents and restricted cash	$148	$218

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

The Company intends to adopt the standard as of February 3, 2018, using the modified retrospective transition method. Upon adoption, the Company will recognize the cumulative effect of adopting this standard as an adjustment to our opening balance of retained earnings. Prior periods will not be retrospectively adjusted, but the Company will maintain dual reporting for the year of initial application disclosing the effect of adoption.

The Company continues to evaluate the potential effects on its financial statements and is currently in the process of revising its accounting policies, business processes, systems, controls and procedures to conform to the new standard. The Company has not yet determined the potential impact from the future adoption of the new standard.

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

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which provides amendments to simplify several aspects of the accounting for share-based payment transactions. Among other requirements in the new standard, the ASU requires that an entity, (i) recognize excess tax benefits and deficiencies related to employee share-based payment transactions in the provision for income taxes, instead of in equity; (ii) classify excess tax benefits as an operating activity on the statement of cash flows, instead of the previous classification as a financing activity; (iii) classify all cash payments made to the taxing authorities on the employees’ behalf for withheld shares as financing activities on the statement of cash flows; and (iv) make a policy election to either estimate expected forfeitures or to account for them as they occur. The Company adopted the standard in the first quarter of fiscal 2018. As a result for the three and six months ended August 4, 2017, the Company recognized a $4 million and $20 million tax benefit, respectively, which is included in the provision for income taxes on the condensed and consolidated statements of income and comprehensive income and as an operating activity in the condensed and consolidated statement of cash flows. The Company will continue to classify cash paid for tax withholding purposes as a financing activity in the statement of cash flows and to estimate forfeitures rather than account for them as they occur.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires that restricted cash be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company early adopted this new standard during the first quarter of fiscal 2018, which resulted in a $3 million reduction to cash flows from investing activities for the six months ended August 5, 2016. A reconciliation of cash, cash equivalents and restricted cash for each period presented is provided above under the heading “Cash, Cash Equivalents and Restricted Cash.”

Other Accounting Standards Updates effective after August 4, 2017 are not expected to have a material effect on the Company’s financial statements.

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

A reconciliation of the weighted-average number of shares outstanding used to compute basic and diluted EPS was:

	Three Months Ended		Six Months Ended
	August 4, 2017	August 5, 2016	August 4, 2017	August 5, 2016
	(in millions)
Basic weighted-average number of shares outstanding	43.6	44.7	43.7	44.9
Dilutive common share equivalents - stock options and other stock-based awards	1.1	1.3	1.4	1.3
Diluted weighted-average number of shares outstanding	44.7	46.0	45.1	46.2

The following stock-based awards were excluded from the weighted-average number of shares outstanding used to compute diluted EPS:

	Three Months Ended		Six Months Ended
	August 4, 2017	August 5, 2016	August 4, 2017	August 5, 2016
	(in millions)
Antidilutive stock options excluded	0.2	0.3	0.2	0.5

Note 3—Stock-Based Compensation:

Stock Options

During the six months ended August 4, 2017, the Company granted certain employees 0.2 million stock options with a weighted-average exercise price and weighted-average grant date fair value of $73.36 and $16.34, respectively. These options will expire on the seventh anniversary of the grant date and will vest ratably on each anniversary of the grant date over a three-year period.

Restricted Stock Units (RSUs)

During the six months ended August 4, 2017, the Company granted certain employees 0.4 million RSUs with a weighted-average grant date fair value of $72.99, which will vest ratably on each anniversary of the grant date over a four-year period.

Performance Shares

During the six months ended August 4, 2017, the Company granted to certain employees 0.1 million performance share awards with a grant date fair value of $72.91 per award. These awards will cliff vest at the end of the third fiscal year following the grant date, subject to meeting the minimum service requirements and the achievement of certain annual and cumulative financial metrics of the Company’s performance, with the number of shares ultimately issued, if any, ranging up to 150% of the specified target shares.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 4—Income Taxes:

Provision for income taxes as a percentage of income before income taxes was 26.5% and 15.8% for the three and six months ended August 4, 2017, respectively, and 36.3% and 36.4% for the three and six months ended August 5, 2016, respectively. Tax rates were lower as compared to the same periods in the prior year primarily due to a $4 million and $20 million excess tax benefit recognized for the three and six months ended August 4, 2017, respectively, related to employee share-based compensation as a result of the adoption of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, see “Accounting Standards Updates” in Note 1. Increased research and development credits in the current periods were offset by a decreased domestic manufacturing tax deduction. Tax rates for the periods ended August 4, 2017 were lower than the combined federal and state statutory rates due to excess tax benefits related to employee share-based compensation and due to permanent tax benefits, including research and development credits and the manufacturer’s tax deduction.

As of August 4, 2017, the balance of unrecognized tax benefits included liabilities for uncertainty in income taxes of $6 million, $5 million of which is classified as other long-term liabilities on the condensed and consolidated balance sheets and $1 million of which is classified as a reduction to the corresponding deferred tax asset and is presented in other assets on the condensed and consolidated balance sheets. $6 million of unrecognized tax benefits, if recognized, would affect the effective income tax rate for the Company. While the Company believes it has adequate accruals for uncertainty in income taxes, the tax authorities, on review of the Company’s tax filings, may determine that the Company owes taxes in excess of recorded accruals, or the recorded accruals may be in excess of the final settlement amounts agreed to by tax authorities. Although the timing of such reviews is not certain, we do not believe that it is reasonably possible that the unrecognized tax benefits will materially change in the next 12 months.

Note 5—Debt Obligations:

The Company’s long-term debt as of the dates presented was as follows:

	August 4, 2017					February 3, 2017
	Stated interest rate	Effective interest rate	Principal	Unamortized Debt Issuance Costs	Net	Principal	Unamortized Debt Issuance Costs	Net
			(in millions)
Term Loan A Facility due August 2021	3.25%	3.36%	$651	$(2)	$649	$660	$(2)	$658
Term Loan B Facility due May 2022	3.69%	4.28%	400	(10)	390	400	(11)	389
Revolving Credit Facility due August 2021	5.25%		25	-	25	-	-	-
Total long-term debt			$1,076	$(12)	$1,064	$1,060	$(13)	$1,047
Less current portion			58	-	58	25	-	25
Total long-term debt, net of current portion			$1,018	$(12)	$1,006	$1,035	$(13)	$1,022

As of August 4, 2017, the Company has a $1.3 billion credit facility (the Credit Facility), which consists of a $200 million secured revolving credit facility (the Revolving Credit Facility) with an available capacity of $175 million for additional borrowings, a $651 million secured term facility (Term Loan A Facility), and a $400 million secured term facility (Term Loan B Facility) (together, the Term Loan Facilities). On August 2, 2017, the Company borrowed $25 million under the Revolving Credit Facility, which was repaid in full subsequent to quarter end on August 18, 2017. As of August 4, 2017, the outstanding principal under the Revolving Credit Facility was classified as current portion of long-term debt on the condensed and consolidated balance sheets.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Credit Facility contains certain restrictive covenants applicable to the Company and its subsidiaries including a requirement to maintain a Senior Secured Leverage Ratio (as defined in the Second Amended and Restated Credit Agreement) of not greater than 4.00 to 1.00 until July 31, 2016, and not greater than 3.75 to 1.00 thereafter, and requires the Company to make an annual prepayment as a portion of its Excess Cash Flow (as defined in the Second Amended and Restated Credit Agreement). As of August 4, 2017, the Company was in compliance with the covenants under its Credit Facility.

As of August 4, 2017 and February 3, 2017, the carrying value of the Company’s outstanding debt obligations approximated its fair value. The fair value of long-term debt is calculated using Level 2 inputs, based on interest rates available for debt with terms and maturities similar to the Company’s Term Loan Facilities.

Note 6—Derivative Instruments Designated as Cash Flow Hedges:

The Company’s derivative instruments designated as cash flow hedges consist of:

					Liability Fair Value (1) at
	Notional Amount at August 4, 2017	Pay Fixed Rate	Receive Variable Rate	Settlement and Termination	August 4, 2017	February 3, 2017
	(in millions)				(in millions)
Term loan A interest rate swaps	$388	1.41%	1-month LIBOR	Monthly through September 26, 2018	$-	$1
Term loan B interest rate swaps	350	1.88%	3-month LIBOR (2)	Quarterly through May 7, 2020	3	2
Total	$738				$3	$3

(1)  The fair value of the fixed interest rate swaps liability is included in accounts payable and accrued liabilities on the condensed and consolidated balance sheets.

(2)  Subject to a 0.75% floor.

The Company is party to fixed interest rate swap instruments that are designated and accounted for as cash flow hedges to manage risks associated with interest rate fluctuations on a portion of the Company’s floating rate debt. The counterparties to all swap agreements are financial institutions. See Note 7 for the effective portion of the unrealized change in fair values on cash flow hedges recognized in other comprehensive loss and the amounts reclassified from accumulated other comprehensive loss into earnings for the current and comparative periods presented. There was no ineffectiveness during any of the periods presented. The Company estimates that it will reclassify $2 million of unrealized losses from accumulated other comprehensive loss into earnings in the twelve months following August 4, 2017.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 7—Changes in Accumulated Other Comprehensive Loss by Component:

The following table presents the changes in accumulated other comprehensive loss attributable to the Company’s fixed interest rate swap cash flow hedges that are discussed in Note 6.

	Unrealized Losses on Fixed Interest Rate Swap Cash Flow Hedges
	Pre-Tax Amount (1)	Income Tax (2)	Net Amount
	(in millions)
Three months ended August 4, 2017
Balance at May 5, 2017	$2	$(1)	$1
Other comprehensive loss before reclassifications	1	-	1
Amounts reclassified from accumulated other comprehensive loss	(1)	-	(1)
Net other comprehensive income	-	-	-
Balance at August 4, 2017	$2	$(1)	$1

Three months ended August 5, 2016
Balance at May 6, 2016	$14	$(5)	$9
Other comprehensive loss before reclassifications	2	(1)	1
Amounts reclassified from accumulated other comprehensive loss	(2)	1	(1)
Net other comprehensive income	-	-	-
Balance at August 5, 2016	$14	$(5)	$9

Six months ended August 4, 2017
Balance at February 3, 2017	$3	$(1)	$2
Other comprehensive loss before reclassifications	1	-	1
Amounts reclassified from accumulated other comprehensive loss	(2)	-	(2)
Net other comprehensive income	(1)	-	(1)
Balance at August 4, 2017	$2	$(1)	$1

Six months ended August 5, 2016
Balance at January 29, 2016	$14	$(5)	$9
Other comprehensive loss before reclassifications	4	(2)	2
Amounts reclassified from accumulated other comprehensive loss	(4)	2	(2)
Net other comprehensive income	-	-	-
Balance at August 5, 2016	$14	$(5)	$9

(1)	The amount reclassified from accumulated other comprehensive loss was included in interest expense.
(2)	The amount reclassified from accumulated other comprehensive loss was included in the provision for income taxes.

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

The indirect cost audits by the DCAA of the Company’s business remain open for fiscal 2012 and subsequent years. Although the Company has recorded contract revenues subsequent to and including fiscal 2012 based on an estimate of costs that the Company believes will be approved on final audit, the Company does not know the outcome of any ongoing or future audits. If future completed audit adjustments exceed the Company’s reserves for potential adjustments, the Company’s profitability could be materially adversely affected.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company has recorded reserves for estimated net amounts to be refunded to customers for potential adjustments for indirect cost audits and compliance with Cost Accounting Standards, which include indemnification obligations owing to former Parent for periods prior to the Distribution Date. As of August 4, 2017, the Company has recorded a total liability of $39 million for estimated net amounts to be refunded to customers for potential adjustments from audits of contract costs, which is presented in accounts payable and accrued liabilities on the condensed and consolidated balance sheets. Any additional amounts which may be determined to be owed for periods prior to the separation will be allocated to former Parent and the Company in proportions determined in accordance with the Distribution Agreement.

Army Brigade Combat Team Modernization Engineering, Manufacturing and Development (BCTM) Program

The BCTM program was terminated for convenience by the Department of Defense (DoD) effective in September 2011. From October 2009 through termination, the Company and its prime contractor performed on this program under an undefinitized change order with a provision that allowed the Company to receive a provisional fixed fee (contract profit) lower than the estimated fixed fee due, pending completion of contract negotiations. The Company recognized revenues of approximately $480 million (including provisional fixed fee) from October 2009 through August 2013 under the undefinitized change order. In July 2017 the final contract termination proposal was accepted by the DoD. The Company had an outstanding receivable of approximately $2 million on this contract as of August 4, 2017. The remaining administrative actions related to the finalization of the contract termination are expected to be completed in the second half of fiscal 2018.

Letters of Credit and Surety Bonds

The Company has outstanding obligations relating to letters of credit of $9 million as of August 4, 2017, principally related to guarantees on insurance policies. The Company also has outstanding obligations relating to surety bonds in the amount of $17 million, principally related to performance and payment bonds on the Company’s contracts. The majority of the surety bonds outstanding were initially obtained by former Parent and the Company is required to satisfy these obligations under the terms of the Distribution Agreement.

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

Internal revenue growth (or internal revenue contraction if negative) is the method by which we evaluate the growth generated by SAIC. We calculate internal revenue growth percentage by comparing our reported revenue for the current year to the reported revenue for the prior year comparable period adjusted to include any pre-acquisition historical revenue of acquired businesses. Internal revenue growth percentage is a non-GAAP financial measure described in more detail in “Non-GAAP Measures” below.

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

Results of Operations

The primary financial performance measures we use to manage our business and monitor results of operations are revenues, operating income, and cash flows from operating activities. The following table summarizes our results of operations:

	Three Months Ended			Six Months Ended
	August 4, 2017	Percent change	August 5, 2016	August 4, 2017	Percent change	August 5, 2016
	(in millions)
Revenues	$1,078	(2%)	$1,095	$2,181	(6%)	$2,310
Cost of revenues	979	(1%)	986	1,986	(5%)	2,084
As a percentage of revenues	90.8%		90.0%	91.1%		90.2%
Selling, general and administrative expenses	40	3%	39	73	(19%)	90
Operating income	59	(16%)	70	122	(10%)	136
As a percentage of revenues	5.5%		6.4%	5.6%		5.9%
Net income	$36	(3%)	$37	$85	21%	$70
Net cash (used in) provided by operating activities	$(35)	(252%)	$23	$53	(9%)	$58

Revenues. Revenues decreased $17 million for the three months ended August 4, 2017 as compared to the same period in the prior year primarily due to completion of contracts ($37 million), including the loss of an IT integration contract supporting the Department of Homeland Security (DHS) ($13 million), and other net contract declines across our portfolio ($21 million). These decreases were partially offset by higher revenue on new information technology contracts supporting the U.S. Army and federal civilian agencies ($30 million) and higher revenue on platform integration programs ($11 million).

Revenues decreased $129 million for the six months ended August 4, 2017 as compared to the same period in the prior year primarily due to one additional week in the prior year period ($88 million) and completion of contracts ($63 million), which includes the loss of an IT integration contract supporting the DHS ($27 million), and other net contract declines across our portfolio ($50 million). These decreases were partially offset by higher revenue on platform integration programs ($38 million) and new information technology contracts supporting the U.S. Army and NASA ($34 million).

Cost of Revenues. Cost of revenues decreased $7 million for the three months ended August 4, 2017 as compared to the same period in the prior year primarily due to a decrease in revenue volume ($15 million). Cost of revenues as a percentage of revenues increased from 90.0% in the prior year quarter to 90.8% primarily due to lower net favorable changes in estimates on contracts accounted for under the percentage-of-completion method ($6 million), lower profit on re-competed supply chain management contracts and higher severance expense ($2 million). Lower net favorable changes in estimates were largely driven by prior year write-ups on programs supporting federal civilian agencies.

Cost of revenues decreased $98 million for the six months ended August 4, 2017 as compared to the same period in the prior year primarily due to a decrease in revenue volume ($117 million). Cost of revenues as a percentage of revenues increased from 90.2% in the prior year period to 91.1% primarily due to higher net unfavorable changes in estimates on contracts accounted for under the percentage-of-completion method ($17 million), lower profit on supply chain management contracts ($3 million), and higher severance expense ($2 million). Higher net unfavorable changes in estimates were largely driven by increased costs to meet testing and mission requirements necessary to complete the Engineering, Manufacturing and Development (EMD) phase of the platform integration programs supporting the U.S. Marine Corps combined with prior year write-ups on programs supporting federal civilian agencies.

Cost of revenues also decreased due to an update to our fiscal 2018 Disclosure Statements that we prepare in accordance with U.S. government Cost Accounting Standards. We classify indirect costs as cost of revenues or selling, general and administrative expenses (SG&A) in the same manner as such costs are defined in our Disclosure Statements. The update resulted in certain types of costs that had previously been included in cost of revenues to be

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

included in SG&A ($3 million and $5 million for the three and six months ended August 4, 2017, respectively); however, total operating costs were not affected by this change.

Selling, General and Administrative Expenses. SG&A increased $1 million for the three months ended August 4, 2017 as compared to the same period in the prior year due to National Capital Region facilities consolidation expense ($1 million) and updates to our disclosure statements ($3 million). These drivers were partially offset by the absence of acquisition and integration costs in the current year ($3 million).

SG&A decreased $17 million for the six months ended August 4, 2017 as compared to the same period in the prior year primarily due to the absence of acquisition and integration costs in the current year ($10 million), the reversal of a vacancy reserve for a facility in the National Capital Region that we now intend to occupy (net of higher facilities consolidation expense) ($6 million) and lower amortization of intangible assets ($3 million). These decreases were partially offset by updates to our Disclosure Statements ($5 million).

Operating Income. Operating income as a percentage of revenues decreased to 5.5% for the three months ended August 4, 2017 from 6.4% in the comparable prior year period primarily due to lower net favorable changes in estimates on contracts accounted for under the percentage-of-completion method, lower profitability on supply chain management contracts and higher severance and facility expense.

Operating income as a percentage of revenues decreased to 5.6% for the six months ended August 4, 2017 from 5.9% in the comparable prior year period primarily due to higher net unfavorable changes in estimates on contracts accounted for under the percentage-of-completion method and lower profitability on supply chain management contracts, partially offset by lower SG&A expenses.

Net Income. Net income for the three months ended August 4, 2017 decreased $1 million as compared to the same period in the prior year primarily due to lower operating income partially offset by lower income tax expense as a result of the adoption of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting ($4 million). Based on the required adoption of the new standard we recognized the excess tax benefits related to employee share-based payments as a reduction to income tax expense rather than as previously recorded to additional paid in capital in equity. Net income was also positively impacted by lower interest expense as a result of the refinancing of our debt in the third quarter of the prior fiscal year.

Net income for the six months ended August 4, 2017 increased $15 million as compared to the same period in the prior year primarily due to lower income tax expense as a result of the adoption of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting ($20 million) and lower interest expense, both partially offset by lower operating income.

Net Cash Provided by Operating Activities. Net cash provided by operating activities was $53 million for the six months ended August 4, 2017, a decrease of $5 million as compared to the same period in the prior year. The decrease in operating cash flows over the prior year period was due to reduced customer collections ($68 million) primarily caused by a government payment system issue ($45 million), partially offset by payments for an extra week of payroll in the prior year period ($30 million), excess tax benefits for stock based compensation in the current year ($20 million) and prior year working capital investments in U.S. Marine Corps platform integration and IT services programs ($16 million).

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

Internal revenue growth is calculated as follows:

	Three Months Ended	Six Months Ended
	August 4, 2017
	(in millions)
Prior year period's revenues, as reported	$1,095	$2,310
Prior year period's revenues performed by former Parent	(2)	(6)
Estimated impact of 53rd week	-	(88)
Revenues of acquired business for the pre-acquisition prior year period	-	-
Prior year period's revenues, as adjusted	1,093	2,216
Current year revenues, as reported	1,078	2,181
Internal revenue growth (contraction)	$(15)	$(35)
Internal revenue growth (contraction) percentage	(1.4%)	(1.6%)

Internal revenue contraction for the three and six months ended August 4, 2017 was primarily due to completion of contracts, including the loss of an IT integration contract supporting DHS, and other net contract declines across our portfolio.

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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

EBITDA and adjusted EBITDA for the periods presented were calculated as follows:

	Three Months Ended		Six Months Ended
	August 4, 2017	August 5, 2016	August 4, 2017	August 5, 2016
			(in millions)
Net income	$36	$37	$85	$70
Interest expense	10	12	21	26
Provision for income taxes	13	21	16	40
Depreciation and amortization	11	12	21	27
EBITDA	70	82	143	163
EBITDA as a percentage of revenues	6.5%	7.5%	6.6%	7.1%
Acquisition and integration costs	-	3	-	10
Depreciation included in acquisition and integration costs	-	-	-	(2)
Adjusted EBITDA	$70	$85	$143	$171
Adjusted EBITDA as a percentage of revenues	6.5%	7.8%	6.6%	7.4%

Adjusted EBITDA for the three months ended August 4, 2017 decreased to 6.5% of revenues from 7.8% of revenues for the prior year due primarily to lower net favorable changes in estimates on contracts accounted for under the percentage-of-completion method, lower profitability on supply chain management contracts and higher severance and facility expense. Lower net favorable changes in estimates were largely driven by prior year write-ups on programs supporting federal civilian agencies.

Adjusted EBITDA for the six months ended August 4, 2017 decreased to 6.6% of revenues from 7.4% of revenues for the prior year due to higher net unfavorable changes in estimates on contracts accounted for under the percentage-of-completion method and lower profitability on supply chain management contracts. Higher net unfavorable changes in estimates were largely driven by increased costs to meet testing and mission requirements necessary to complete the Engineering, Manufacturing and Development (EMD) phase of the platform integration programs supporting the U.S. Marine Corps combined with prior year write-ups on programs supporting federal civilian agencies. These drivers were partially offset by the reversal of a vacancy reserve for a facility in the National Capital Region that we now intend to occupy (net of higher facilities consolidation expense).

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

The estimated value of our total backlog as of the dates presented was:

	August 4, 2017	February 3, 2017
	(in millions)
Funded backlog	$1,805	$1,811
Negotiated unfunded backlog	7,436	6,209
Total backlog	$9,241	$8,020

We had net bookings worth an estimated $2.1 billion and $3.4 billion during the three and six months ended August 4, 2017, respectively. Total backlog at the end of the second quarter has increased compared to total backlog at prior year end due to several large awards received during the period, including IT services contracts from the Environmental Protection Agency and U.S. Central Command, and a virtual systems contract from the U.S. Army.

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

	Six Months Ended
	August 4, 2017	August 5, 2016
Cost reimbursement	44%	41%
Time and materials (T&M)	29%	30%
Firm-fixed price (FFP)	27%	29%
Total	100%	100%

Revenues from cost reimbursement type contracts increased for the six months ended August 4, 2017 compared to the prior year comparable period primarily due to two cost reimbursable federal civilian agency awards, an IT system integration award for the U.S. Army, and higher technology refresh activity on an existing program.

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

	Three Months Ended		Six Months Ended
	August 4, 2017	August 5, 2016	August 4, 2017	August 5, 2016
	(as a % of total cost of revenues)
Labor-related cost of revenues	48%	49%	48%	49%
Subcontractor-related cost of revenues	33%	34%	34%	34%
Supply chain materials-related cost of revenues	12%	11%	12%	12%
Other materials-related cost of revenues	7%	6%	6%	5%

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Cost of revenues mix for the three and six months ended August 4, 2017 was consistent with the respective prior year periods.

Liquidity and Capital Resources

As a services provider, our business generally requires minimal infrastructure investment. We expect to fund our ongoing working capital, commitments and any other discretionary investments with cash on hand, future operating cash flows and, if needed, additional borrowings under our $200 million Revolving Credit Facility.

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

Historical Cash Flow Trends

The following table summarizes our cash flows:

	Six Months Ended
	August 4, 2017	August 5, 2016
	(in millions)
Net cash provided by operating activities	$53	$58
Net cash used in investing activities	(7)	(8)
Net cash used in financing activities	(116)	(133)
Net decrease in cash, cash equivalents and restricted cash	$(70)	$(83)

Net Cash Provided by Operating Activities. Refer to “Results of Operations” above for a discussion of the changes in cash provided by operating activities between the six months ended August 4, 2017 and the comparable prior year period.

Net Cash Used in Investing Activities. Cash used in investing activities for the six months ended August 4, 2017 is consistent with the prior year due to similar capital expenditures for property, plant, and equipment.

Net Cash Used in Financing Activities. Cash used in financing activities for the six months ended August 4, 2017 decreased compared to the prior year period primarily due to proceeds from borrowings on our revolver in the current period and lower principal payments on borrowings, partially offset by increases in stock repurchased and retired or withheld for taxes on equity awards.

Contractual Obligations

During the second quarter of fiscal 2018, we contracted for approximately $50 million of long-lead time materials from various vendors that will be necessary to complete the low-rate initial production (LRIP) phase of our Assault Amphibious Vehicle contract with the United States Marine Corps. As of August 4, 2017, we had not yet been awarded the LRIP phase, however, we believe it is probable that we will receive the award. In order to meet our anticipated commitments for the LRIP phase, and to maximize volume discounts with our vendors, we committed to purchasing these materials. If we do not receive the award for the LRIP phase we may not be able to recover all of the costs associated with these orders, which would adversely affect our future profitability. Subsequent to the end of the second quarter, we received a partial award which reduced our commitment on the portion of the LRIP phase not yet awarded to approximately $30 million.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Other than this update, there have been no material changes to our contractual obligations as reported in our most recently filed Annual Report on Form 10-K.

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

Management believes that our critical accounting policies are those that are both material to the presentation of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments. Typically, the circumstances that make these judgments difficult, subjective and complex have to do with making estimates about the effect of matters that are inherently uncertain. There have been no changes to our existing critical accounting policies during the six months ended August 4, 2017 from those disclosed in our most recently filed Annual Report on Form 10-K.

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

Item 4. Controls and Procedures

Our management, with the participation of our principal executive officer (our Chief Executive Officer) and principal financial officer (our Chief Financial Officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) and have concluded that as of August 4, 2017 these controls and procedures were operating and effective.

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

The following table presents repurchases of our common stock during the three months ended August 4, 2017:

Period (1)	Total Number of Shares (or Units) Purchased (2)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (3)
May 6, 2017 - June 9, 2017	200,472	$74.86	194,269	4,086,390
June 10, 2017 - July 7, 2017	148,477	71.03	145,568	3,940,822
July 8, 2017 - August 4, 2017	170,881	71.07	170,593	3,770,229
Total	519,830	$72.52	510,430
(1)	Date ranges represent our fiscal periods during the current quarter. Our fiscal quarters typically consist of one five-week period and two four-week periods.
(2)

Includes shares purchased on surrender by stockholders of previously owned shares to satisfy minimum statutory tax withholding obligations related to stock option exercises and vesting of stock awards in addition to shares purchased under our publicly announced plans or programs.

(3)

On December 15, 2016 the number of additional shares of our common stock that may be repurchased under our existing repurchase program previously announced in October 2013 was increased by approximately 3.3 million shares, bringing the total authorized shares to be repurchased under the program to approximately 11.8 million shares. As of August 4, 2017, we have repurchased approximately 8.1 million shares of common stock under the program.

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

Date: September 7, 2017

Science Applications International Corporation

/s/ Charles A. Mathis

Charles A. Mathis Executive Vice President and Chief Financial Officer