Form 10-Q
period 2017-11-03
Science Applications International Corp
filed 2017-12-08
CIK 1571123

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
Form 10-Q
_________________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 3, 2017
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
_________________________________________________________

Commission File Number	Exact Name of Registrant as Specified in its Charter, Address of Principal Executive Offices and Telephone Number	State or other jurisdiction of incorporation or organization	I.R.S. Employer Identification No.
001-35832	Science Applications International Corporation	Delaware	46-1932921
12010 Sunset Hills Road, Reston, VA 20190
703-676-4300

_________________________________________________________
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

Large accelerated filer	☒	Accelerated filler	☐	Non-accelerated Filler	☐	Smaller reporting company	☐
						Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No   ☒
The number of shares issued and outstanding of the registrant’s common stock as of November 24, 2017 was as follows:
42,765,831 shares of common stock ($.0001 par value per share)

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
FORM 10-Q

-i-

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
CONDENSED AND CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	November 3, 2017	November 4, 2016	November 3, 2017	November 4, 2016
	(in millions, except per share amounts)
Revenues	$1,145	$1,114	$3,326	$3,424
Cost of revenues	1,036	1,000	3,022	3,084
Selling, general and administrative expenses	37	40	110	130
Operating income	72	74	194	210
Interest expense	11	15	32	41
Other (income) expense, net	(1)	—	(1)	—
Income before income taxes	62	59	163	169
Provision for income taxes (Note 4)	(19)	(17)	(35)	(57)
Net income	$43	$42	$128	$112
Other comprehensive income, net of tax (Note 7)	1	2	2	2
Comprehensive income	$44	$44	$130	$114
Earnings per share (Note 2):
Basic	$0.99	$0.95	$2.94	$2.51
Diluted	$0.98	$0.91	$2.86	$2.43
Cash dividends declared and paid per share	$0.31	$0.31	$0.93	$0.93

See accompanying notes to condensed and consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
CONDENSED AND CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	November 3, 2017	February 3, 2017
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$125	$210
Receivables, net	717	539
Inventory, prepaid expenses and other current assets	134	152
Total current assets	976	901
Goodwill	863	863
Intangible assets (net of accumulated amortization of $50 million and $40 million at November 3, 2017 and February 3, 2017, respectively)	184	200
Property, plant, and equipment (net of accumulated depreciation of $136 million and $126 million at November 3, 2017 and February 3, 2017, respectively)	61	60
Other assets	17	18
Total assets	$2,101	$2,042

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$490	$432
Accrued payroll and employee benefits	203	158
Long-term debt, current portion (Note 5)	37	25
Total current liabilities	730	615
Long-term debt, net of current portion (Note 5)	994	1,022
Deferred income taxes	13	13
Other long-term liabilities	42	38
Commitments and contingencies (Note 8)
Equity:
Common stock, $.0001 par value, 1 billion shares authorized, 43 million shares and 44 million shares issued and outstanding as of November 3, 2017 and February 3, 2017, respectively	—	—
Additional paid-in capital	—	91
Retained earnings	322	265
Accumulated other comprehensive loss (Note 7)	—	(2)
Total equity	322	354
Total liabilities and equity	$2,101	$2,042

See accompanying notes to condensed and consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
CONDENSED AND CONSOLIDATED STATEMENT OF EQUITY
(UNAUDITED)

	Shares of common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
	(in millions)
Balance at February 3, 2017	44	$91	$265	$(2)	$354
Net income	—	—	128	—	128
Issuances of stock	1	6	—	—	6
Other comprehensive income, net of tax	—	—	—	2	2
Cash dividends of $0.93 per share	—	—	(41)	—	(41)
Stock-based compensation	—	(9)	—	—	(9)
Repurchases of stock	(2)	(88)	(30)	—	(118)
Balance at November 3, 2017	43	$—	$322	$—	$322

See accompanying notes to condensed and consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
CONDENSED AND CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	November 3, 2017	November 4, 2016
	(in millions)
Cash flows from operating activities:
Net income	$128	$112
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33	41
Stock-based compensation expense	21	25
Excess tax benefits from stock-based compensation	—	(15)
Loss on extinguishment of debt	—	2
Increase (decrease) resulting from changes in operating assets and liabilities:
Receivables	(178)	19
Inventory, prepaid expenses and other current assets	17	(13)
Other assets	1	(1)
Accounts payable and accrued liabilities	62	4
Accrued payroll and employee benefits	45	33
Other long-term liabilities	4	4
Net cash provided by operating activities	133	211
Cash flows from investing activities:
Expenditures for property, plant, and equipment	(15)	(11)
Asset acquisition	—	(2)
Net cash used in investing activities	(15)	(13)
Cash flows from financing activities:
Dividend payments to stockholders	(40)	(41)
Principal payments on borrowings	(42)	(236)
Issuances of stock	4	3
Stock repurchased and retired or withheld for taxes on equity awards	(148)	(137)
Excess tax benefits from stock-based compensation	—	15
Disbursements for obligations assumed from Scitor acquisition	(2)	(5)
Proceeds from borrowings	25	209
Deferred financing costs	—	(2)
Net cash used in financing activities	(203)	(194)
Net (decrease) increase in cash, cash equivalents and restricted cash	(85)	4
Cash, cash equivalents and restricted cash at beginning of period	218	209
Cash, cash equivalents and restricted cash at end of period (Note 1)	$133	$213

See accompanying notes to condensed and consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1—Business Overview and Summary of Significant Accounting Policies:
Overview
Science Applications International Corporation (collectively, with its consolidated subsidiaries, the “Company”) is a leading provider of technical, engineering and enterprise information technology (IT) services primarily to the U.S. government. The Company provides engineering and integration services for large, complex projects and offers a broad range of services with a targeted emphasis on higher-end, differentiated technology services. The Company is organized as a matrix comprised of five customer facing organizations supported by several service line organizations. Each of the Company’s customer facing organizations is focused on providing the Company’s comprehensive technical and enterprise IT service offerings to one or more agencies of the U.S federal government. During the second quarter of the current fiscal year, the Company made operational and organizational changes to its management reporting structure resulting in the identification of a single operating segment.
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
Changes in estimates of revenues, cost of revenues or profits related to contracts accounted for using the cost-to-cost and efforts expended methods of percentage-of-completion accounting are recognized in operating income in the period in which such changes are made for the inception-to-date effect of the changes. Changes in these estimates can routinely occur over the contract performance period for a variety of reasons, which include: changes in contract scope; changes in contract cost estimates due to unanticipated cost growth or reassessments of risks impacting costs; changes in estimated incentive or award fees; and performance being better or worse than previously estimated. Aggregate changes in contract estimates increased operating income by $5 million ($0.07 per diluted share) and $1 million ($0.01 per diluted share) for the three and nine months ended November 3, 2017, respectively, and increased operating income by $5 million ($0.08 per diluted share) and $18 million ($0.26 per diluted share) for the three and nine months ended November 4, 2016, respectively.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Restructuring
During fiscal 2018, the Company initiated restructuring activities intended to improve operational efficiency, reduce costs, and better position the Company to drive future growth (the "Restructuring"). Management's restructuring activities in the second and third fiscal quarter included involuntary and voluntary terminations. The restructuring activities are also expected to include future consolidation of existing leased facilities. Restructuring costs for employee severance of $1 million and $3 million were recognized for the three and nine months ending November 3, 2017, respectively, and are included in cost of revenues in the condensed and consolidated statements of income and comprehensive income.
The Company expects to complete the Restructuring in the fourth quarter of fiscal 2018, with total expenses expected to be incurred and recognized of approximately $13 million, comprised of $6 million in severance expense and $7 million in lease exit costs. No cash payments were made for the Restructuring for the three and nine months ended November 3, 2017.
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
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the condensed and consolidated balance sheets for the periods presented:

	November 3, 2017	February 3, 2017
	(in millions)
Cash and cash equivalents	125	210
Restricted cash included in inventory, prepaid expenses and other current assets	—	1
Restricted cash included in other assets	8	7
Cash, cash equivalents and restricted cash	$133	$218
Accounting Standards Updates
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-9, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements and some cost guidance included in the Accounting Standards Codification (ASC). This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU 2015-14, Deferral of the Effective Date, resulting in a one-year deferral of the effective date of ASU 2014-9, which will become effective for the Company in the first quarter of fiscal 2019.
The Company intends to adopt the standard as of February 3, 2018, using the modified retrospective transition method. Upon adoption, the Company will recognize the cumulative effect of adopting this standard as an adjustment to its opening balance of retained earnings. Prior periods will not be retrospectively adjusted, but the Company will maintain dual reporting for the year of initial application disclosing the effect of adoption.
The Company has designed controls over the adoption and continues to evaluate the potential effects on its financial statements and has been revising its accounting policies, business processes, systems, controls and procedures to conform to the new standard. The Company has identified certain changes that will result from the future adoption of the new standard, but has not yet determined the potential impact to the consolidated financial statements. The Company will continue to recognize revenue over time as services are rendered to fulfill its contractual obligations; however, under the new standard, the Company generally will account for customer option period exercises (renewals) and service contract modifications prospectively, instead of as a cumulative adjustment to revenue under a single unit of accounting. Also, award and incentive based fees generally will be recognized during the discrete periods of performance to which they relate as opposed to on a cumulative basis over the contract period. Additionally, the Company will no longer defer the recognition of costs and revenues associated with significant upfront material acquisitions on programs currently accounted for using the efforts-expended method of percentage of completion. Instead, the Company may recognize revenue on an adjusted cost-to-cost basis, where the amount of revenue that is recognized is equal to the amount of costs incurred plus profit based on the measure of progress.
In February 2016, the FASB issued ASU No. 2016-2, Leases (Topic 842), which supersedes the existing lease accounting standards (Topic 840). Under the new guidance, a lessee will be required to recognize lease assets and lease liabilities for all leases with lease terms in excess of twelve months. The recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as either a finance lease or operating lease. The criteria for distinction between a finance lease and an operating lease are substantially similar to existing lease guidance for capital leases and operating leases. Some changes to lessor accounting have been made to conform and align that guidance with the lessee guidance and other areas within GAAP, such as Revenue from Contracts with Customers (Topic 606). ASU 2016-2 becomes effective for the Company in the first quarter of fiscal 2020 and will be adopted using a modified retrospective approach. The Company has commenced the assessment phase of the project and is evaluating the impact on its financial statements from the future adoption of the standard.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In March 2016, the FASB issued ASU No. 2016-9, Improvements to Employee Share-Based Payment Accounting, which provides amendments to simplify several aspects of the accounting for share-based payment transactions. Among other requirements in the new standard, the ASU requires that an entity, (i) recognize excess tax benefits and deficiencies related to employee share-based payment transactions in the provision for income taxes, instead of in equity; (ii) classify excess tax benefits as an operating activity on the statement of cash flows, instead of the previous classification as a financing activity; (iii) classify all cash payments made to the taxing authorities on the employees’ behalf for withheld shares as financing activities on the statement of cash flows; and (iv) make a policy election to either estimate expected forfeitures or to account for them as they occur. The Company adopted the standard in the first quarter of fiscal 2018. As a result for the three and nine months ended November 3, 2017, the Company recognized a $2 million and $22 million tax benefit, respectively, which is included in the provision for income taxes on the condensed and consolidated statements of income and comprehensive income and as an operating activity in the condensed and consolidated statement of cash flows. The Company will continue to classify cash paid for tax withholding purposes as a financing activity in the statement of cash flows and to estimate forfeitures rather than account for them as they occur.
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires that restricted cash be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company early adopted this new standard during the first quarter of fiscal 2018, which resulted in a $4 million reduction to cash flows from investing activities for the nine months ended November 4, 2016. A reconciliation of cash, cash equivalents and restricted cash for each period presented is provided above under the heading “Cash, Cash Equivalents and Restricted Cash.”
Other Accounting Standards Updates effective after November 3, 2017 are not expected to have a material effect on the Company’s financial statements.
Note 2—Earnings Per Share:
Basic earnings per share (EPS) is computed by dividing net income by the basic weighted-average number of shares outstanding. Diluted EPS is computed similarly to basic EPS, except the weighted-average number of shares outstanding is increased to include the dilutive effect of outstanding stock options and other stock-based awards.
A reconciliation of the weighted-average number of shares outstanding used to compute basic and diluted EPS was:

	Three Months Ended		Nine Months Ended
	November 3, 2017	November 4, 2016	November 3, 2017	November 4, 2016
	(in millions)
Basic weighted-average number of shares outstanding	43.2	44.2	43.5	44.6
Dilutive common share equivalents - stock options and other stock-based awards	1.0	1.4	1.3	1.4
Diluted weighted-average number of shares outstanding	44.2	45.6	44.8	46.0
The following stock-based awards were excluded from the weighted-average number of shares outstanding used to compute diluted EPS:

	Three Months Ended		Nine Months Ended
	November 3, 2017	November 4, 2016	November 3, 2017	November 4, 2016
	(in millions)
Antidilutive stock options excluded	0.2	—	0.2	0.3

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 3—Stock-Based Compensation:
Stock Options
During the nine months ended November 3, 2017, the Company granted certain employees 0.2 million stock options with a weighted-average exercise price and weighted-average grant date fair value of $73.36 and $16.34, respectively. These options will expire on the seventh anniversary of the grant date and will vest ratably on each anniversary of the grant date over a three-year period.
Restricted Stock Units (RSUs)
During the nine months ended November 3, 2017, the Company granted certain employees 0.4 million RSUs with a weighted-average grant date fair value of $72.86, which will vest ratably on each anniversary of the grant date over a four-year period.
Performance Shares
During the nine months ended November 3, 2017, the Company granted to certain employees 0.1 million performance share awards with a grant date fair value of $72.91 per award. These awards will cliff vest at the end of the third fiscal year following the grant date, subject to meeting the minimum service requirements and the achievement of certain annual and cumulative financial metrics of the Company’s performance, with the number of shares ultimately issued, if any, ranging up to 150% of the specified target shares.

Note 4—Income Taxes:
Provision for income taxes as a percentage of income before income taxes was 30.7% and 21.5% for the three and nine months ended November 3, 2017, respectively, and 28.3% and 33.6% for the three and nine months ended November 4, 2016, respectively. The tax rate was higher for the three months ended November 3, 2017 compared to the prior year period due to lower research and development credits, partially offset by $2 million in excess tax benefits. The tax rate was lower for the nine months ended November 3, 2017 compared to the same period in the prior year primarily due to $22 million in excess tax benefits recognized for the nine months ended November 3, 2017. The excess tax benefits are related to employee share-based compensation as a result of the adoption of ASU 2016-9, Improvements to Employee Share-Based Payment Accounting, see “Accounting Standards Updates” in Note 1. Tax rates for the periods ended November 3, 2017 were lower than the combined federal and state statutory rates due to excess tax benefits related to employee share-based compensation and due to permanent tax benefits, including research and development credits and the manufacturer’s tax deduction.
As of November 3, 2017, the balance of unrecognized tax benefits included liabilities for uncertainty in income taxes of $6 million; $5 million of which is classified as other long-term liabilities on the condensed and consolidated balance sheets and $1 million of which is classified as a reduction to the corresponding deferred tax asset and is presented in other assets on the condensed and consolidated balance sheets. $6 million of unrecognized tax benefits, if recognized, would affect the effective income tax rate for the Company. While the Company believes it has adequate accruals for uncertainty in income taxes, the tax authorities, on review of the Company’s tax filings, may determine that the Company owes taxes in excess of recorded accruals, or the recorded accruals may be in excess of the final settlement amounts agreed to by tax authorities. Although the timing of such reviews is not certain, we do not believe that it is reasonably possible that the unrecognized tax benefits will materially change in the next 12 months.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 5—Debt Obligations:
The Company’s long-term debt as of the dates presented was as follows:

	November 3, 2017					February 3, 2017
	Stated interest rate	Effective interest rate	Principal	Unamortized Debt Issuance Costs	Net	Principal	Unamortized Debt Issuance Costs	Net
			(in millions)
Term Loan A Facility due August 2021	3.50%	3.61%	$643	$(2)	$641	$660	$(2)	$658
Term Loan B Facility due May 2022	3.81%	4.41%	400	(10)	390	400	(11)	389
Total long-term debt			$1,043	$(12)	$1,031	$1,060	$(13)	$1,047
Less current portion			37	—	37	25	—	25
Total long-term debt, net of current portion			$1,006	$(12)	$994	$1,035	$(13)	$1,022
As of November 3, 2017, the Company has a $1.2 billion credit facility (the Credit Facility), which consists of a $200 million secured revolving credit facility (the Revolving Credit Facility), a $643 million secured term facility (Term Loan A Facility), and a $400 million secured term facility (Term Loan B Facility) (together, the Term Loan Facilities). On August 2, 2017, the Company borrowed $25 million under the Revolving Credit Facility, which was repaid in full on August 18, 2017. The Revolving Credit Facility is available to the Company through August 2021 and there is no balance outstanding as of November 3, 2017.
The Credit Facility contains certain restrictive covenants applicable to the Company and its subsidiaries including a requirement to maintain a Senior Secured Leverage Ratio (as defined in the Second Amended and Restated Credit Agreement) of not greater than 4.00 to 1.00 until July 31, 2016, and not greater than 3.75 to 1.00 thereafter, and requires the Company to make an annual prepayment as a portion of its Excess Cash Flow (as defined in the Second Amended and Restated Credit Agreement). As of November 3, 2017, the Company was in compliance with the covenants under its Credit Facility.
As of November 3, 2017 and February 3, 2017, the carrying value of the Company’s outstanding debt obligations approximated its fair value. The fair value of long-term debt is calculated using Level 2 inputs, based on interest rates available for debt with terms and maturities similar to the Company’s Term Loan Facilities.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 6—Derivative Instruments Designated as Cash Flow Hedges:
The Company’s derivative instruments designated as cash flow hedges consist of:

					Liability Fair Value(1) at
	Notional Amount at November 3, 2017	Pay Fixed Rate	Receive Variable Rate	Settlement and Termination	November 3, 2017	February 3, 2017
	(in millions)				(in millions)
Term loan A interest rate swaps	$375	1.41%	1-month LIBOR	Monthly through September 26, 2018	$—	$1
Term loan B interest rate swaps	350	1.88%	3-month LIBOR(2)	Quarterly through May 7, 2020	—	2
Total	$725				$—	$3

(1)	The fair value of the fixed interest rate swaps liability is included in accounts payable and accrued liabilities on the condensed and consolidated balance sheets.

(2)	Subject to a 0.75% floor.
The Company is party to fixed interest rate swap instruments that are designated and accounted for as cash flow hedges to manage risks associated with interest rate fluctuations on a portion of the Company’s floating rate debt. The counterparties to all swap agreements are financial institutions. See Note 7 for the effective portion of the unrealized change in fair values on cash flow hedges recognized in other comprehensive loss and the amounts reclassified from accumulated other comprehensive loss into earnings for the current and comparative periods presented. There was no ineffectiveness during any of the periods presented. The Company estimates that it will reclassify no unrealized losses or gains from accumulated other comprehensive loss into earnings in the twelve months following November 3, 2017.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 7—Changes in Accumulated Other Comprehensive Loss by Component:
The following table presents the changes in accumulated other comprehensive loss attributable to the Company’s fixed interest rate swap cash flow hedges that are discussed in Note 6.

	Unrealized Losses on Fixed Interest Rate Swap Cash Flow Hedges
	Pre-Tax Amount(1)	Income Tax(2)	Net Amount
	(in millions)
Three months ended November 3, 2017
Balance at August 4, 2017	$2	$(1)	$1
Other comprehensive income before reclassifications	(2)	1	(1)
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Net other comprehensive income	(2)	1	(1)
Balance at November 3, 2017	$—	$—	$—

Three months ended November 4, 2016
Balance at August 5, 2016	$14	$(5)	$9
Other comprehensive loss before reclassifications	—	—	—
Amounts reclassified from accumulated other comprehensive loss	(2)	—	(2)
Net other comprehensive income	(2)	—	(2)
Balance at November 4, 2016	$12	$(5)	$7

Nine months ended November 3, 2017
Balance at February 3, 2017	$3	$(1)	$2
Other comprehensive income before reclassifications	(1)	1	—
Amounts reclassified from accumulated other comprehensive loss	(2)	—	(2)
Net other comprehensive income	(3)	1	(2)
Balance at November 3, 2017	$—	$—	$—

Nine months ended November 4, 2016
Balance at January 29, 2016	$14	$(5)	$9
Other comprehensive loss before reclassifications	4	(2)	2
Amounts reclassified from accumulated other comprehensive loss	(6)	2	(4)
Net other comprehensive income	(2)	—	(2)
Balance at November 4, 2016	$12	$(5)	$7

(1)	The amount reclassified from accumulated other comprehensive loss was included in interest expense.

(2)	The amount reclassified from accumulated other comprehensive loss was included in the provision for income taxes.
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company has recorded reserves for estimated net amounts to be refunded to customers for potential adjustments for indirect cost audits and compliance with Cost Accounting Standards, which include indemnification obligations owing to former Parent for periods prior to the Distribution Date. As of November 3, 2017, the Company has recorded a total liability of $39 million for estimated net amounts to be refunded to customers for potential adjustments from audits of contract costs, which is presented in accounts payable and accrued liabilities on the condensed and consolidated balance sheets. Any additional amounts which may be determined to be owed for periods prior to the separation will be allocated to former Parent and the Company in proportions determined in accordance with the Distribution Agreement.
Army Brigade Combat Team Modernization Engineering, Manufacturing and Development (BCTM) Program
The BCTM program was terminated for convenience by the Department of Defense (DoD) effective in September 2011. From October 2009 through termination, the Company and its prime contractor performed on this program under an undefinitized change order with a provision that allowed the Company to receive a provisional fixed fee (contract profit) lower than the estimated fixed fee due, pending completion of contract negotiations. The Company recognized revenues of approximately $480 million (including provisional fixed fee) from October 2009 through August 2013 under the undefinitized change order. In September 2017 the final contract termination proposal was ratified by the DoD. As a result of the ratification and final settlement the Company recognized approximately $2 million in additional revenues and profit in the third quarter of fiscal 2018. All administrative actions related to the close out of the BCTM program are complete as of November 3, 2017.
Letters of Credit and Surety Bonds
The Company has outstanding obligations relating to letters of credit of $11 million as of November 3, 2017, principally related to guarantees on insurance policies. The Company also has outstanding obligations relating to surety bonds in the amount of $17 million, principally related to performance and payment bonds on the Company’s contracts. The majority of the surety bonds outstanding were initially obtained by former Parent and the Company is required to satisfy these obligations under the terms of the Distribution Agreement.

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
We use the terms "SAIC," the “Company,” “we,” “us” and “our” to refer to Science Applications International Corporation and its consolidated subsidiaries.
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
During fiscal 2018, the Company initiated restructuring activities intended to improve operational efficiency, reduce costs, and better position the Company to drive future growth (the "Restructuring"). Management’s restructuring activities in the second and third fiscal quarter included involuntary and voluntary terminations. The restructuring activities are also expected to include future consolidation of existing leased facilities. The Company expects to complete the Restructuring in the fourth quarter of fiscal 2018, with total expenses expected to be incurred and recognized of approximately $13 million, comprised of $6 million in severance expense and $7 million in lease exit costs. Management expects the Restructuring to result in future annual gross cost savings of approximately $20 million which equates to net cost savings of approximately $11 million based on our current mix of cost-reimbursable contracts. Refer to "Results of Operations" below, and "Restructuring" in Note 1 of the notes to the condensed and consolidated financial statements for further details.
Management of Operating Performance and Reporting
We manage our business to achieve our long-term financial targets, which we expect to accomplish on average and over time. These financial targets include:

•	low single digit annual internal revenue growth percentage,

•	adjusted EBITDA margin expansion of 10 to 20 basis points annually, and

•	return of capital in excess of operating needs.
Internal revenue growth percentage and adjusted EBITDA are non-GAAP financial measures described in more detail in “Non-GAAP Measures” below.
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
Results of Operations
The primary financial performance measures we use to manage our business and monitor results of operations are revenues, operating income, and cash flows from operating activities. The following table summarizes our results of operations:

	Three Months Ended			Nine Months Ended
	November 3, 2017	Percent change	November 4, 2016	November 3, 2017	Percent change	November 4, 2016
	(in millions)
Revenues	$1,145	3%	$1,114	$3,326	(3)%	$3,424
Cost of revenues	1,036	4%	1,000	3,022	(2)%	3,084
As a percentage of revenues	90.5%		89.8%	90.9%		90.1%
Selling, general and administrative expenses	37	(8)%	40	110	(15)%	130
Operating income	72	(3)%	74	194	(8)%	210
As a percentage of revenues	6.3%		6.6%	5.8%		6.1%
Net income	$43	2%	$42	$128	14%	$112
Net cash provided by operating activities	$80	(48)%	$153	$133	(37)%	$211
Revenues. Revenues increased $31 million for the three months ended November 3, 2017 as compared to the same period in the prior year primarily due to higher revenue on new contracts supporting NASA, the U.S. Army and the Environmental Protection Agency (EPA) ($56 million), partially offset by the completion of contracts and other net decreases across our portfolio. These decreases include the loss of an IT integration contract supporting the Department of Homeland Security (DHS) ($14 million).
Revenues decreased $98 million for the nine months ended November 3, 2017 as compared to the same period in the prior year primarily due to one additional week in the prior year period ($88 million) and completion of contracts and other net decreases across our portfolio ($130 million), including the loss of an IT integration contract supporting the DHS ($41 million). These decreases were partially offset by higher revenue on new contracts supporting NASA, the U.S. Army and the EPA ($95 million) and higher revenue on platform integration programs ($25 million).
Cost of Revenues. Cost of revenues increased $36 million for the three months ended November 3, 2017 as compared to the same period in the prior year primarily due to an increase in revenue volume. Cost of revenues as a percentage of revenues increased from 89.8% in the prior year quarter to 90.5% primarily due to lower profit from a higher volume of cost reimbursable contracts and higher material cost mix. Additionally, we incurred higher employee benefit expense and restructuring costs ($6 million).

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Cost of revenues decreased $62 million for the nine months ended November 3, 2017 as compared to the same period in the prior year primarily due to a decrease in revenue volume. Cost of revenues as a percentage of revenues increased from 90.1% in the prior year period to 90.9% primarily due to lower net favorable changes in estimates on contracts accounted for under the percentage-of-completion method ($17 million), lower profit from a higher volume of cost reimbursable contracts and higher material cost mix ($6 million). Lower net favorable changes in estimates were largely driven by increased costs to meet testing and mission requirements necessary to complete the Engineering, Manufacturing and Development (EMD) phase of the platform integration programs supporting the U.S. Marine Corps combined with prior year write-ups on certain programs supporting federal civilian agencies.
Cost of revenues also decreased due to an update to our fiscal 2018 Disclosure Statements that we prepare in accordance with U.S. government Cost Accounting Standards. We classify indirect costs as cost of revenues or selling, general and administrative expenses (SG&A) in the same manner as such costs are defined in our Disclosure Statements. The update resulted in certain types of costs that had previously been included in cost of revenues to be included in SG&A ($1 million and $6 million for the three and nine months ended November 3, 2017, respectively); however, total operating costs were not affected by this change.
Selling, General and Administrative Expenses. SG&A decreased $3 million for the three months ended November 3, 2017 as compared to the same period in the prior year due to lower marketing and consulting costs in the current year quarter ($3 million) and lower amortization of intangible assets ($1 million). These decreases were partially offset by updates to our disclosure statements ($1 million).
SG&A decreased $20 million for the nine months ended November 3, 2017 as compared to the same period in the prior year primarily due to the absence of acquisition and integration costs in the current year ($10 million), lower compensation and marketing costs in the current year period ($7 million), the reversal of a vacancy reserve for a facility in the National Capital Region that we now intend to occupy (net of higher facilities operating expenses) ($5 million) and lower amortization of intangible assets ($4 million). These decreases were partially offset by updates to our disclosure statements ($6 million).
Operating Income. Operating income as a percentage of revenues decreased to 6.3% for the three months ended November 3, 2017 from 6.6% in the comparable prior year period primarily due to lower profit from a higher volume of cost reimbursable contracts and higher material cost mix.
Operating income as a percentage of revenues decreased to 5.8% for the nine months ended November 3, 2017 from 6.1% in the comparable prior year period primarily due to lower net favorable changes in estimates on contracts accounted for under the percentage-of-completion method, lower profit from a higher volume of cost reimbursable contracts and higher material cost mix, partially offset by lower SG&A expenses.
Net Income. Net income for the three months ended November 3, 2017 increased $1 million as compared to the same period in the prior year primarily due to lower interest expense as a result of refinancing our long-term debt in the prior year ($3 million, net of tax) partially offset by an increase in the effective tax rate.
Net income for the nine months ended November 3, 2017 increased $16 million as compared to the same period in the prior year primarily due to lower income tax expense as a result of the adoption of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting ($22 million) and lower interest expense, partially offset by lower operating income.
Net Cash Provided by Operating Activities. Net cash provided by operating activities was $133 million for the nine months ended November 3, 2017, a decrease of $78 million as compared to the same period in the prior year. The decrease in operating cash flows from the prior year period was primarily due to delayed customer collections ($116 million) partially offset by payments for an extra week of payroll in the prior year period ($30 million) and excess tax benefits for stock based compensation in the current year ($22 million).

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
Internal revenue growth is calculated as follows:

	Three Months Ended	Nine Months Ended
	November 3, 2017
	(in millions)
Prior year period's revenues, as reported	$1,114	$3,424
Prior year period's revenues performed by former Parent	(2)	(8)
Estimated impact of 53rd week	—	(88)
Revenues of acquired business for the pre-acquisition prior year period	—	—
Prior year period's revenues, as adjusted	1,112	3,328
Current year revenues, as reported	1,145	3,326
Internal revenue growth (contraction)	$33	$(2)
Internal revenue growth (contraction) percentage	3.0%	(0.1)%
Internal revenue growth for the three months ended November 3, 2017 was primarily due to newly awarded contracts supporting NASA, the U.S. Army and the EPA, partially offset by the completion of contracts, including the loss of an IT integration contract supporting DHS.
EBITDA and Adjusted EBITDA. The performance measure EBITDA is calculated by taking net income and excluding interest expense, provision for income taxes, and depreciation and amortization. Adjusted EBITDA is calculated by taking EBITDA and excluding restructuring and acquisition and integration costs. The acquisition and integration costs relate to the Company’s significant acquisition of Scitor. We began excluding restructuring costs in the third quarter of fiscal 2018 as a result of the restructuring described above in "Economic Opportunities, Challenges, and Risks." Adjusted EBITDA is a performance measure that excludes costs that we do not consider to be indicative of our ongoing operating performance.
We believe that EBITDA and adjusted EBITDA provide management and investors with useful information in assessing trends in our ongoing operating performance and may provide greater visibility in understanding the long-term financial performance of the Company.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

EBITDA and adjusted EBITDA for the periods presented were calculated as follows:

	Three Months Ended		Nine Months Ended
	November 3, 2017	November 4, 2016	November 3, 2017	November 4, 2016
	(in millions)
Net income	$43	$42	$128	$112
Interest expense	11	15	32	41
Provision for income taxes	19	17	35	57
Depreciation and amortization	11	12	32	39
EBITDA	84	86	227	249
EBITDA as a percentage of revenues	7.3%	7.7%	6.8%	7.3%
Restructuring costs	1	—	3	—
Acquisition and integration costs	—	—	—	10
Depreciation included in acquisition and integration costs	—	—	—	(2)
Adjusted EBITDA	$85	$86	$230	$257
Adjusted EBITDA as a percentage of revenues	7.4%	7.7%	6.9%	7.5%
Adjusted EBITDA for the three months ended November 3, 2017 decreased to 7.4% of revenues from 7.7% of revenues for the prior year due primarily to lower profit from a higher volume of cost reimbursable contracts and higher material cost mix.
Adjusted EBITDA for the nine months ended November 3, 2017 decreased to 6.9% of revenues from 7.5% of revenues for the prior year due to lower net favorable changes in estimates on contracts accounted for under the percentage-of-completion method and lower profit from a higher volume of cost reimbursable contracts and higher material cost mix. Lower net favorable changes in estimates were largely driven by increased costs to meet testing and mission requirements necessary to complete the Engineering, Manufacturing and Development (EMD) phase of the platform integration programs supporting the U.S. Marine Corps combined with prior year write-ups on certain programs supporting federal civilian agencies. These drivers were partially offset by lower compensation and marketing costs and the reversal of a vacancy reserve.
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
The estimated value of our total backlog as of the dates presented was:

	November 3, 2017	February 3, 2017
	(in millions)
Funded backlog	$2,609	$1,811
Negotiated unfunded backlog	8,135	6,209
Total backlog	$10,744	$8,020
We had net bookings worth an estimated $2.6 billion and $6.1 billion during the three and nine months ended November 3, 2017, respectively. Total backlog at the end of the third quarter has increased compared to total backlog at prior year end due to several large awards received during the period from the U.S. Army, the Environmental Protection Agency and the U.S. Central Command.
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

	Nine Months Ended
	November 3, 2017	November 4, 2016
Cost reimbursement	45%	41%
Time and materials (T&M)	28%	30%
Firm-fixed price (FFP)	27%	29%
Total	100%	100%
Revenues from cost reimbursement type contracts increased for the nine months ended November 3, 2017 compared to the prior year comparable period primarily due to cost reimbursable federal civilian agency awards, an IT system integration award for the U.S. Army, and higher technology refresh activity on an existing program.

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

	Three Months Ended		Nine Months Ended
	November 3, 2017	November 4, 2016	November 3, 2017	November 4, 2016
	(as a % of total cost of revenues)
Labor-related cost of revenues	47%	48%	47%	49%
Subcontractor-related cost of revenues	33%	34%	34%	34%
Supply chain materials-related cost of revenues	12%	12%	12%	12%
Other materials-related cost of revenues	8%	6%	7%	5%
Cost of revenues mix for the three and nine months ended November 3, 2017 reflects an increase in other materials-related cost of revenues, which generate lower operating margins.
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
Historical Cash Flow Trends
The following table summarizes our cash flows:

	Nine Months Ended
	November 3, 2017	November 4, 2016
	(in millions)
Net cash provided by operating activities	$133	$211
Net cash used in investing activities	(15)	(13)
Net cash used in financing activities	(203)	(194)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(85)	$4
Net Cash Provided by Operating Activities. Refer to “Results of Operations” above for a discussion of the changes in cash provided by operating activities between the nine months ended November 3, 2017 and the comparable prior year period.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Net Cash Used in Investing Activities. Cash used in investing activities for the nine months ended November 3, 2017 increased compared to the prior year period due to higher capital expenditures for property, plant, and equipment.
Net Cash Used in Financing Activities. Cash used in financing activities for the nine months ended November 3, 2017 increased compared to the prior year period primarily due to an increase in stock repurchased and retired or withheld for taxes on equity awards and the classification of excess tax benefits from stock based compensation as cash provided by operating activities in the current year, as opposed to a financing activity in the prior year, as a result of the adoption of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting.
Contractual Obligations
During the second quarter of fiscal 2018, we contracted for approximately $50 million of long-lead time materials from various vendors that will be necessary to complete the low-rate initial production (LRIP) phase of our Assault Amphibious Vehicle contract with the United States Marine Corps. In the third quarter of fiscal 2018 we received partial awards which reduced our commitment on the portion of the LRIP phase not yet awarded to approximately $30 million. As of November 3, 2017, we had not yet been fully awarded the LRIP phase, however, we believe it is probable that we will receive the award. In order to meet our anticipated commitments for the LRIP phase, and to maximize volume discounts with our vendors, we committed to purchasing these materials. If we do not receive the award for the LRIP phase we may not be able to recover all of the costs associated with these orders, which would adversely affect our future profitability.
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
Management believes that our critical accounting policies are those that are both material to the presentation of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments. Typically, the circumstances that make these judgments difficult, subjective and complex have to do with making estimates about the effect of matters that are inherently uncertain. There have been no changes to our existing critical accounting policies during the nine months ended November 3, 2017 from those disclosed in our most recently filed Annual Report on Form 10-K.
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Item 4. Controls and Procedures
Our management, with the participation of our principal executive officer (our Chief Executive Officer) and principal financial officer (our Chief Financial Officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) and have concluded that as of November 3, 2017 these controls and procedures were operating and effective.
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
The following table presents repurchases of our common stock during the three months ended November 3, 2017:

Period(1)	Total Number of Shares (or Units) Purchased(2)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(3)
August 5, 2017 - September 8, 2017	205,646	$71.08	204,605	3,565,624
September 9, 2017 - October 6, 2017	189,783	65.13	186,219	3,379,405
October 7, 2017 - November 3, 2017	171,256	70.96	170,838	3,208,567
Total	566,685	$69.06	561,662

(1)	Date ranges represent our fiscal periods during the current quarter. Our fiscal quarters typically consist of one five-week period and two four-week periods.

(2)
Includes shares purchased on surrender by stockholders of previously owned shares to satisfy minimum statutory tax withholding obligations related to stock option exercises and vesting of stock awards in addition to shares purchased under our publicly announced plans or programs.

(3)
On December 15, 2016 the number of additional shares of our common stock that may be repurchased under our existing repurchase program previously announced in October 2013 was increased by approximately 3.3 million shares, bringing the total authorized shares to be repurchased under the program to approximately 11.8 million shares. As of November 3, 2017, we have repurchased approximately 8.6 million shares of common stock under the program.

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
Date: December 7, 2017

Science Applications International Corporation

/s/ Charles A. Mathis
Charles A. Mathis Executive Vice President and Chief Financial Officer