Form 10-K
period 2018-02-02
Science Applications International Corp
filed 2018-03-29
CIK 1571123

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 2, 2018
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
As of August 4, 2017 (the last business day of the registrant’s most recently completed second quarter), the aggregate market value of the registrant’s common stock (based upon the closing stock price) held by non-affiliates was $2.9 billion.
The number of shares issued and outstanding of the registrant’s common stock as of March 9, 2018 was 42,282,632 shares ($.0001 par value per share).
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Science Applications International Corporation’s Definitive Proxy Statement for the 2018 Annual Meeting of Stockholders are incorporated by reference in Part III of this report.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION FORM 10-K TABLE OF CONTENTS

i

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Part I
Item 1. Business
The Company
Science Applications International Corporation (herein referred to as “SAIC,” the “Company,” “we,” “us,” or “our”) is a leading provider of technical, engineering and enterprise information technology (IT) services primarily to the U.S. government. We provide engineering, systems integration and information technology offerings for large, complex government projects and offer a broad range of services with a targeted emphasis on higher-end, differentiated technology services. Our end-to-end enterprise IT offerings span the entire spectrum of our customers' IT infrastructure. We commenced operations on September 27, 2013 (the Distribution Date) following completion of a spin-off transaction from our former parent, Leidos Holdings, Inc. (collectively with its consolidated subsidiaries, “former Parent”). In May 2015 we completed the acquisition of privately held Scitor Holdings, Inc. (Scitor), a leading provider of services to the intelligence community, which enabled us to gain sufficient scale to competitively pursue opportunities within the intelligence community.
Our business has a long and successful history, tracing its roots to the earliest days of former Parent which was founded in 1969 as a scientific research and engineering firm. The U.S. federal government agencies we serve include all branches of the U.S. military (Army, Air Force, Navy, Marines and Coast Guard), U.S. Defense Logistics Agency, National Aeronautics and Space Administration (NASA), U.S. Department of State, and U.S. Department of Homeland Security (DHS). Our long-standing customer relationships have enabled us to achieve an in-depth understanding of our customers’ missions and provide differentiated service offerings to meet our customers’ most complex requirements. Our offerings include: engineering; technology and equipment platform integration; maintenance of ground and maritime systems; logistics; training and simulation; operation and program support services; and end-to-end services spanning the design, development, integration, deployment, management and operations, sustainment and security of our customers’ entire IT infrastructure. We serve our customers through approximately 1,300 active contracts and task orders. We have more than 15,000 employees that are led by an experienced executive team of proven industry leaders.
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
Significant Scale and Diversified Contract Base. With approximately $4.5 billion in revenue in fiscal 2018, we are one of the largest pure-play technical service providers to the U.S. government. Our significant scale advantage enables us to serve as a prime systems integrator on large, complex programs and to allocate resources toward further developing and expanding our repeatable, proven solutions and differentiated technical capabilities. Our diversified revenue base consists of programs ranging from research and development to operations and maintenance.
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
Repeatable Methodologies and Certified Processes. Our technical excellence is driven by our proven, repeatable, disciplined processes for management, engineering, technical support and services. We deploy our tools and processes enterprise-wide and emphasize a consistent approach to planning, designing, and delivering solutions and services to our customers. We hold certifications from the International Organization for Standardization (including ISO 9001:2015, ISO/IEC 27001:2013, ISO 20000-1:2011 and AS9100), and from the Capability Maturity Model Integration Institute as a CMMI®-DEV Maturity Level 3 organization and CMMI®-SVC Maturity Level 2 for Army Programs with Strategic Goals for Best Practice Service Delivery.
The Company is organized as a matrix comprised of three customer facing operating segments supported by three market service line organizations. The three operating segments are responsible for customer relationships, business development and program management, and delivery and execution, while the market service line organizations manage our workforce and the development of our offerings, solutions and capabilities. Each of the Company’s three operating segments is focused on providing the Company’s comprehensive technical, engineering and enterprise IT service offerings to one or more agencies of the U.S federal government. The Company's operating segments are aggregated into one reportable segment for financial reporting purposes.
For additional discussion and analysis related to recent business developments, see “Economic Opportunities, Challenges and Risks” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II of this report.
Key Customers
In each of fiscal 2018, 2017 and 2016, over 95% of our total revenues were attributable to prime contracts with the U.S. government or to subcontracts with other contractors engaged in work for the U.S. government. Substantially all of our revenues were earned by entities located in the United States.
The U.S. Army and U.S. Navy each generated more than 10% of our revenues during each of the last three fiscal years. The percentages of total revenues for the U.S. government, its agencies and other customers, including those comprising more than 10% of total revenues for each of the periods presented were approximately:

	Year Ended
	February 2, 2018	February 3, 2017	January 29, 2016
U.S. Army	30%	28%	29%
U.S. Navy	13%	13%	16%
Other DoD	19%	17%	21%
Other federal government	36%	40%	31%
Total U.S. government	98%	98%	97%
Other	2%	2%	3%
Total	100%	100%	100%

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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Selected Financial Data
See “Selected Financial Data” in Part II of this report.
Backlog
Backlog represents the estimated amount of future revenues to be recognized under negotiated contracts as work is performed. Our backlog consists of funded backlog and negotiated unfunded backlog. At February 2, 2018 and February 3, 2017 our total backlog was $10.2 billion and $8.0 billion, respectively. For a complete description of our backlog, see “Other Key Performance Measures—Net Bookings and Backlog” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II of this report.
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

•	diversified commercial providers that also provide U.S. government IT services, such as Accenture plc, HP Enterprise Services, International Business Machines Corporation and Unisys Corporation; and

•	contractors providing supply chain management and other logistics services, such as Agility Logistics Corporation
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

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
Company Website and Available Information
Our corporate headquarters is located at 12010 Sunset Hills Road, Reston, VA 20190. Our phone number is (703) 676-4300 and our homepage is www.saic.com, which contains information about our Company and operations. Through a link on the Investor Relations section of our website, copies of each of our filings with the Securities and Exchange Commission (SEC) can be viewed and downloaded free of charge as soon as reasonably practicable after the reports and amendments are electronically filed with or furnished to the SEC. The information on our website is not incorporated by reference into and is not a part of this report.
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
Because we generate substantially all of our revenues from contracts with U.S. government agencies, our operating results could be adversely affected by spending caps or changes in budgetary priorities, as well as by delays in the government budget process, program starts or the award of contracts or task orders under contracts. Current U.S. government spending levels for defense-related and other programs may not be sustained beyond government fiscal year (GFY) 2019. Future spending and program authorizations may not increase or may decrease or shift to programs in areas in which we do not provide services or are less likely to be awarded contracts. Such changes in spending authorizations and budgetary priorities may occur as a result of shifts in spending priorities from defense-related and other programs as a result of competing demands for federal funds and the number and intensity of military conflicts or other factors.
When the U.S. Congress does not complete a budget before the end of the fiscal year, government operations typically are funded through one or more continuing resolutions that authorize agencies of the U.S. government to continue to operate, but do not authorize new spending initiatives. When the U.S. government operates under a continuing resolution, contract awards may be delayed, canceled, or funded at lower levels which could adversely impact our operations, cash flows and financial results. While the federal government is currently funded in full through the end of GFY 2018, there is a strong possibility that GFY 2019 will begin under a continuing resolution lasting several weeks or months.
There is also a possibility that an impasse on policy issues, such as immigration, could threaten continuous government funding past September 30, 2018. Immigration issues were the root cause of a three-day government shutdown in January 2018, and have not yet been resolved. President Donald Trump briefly threatened to veto the omnibus appropriations bill due to its failure to address immigration, but ultimately signed the legislation into law despite his objections. Political disputes over immigration or other policy issues could result in another federal government shutdown, which could cause us to incur labor or other costs without reimbursement under customer contracts or the delay or cancellation of key programs, and could adversely impact our operations, cash flows and financial results.

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
We must comply with various laws and regulations relating to the formation, administration and performance of U.S. government contracts, which affect how we do business with our customers and may impose added costs on our business.
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
The Defense Contract Audit Agency (DCAA), Defense Contract Management Agency (DCMA) and others routinely audit and review a contractor’s performance on government contracts, indirect cost rates and pricing practices, and compliance with applicable contracting and procurement laws, regulations and standards. They also review the adequacy of the contractor’s compliance with government standards for its business systems, which are defined as the contractor’s accounting, earned value management, estimating, materials management, property management and purchasing systems. A finding of significant control deficiencies in a contractor’s business systems or a finding of noncompliance with U.S. government Cost Accounting Standards (CAS) can result in decremented billing rates to U.S. government customers until the control deficiencies are corrected and their remediation is accepted by the DCMA. The agencies conducting these audits and reviews have come under increased scrutiny. As a result, audits and reviews have become more rigorous and the standards to which we are held are being more strictly interpreted which has increased the likelihood of an audit or review resulting in an adverse outcome.

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
The indirect cost audits by the DCAA of our business remain open for fiscal 2012 and subsequent years. We have recorded contract revenues subsequent to and including fiscal 2012 based on an estimate of costs that we believe will be approved on final audit. However, we do not know the outcome of any ongoing or future audits or whether future adjustments will exceed our reserves for potential adjustments.
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

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
We may make acquisitions, investments, joint ventures and divestitures in the future that involve numerous risks, which if realized, may adversely affect our business and our future results.
We may make strategic acquisitions, engage in joint ventures or divest existing businesses, which could cause us to incur unforeseen expenses and have disruptive effects on our business and may not yield the benefits we expect. Our Credit Facility also imposes limitations on our ability to make other acquisitions. Subject to those limitations, we may selectively pursue additional strategic acquisitions, investments and joint ventures in the future. Any future acquisitions, investments and joint ventures may pose many risks that could adversely affect our reputation, operations or financial results, including:

•	we may not retain key employees (including those with needed security clearances), customers and business partners of an acquired business in the future;

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

•	we may fail to successfully integrate acquired businesses, such as failing to successfully implement IT and other control systems relating to the operations of any acquired business;

•	we may not generate sufficient earnings to meet the required Leverage Ratio under the Credit Facility, which would give lenders the right to, among other things, foreclose on our assets;

•	acquisitions normally require a significant investment of time and resources, which may disrupt our business and distract our management from other important responsibilities;

•
we may not be able to accurately estimate the financial effect of any acquisitions and investments on our business and we may not realize anticipated revenue opportunities, cost savings, or other synergies or benefits, or acquisitions may not result in improved operating performance; and

•
we may assume known as well as unknown material liabilities, legal or regulatory risks that were not identified as part of our due diligence or for which we are unable to receive a purchase price adjustment or reimbursement through indemnification;

If any acquisitions, investments or joint ventures fail, perform poorly or their value is otherwise impaired for any reason, including contractions in credit markets and global economic conditions, our business and financial results could be adversely affected.
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
We generate revenues under various types of contracts, which include cost-reimbursement, T&M and FFP contracts. Our earnings and profitability may vary materially depending on changes in the proportionate amount of revenues derived from each type of contract, the nature of services or solutions provided, as well as the achievement of performance objectives and the stage of performance at which the right to receive fees, particularly under incentive and award fee contracts, is finally determined. Cost-reimbursement and T&M contracts generally have lower profitability than FFP contracts. To varying degrees, each of our contract types involves some risk that we could underestimate the costs and resources necessary to fulfill the contract. Our profitability is adversely affected when we incur costs on cost-reimbursement and T&M contracts that we cannot bill to our customers. While FFP contracts allow us to benefit from cost savings, these contracts also increase our exposure to the risk of cost overruns. Revenues derived from FFP contracts represented approximately 28% of our total revenues for fiscal 2018. When making proposals on FFP contracts, we rely heavily on our estimates of costs and timing for completing the associated projects, as well as assumptions regarding technical issues. In each case, our failure to accurately estimate costs or the resources and technology needed to perform our contracts or to effectively manage and control our costs during the performance of work could result, and in some instances has resulted, in reduced profits or in losses. More generally, any increased or unexpected costs or unanticipated delays in connection with the performance of our contracts, including costs and delays caused by contractual disputes or other factors outside of our control (such as performance failures of our subcontractors, natural disasters or other force majeure events) could make our contracts less profitable than expected or unprofitable.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

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
We have developed and sold tsunami buoys and related services that are designed to assist in the detection of tsunamis or large waves that may have catastrophic consequences to coastal communities. Our buoys have been deployed by the U.S. National Oceanic and Atmospheric Administration and non-U.S. governments in other areas around the world. There are many factors, some of which are beyond our control, which could result in the failure of these buoys. We may develop other products or provide services for the detection of natural or man-made threats that could have catastrophic consequences if the threats are realized. In addition, we prepare reports for various government customers in the evaluation or assessment of the consequences of certain threats or natural disasters. The failure of our products and services to help detect the threats for which they were designed or the failure of our reports to accurately assess the consequences of certain threats could contribute to injury, death and extensive property damage and may lead to product liability, professional liability, or other claims against us. Further, if our products, services or reports fail to, or are perceived to have failed to help detect or adequately assess a threat, the negative publicity from such incident could have a material adverse effect on our business.

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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Item 2. Properties
We occupy approximately 3 million square feet of floor space, substantially all of which is leased. Our corporate headquarters is located in Reston, Virginia. Our principal locations outside of Reston, Virginia include Chantilly, Virginia, Huntsville, Alabama and Oak Ridge, Tennessee. As of February 2, 2018, we conducted our operations in approximately 100 offices located in 28 states, the District of Columbia, and various foreign countries. We consider our facilities suitable and adequate for our present needs, which are generally limited to office, warehouse and computer laboratory spaces.
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

	Fiscal 2018	Fiscal 2017
First Quarter	$70.10 to $89.24	$40.50 to $54.17
Second Quarter	$69.10 to $81.44	$51.45 to $62.09
Third Quarter	$61.06 to $74.85	$60.52 to $70.62
Fourth Quarter	$67.89 to $79.97	$70.66 to $88.65
As of March 9, 2018, there were approximately 25,000 holders of record of our common stock. The number of holders of record of our common stock may not be representative of the number of beneficial owners due to shares that may be held by depositories, brokers or nominees.
Quarterly dividends per common share declared for the most recent two fiscal years are as follows:

	Fiscal 2018	Fiscal 2017
First Quarter	$0.31	$0.31
Second Quarter	$0.31	$0.31
Third Quarter	$0.31	$0.31
Fourth Quarter	$0.31	$0.31
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Stock Performance Graph
The following graph compares the total cumulative return on our common stock from September 30, 2013 (the date on which our stock began trading) through fiscal 2018 to three indices: (i) the Standard & Poor’s (S&P) MIDCAP 400 Index, (ii) the Russell 1000 Index and (iii) the Dow Jones US Computer Services Index. The graph assumes an initial investment of $100 on September 30, 2013 and that dividends have been reinvested. The comparisons in the graph are required by the U.S. Securities and Exchange Commission (SEC), based upon historical data and are not intended to forecast or be indicative of possible future performance of our common stock.

$280
$260
$240
$220
$200
$180
$160
$140
$120
$100
$80
Dollars
09/30/13
01/31/14
01/30/15
01/29/16
02/03/17
02/02/18
Date
SAIC
S&P MIDCAP 400 Index
Russell 1000 Index
Dow Jones US Computer Services Index

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Purchases of Equity Securities
We may repurchase shares on the open market in accordance with established repurchase plans. Whether repurchases are made and the timing and amount of repurchases depend on a variety of factors including market conditions, our capital position, internal cash generation and other factors.
The following table presents repurchases of our common stock during the three months ended February 2, 2018:

Period(1)	Total Number of Shares (or Units) Purchased(2)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(3)
November 4, 2017 - December 8, 2017	204,604	$71.25	204,174	3,004,393
December 9, 2017 - January 5, 2018	130,417	77.72	129,815	2,874,578
January 6, 2018 - February 2, 2018	145,790	77.79	144,457	2,730,121
Total	480,811	$74.99	478,446

(1)	Date ranges represent our fiscal periods during the current quarter. Our fiscal quarters typically consist of one five-week period and two four-week periods.

(2)
Includes shares purchased on surrender by stockholders of previously owned shares to satisfy minimum statutory tax withholding obligations related to stock option exercises and vesting of stock awards in addition to shares purchased under our publicly announced plans or programs.

(3)
On December 15, 2016, the number of additional shares of our common stock that may be repurchased under our existing repurchase program previously announced in October 2013 was increased by approximately 3.3 million shares, bringing the total authorized shares to be repurchased under the program to approximately 11.8 million shares. As of February 2, 2018, we have repurchased approximately 9.1 million shares of common stock under the program.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Item 6. Selected Financial Data
We commenced operations on September 27, 2013 following completion of a spin-off transaction from our former parent, Leidos Holdings, Inc. (collectively with its consolidated subsidiaries, “former Parent”). For fiscal 2014, our consolidated and combined statement of income data consists of the combined results of the technical, engineering and enterprise information technology (IT) services business of former Parent through separation and our consolidated results subsequent to separation. Our consolidated balance sheet data at January 31, 2014 consists of our consolidated balances.
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

	Year Ended
	February 2, 2018	February 3, 2017(2)	January 29, 2016	January 30, 2015	January 31, 2014
	(in millions, except per share data)
Consolidated and Combined Statement of Income Data:
Total revenues	$4,454	$4,442	$4,315	$3,885	$4,121
Operating income	256	263	227	240	183
Net income	179	143	117	141	113
Earnings per share(1):
Basic	$4.13	$3.21	$2.55	$3.01	$2.33
Diluted	$4.02	$3.12	$2.47	$2.91	$2.27
Cash dividend per share	$1.24	$1.24	$1.21	$1.12	$0.56

Consolidated and Combined Balance Sheet Data:	February 2, 2018	February 3, 2017(2)	January 29, 2016	January 30, 2015	January 31, 2014
Total assets	$2,073	$2,042	$2,122	$1,389	$1,442
Long-term debt, including current portion	1,024	1,047	1,070	486	498
Other long-term liabilities and deferred income taxes	68	48	41	38	31

(1)	For more information on the calculation of Basic and Diluted Earnings per share see Note 2 of the notes to the consolidated financial statements contained within this report.

(2)
Fiscal 2017 amounts have been restated to adjust for the impacts from the correction of fiscal 2017 revenues as described in Note 1 of the notes to the consolidated financial statements contained within this report.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations, and quantitative and qualitative disclosures about market risk should be read in conjunction with our consolidated financial statements and the related notes. It contains forward-looking statements (which may be identified by words such as those described in “Risk Factors—Forward-Looking Statement Risks” in Part I of this report), including statements regarding our intent, belief, or current expectations with respect to, among other things, trends affecting our financial condition or results of operations (including our financial targets discussed below under “Management of Operating Performance and Reporting” and “Liquidity and Capital Resources”); backlog; our industry; government budgets and spending; market opportunities; the impact of competition; and the impact of the Scitor acquisition. Such statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those in the forward-looking statements as a result of various factors. Risks, uncertainties and assumptions that could cause or contribute to these differences include those discussed below and elsewhere in this report, particularly in “Risk Factors” in Part I of this report. Due to such risks, uncertainties and assumptions you are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date hereof. We do not undertake any obligation to update these factors or to publicly announce the results of any changes to our forward-looking statements due to future results or developments.
We use the terms "SAIC," the “Company,” “we,” “us” and “our” to refer to Science Applications International Corporation and its consolidated subsidiaries. References herein to “former Parent” refer to Leidos Holdings, Inc. (formerly SAIC, Inc.) collectively with its consolidated subsidiaries.
The Company utilizes a 52/53 week fiscal year ending on the Friday closest to January 31, with fiscal quarters typically consisting of 13 weeks. Fiscal 2016 began on January 31, 2015 and ended on January 29, 2016, fiscal 2017 began on January 30, 2016 and ended on February 3, 2017, and fiscal 2018 began on February 4, 2017 and ended on February 2, 2018. The number of weeks for each quarter for fiscal 2018, 2017 and 2016 are as follows:

	Fiscal 2018	Fiscal 2017	Fiscal 2016
	(weeks)
First Quarter	13	14	13
Second Quarter	13	13	13
Third Quarter	13	13	13
Fourth Quarter	13	13	13
Fiscal Year	52	53	52
Business Overview
We are a leading technology integrator providing full life cycle services and solutions in the technical, engineering and enterprise information technology (IT) markets. We developed our brand by addressing our customers’ mission critical needs and solving their most complex problems for over 45 years. As one of the largest pure-play technical service providers to the U.S. government, we serve markets of significant scale and opportunity. Our primary customers are the departments and agencies of the U.S. government. We serve our customers through approximately 1,300 active contracts and task orders and employ more than 15,000 individuals who are led by an experienced executive team of proven industry leaders. Our long history of serving the U.S government has afforded us the ability to develop strong and longstanding relationships with some of the largest customers in the markets we serve. Substantially all of our revenues and tangible long-lived assets are generated by or owned by entities located in the United States.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Economic Opportunities, Challenges and Risks
In fiscal 2018, we generated greater than 95% of our revenues from contracts with the U.S. government, including subcontracts on which we perform. Our business performance is affected by the overall level of U.S. government spending and the alignment of our offerings and capabilities with the budget priorities of the U.S. government. A recently-passed omnibus appropriations measure increased discretionary federal spending by $143 billion above previous spending caps for government fiscal year (GFY) 2018, providing additional business opportunities for the Company. A budget agreement passed in February would extend and increase those spending levels for GFY 2019. But beyond that two-year window, there remains uncertainty on whether, and by how much, discretionary spending will be increased above the budget caps put in place in August 2011. Without additional action, federal expenditures would decline sharply in GFY 2020.
Adverse changes in fiscal and economic conditions could materially impact our business. Some changes that could have an adverse impact on our business include the implementation of future spending reductions (including sequestration), government shutdowns, and issues related to required increases to the nation’s debt ceiling (under current law, the debt ceiling will be reached in March 2019).
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
Correction of Fiscal 2017 Revenues
Subsequent to the issuance of the Company’s financial statements for the third quarter ended November 3, 2017, management determined that a portion of the revenues recognized on one of the Company’s contracts had not been contractually earned. As a result, the Company's revenues were overstated for fiscal 2017. Although the amount of the misstatement was not material to the historical financial statements, the Company has elected to restate its financial statements for fiscal 2017 to provide greater transparency and comparability of the periods presented. See Note 1 of the notes to the consolidated financial statements for additional information on the impact of the restatement to the consolidated statements of income and comprehensive income and the consolidated balance sheets.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Restructuring
During fiscal 2018, the Company initiated restructuring activities (the "Restructuring") intended to improve operational efficiency, reduce costs, and better position the Company to drive future growth. Management's restructuring activities included involuntary and voluntary terminations and the consolidation of existing leased facilities. Management completed the Restructuring in the fourth quarter of fiscal 2018. Total restructuring costs of approximately $13 million were incurred and recognized, comprised of $6 million in severance expense and $7 million in lease exit costs, which included $1 million in accelerated depreciation expense. Management expects the Restructuring to result in future annual gross cost savings of approximately $20 million which equates to net cost savings of approximately $11 million based on our current mix of cost-reimbursable contracts. Refer to "Results of Operations" below, and "Restructuring" in Note 1 of the notes to the consolidated financial statements for further details.
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Results of Operations
The primary financial performance measures we use to manage our business and monitor results of operations are revenues, operating income and cash flows from operating activities. The following table summarizes our results of operations:

	Year Ended
	February 2, 2018	Percent change	February 3, 2017	Percent change	January 29, 2016
	(dollars in millions)
Revenues	$4,454	—%	$4,442	3%	$4,315
Cost of revenues	4,043	1%	4,003	3%	3,904
As a percentage of revenues	90.8%		90.1%		90.5%
Selling, general and administrative expenses	155	(12)%	176	(4)%	184
Operating income	256	(3)%	263	16%	227
As a percentage of revenues	5.7%		5.9%		5.3%
Net income	$179	25%	$143	22%	$117
Cash flows provided by operating activities	$217	(21)%	$273	21%	$226
Revenues. Revenues increased $12 million from fiscal 2017 to fiscal 2018 primarily due to revenue on new contracts supporting NASA, the U.S. Army, and the Environmental Protection Agency (EPA) ($156 million), increased orders within our supply chain portfolio ($56 million) and higher revenue on platform integration programs ($31 million). These increases were partially offset by one additional week in the prior year ($88 million) and completion of contracts and other net decreases across our portfolio ($143 million), including the loss of an IT integration contract supporting the DHS ($46 million).
Revenues increased $127 million from fiscal 2016 to fiscal 2017 primarily due to revenues earned on contracts obtained through the acquisition of Scitor (which occurred in the second quarter of the prior year period), revenues on newly awarded programs including the Amphibious Combat Vehicle and GSA Enterprise Operations programs ($138 million) as well as revenues due to one additional week in the current year period ($88 million). These increases were partially offset by lower activity on our supply chain and logistics services programs as the result of the loss of two contracts in the prior year ($75 million), the expected decline on the Assault Amphibious Vehicle program as we near completion of the prototyping phase ($25 million), and various other decreases across our contract portfolio due to programs that have ended or have experienced lower activity. Revenues from work performed jointly with our former parent company also continued to decrease, as expected, as we complete pre-separation joint work ($22 million).
Cost of Revenues. Cost of revenues increased $40 million from fiscal 2017 to fiscal 2018 and as a percentage of revenues increased from 90.1% in fiscal 2017 to 90.8% in fiscal 2018, primarily due to lower net favorable changes in estimates on contracts accounted for under the percentage-of-completion method ($25 million), and lower profit from a higher material cost mix and higher volume of cost reimbursable contracts ($8 million). Lower net favorable changes in estimates were largely driven by increased costs on platform integration programs supporting the U.S. Marine Corps combined with prior year write-ups on certain programs supporting federal civilian agencies. Additionally, we incurred higher severance costs related to our restructuring in the current fiscal year ($5 million).
Cost of revenues increased $99 million from fiscal 2016 to fiscal 2017 primarily due to an increase in revenue volume ($115 million). Cost of revenues as a percentage of revenues decreased from 90.5% in fiscal 2016 to 90.1% in fiscal 2017, which was driven by cost savings initiatives ($10 million) and improved profitability across our contract portfolio ($9 million).
Cost of revenues also decreased in fiscal 2017 and fiscal 2018 due to an annual update to our Disclosure Statements that we prepare in accordance with U.S. government Cost Accounting Standards. We classify indirect costs as cost of revenues or selling, general and administrative expenses (SG&A) in the same manner as such costs are defined in our Disclosure Statements. The update resulted in certain types of costs that had previously been included in cost of revenues to be included in SG&A ($9 million and $6 million for fiscal 2018 and fiscal 2017, respectively); however, total operating costs were not affected by this change.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Selling, General and Administrative Expenses. SG&A decreased $21 million from fiscal 2017 to fiscal 2018 primarily due to the absence of acquisition and integration costs in fiscal 2018 ($10 million), lower lease exit costs ($8 million), lower business development costs ($8 million), lower amortization of intangible assets ($5 million), and lower compensation expense ($3 million). These decreases were partially offset by restructuring costs incurred in fiscal 2018 ($7 million) and updates to our Disclosure Statements.
SG&A decreased $8 million, from fiscal 2016 to fiscal 2017 primarily due to lower amortization of intangible assets ($8 million) and a decrease in acquisition and integration costs ($16 million). These decreases were partially offset by higher bid and proposal (B&P) activity to address a strong pipeline of opportunities ($9 million), lease exit costs ($5 million) and the update to our Disclosure Statements.
Operating Income. Operating income as a percentage of revenues decreased to 5.7% for fiscal 2018, compared to 5.9% for fiscal 2017, primarily due to lower net favorable changes in estimates on contracts accounted for under the percentage-of-completion method and restructuring costs in fiscal 2018. These decreases were partially offset by lower SG&A costs as we continue to drive efficiencies across our operating structure.
Operating income as a percentage of revenues increased to 5.9% for fiscal 2017, compared to 5.3% for fiscal 2016, primarily due to a decrease in acquisition and integration costs ($16 million), higher net favorable changes in estimates on contracts accounted for using the percentage-of completion method ($9 million), cost savings initiatives ($10 million), lower intangible asset amortization ($8 million) and increased revenue volume ($12 million). These increases were partially offset by higher B&P activity ($9 million) and lease exit costs ($5 million).
Net Income. Net income increased $36 million from fiscal 2017 to fiscal 2018 primarily due to lower income tax expense as a result of the adoption of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting ($22 million), a one-time benefit from the effect of the federal corporate tax rate change ($17 million) and lower interest expense. These increases were partially offset by lower operating income.
Net income increased $26 million from fiscal 2016 to fiscal 2017 primarily due to increased operating income ($24 million, net of tax) and a lower effective tax rate ($7 million), partially offset by increased interest expense primarily due to one additional quarter of interest in the current year on additional borrowings.
Cash Flows Provided by Operating Activities. Cash flows provided by operating activities were $217 million for fiscal 2018 which represented a decrease of $56 million from fiscal 2017 primarily due to the timing of customer collections ($125 million), partially offset by an extra week of payroll in the prior year ($30 million), a net reduction in working capital investments in Marine Corps platform integration and IT services programs ($18 million) and excess tax benefits for stock based compensation in the current year ($22 million).
Cash flows provided by operating activities were $273 million for fiscal 2017 which represented an increase from fiscal 2016 primarily due to a net reduction in working capital investments in Marine Corps platform integration and IT services programs ($34 million), strong customer receipts, and lower payments for acquisition and integration costs ($13 million) and income taxes ($7 million). Cash flows were also higher due to one additional quarter of operating activities of Scitor. These increases were partially offset by higher interest payments due to one additional quarter of interest incurred on additional borrowings ($13 million) and one extra week of payroll in the current year.
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Internal Revenue Growth. Internal revenue growth (or internal revenue contraction if negative) is utilized to evaluate revenue growth after the completion of acquisitions and other adjustments identified as impacting year over year comparability. Internal revenue growth is calculated by comparing our reported revenues for the current year to the reported revenues for the prior year comparable period adjusted to include any pre-acquisition historical revenues of acquired businesses. We adjust current and prior year revenue to exclude the impact of revenue performed by our former parent company, Leidos Holdings, Inc. (“former Parent”) since revenues on pre-separation joint work are recorded equal to cost and are expected to decline over time (See Note 1 of the notes to the consolidated financial statements for information regarding our separation from former Parent). For fiscal 2017, a 53-week fiscal year, we have also adjusted revenue to exclude the estimated impact of the additional week in order to facilitate comparison to fiscal 2018 and fiscal 2016, which are 52-week fiscal years. We estimate the revenue impact of the additional week by dividing first quarter fiscal 2017 revenues by the number of days in the first quarter of fiscal 2017 and multiplying that amount by the number of additional days in the first quarter of fiscal 2017. We believe that adjusting fiscal 2017 revenues to reflect the impact of the additional week improves comparability since differences in the number of days generally have a direct impact on the amount of revenues earned in our business during the respective periods.
We believe internal revenue growth provides management and investors with useful information in assessing trends on how successful the Company has been at growing revenues of our base business and the businesses that we acquire.
Internal revenue growth is calculated as follows:

	Year Ended
	February 2, 2018	February 3, 2017
	(in millions)
Prior year period's revenues, as reported	$4,442	$4,315
Prior year period's revenues performed by former Parent	(9)	(31)
Estimated impact of 53rd week	(88)	—
Revenues of acquired business for the pre-acquisition prior year period	—	154
Prior year period's revenues, as adjusted	4,345	4,438
Current year revenues, as reported	4,454	4,442
Revenues performed by former Parent	—	(9)
Estimated impact of 53rd week	—	(88)
Current year period's revenues, as adjusted	4,454	4,345
Internal revenue growth (contraction)	$109	$(93)
Internal revenue growth (contraction) percentage	2.5%	(2.1)%
Internal revenue growth for fiscal 2018 was primarily due to new contracts supporting NASA, the U.S. Army and the EPA, increased orders within our supply chain portfolio, and higher revenue on platform integration programs. Internal revenue contraction for fiscal 2017 was primarily due to lower volume on our supply chain logistics services contracts.
EBITDA and Adjusted EBITDA. The performance measure EBITDA is calculated by taking net income and excluding interest expense, interest income, provision for income taxes, and depreciation and amortization. Adjusted EBITDA is calculated by taking EBITDA and excluding restructuring costs, and acquisition and integration costs. The acquisition and integration costs relate to the Company’s significant acquisition of Scitor. We began excluding restructuring costs in the third quarter of fiscal 2018 as a result of the restructuring described above. Adjusted EBITDA is a performance measure that excludes costs that we do not consider to be indicative of our ongoing operating performance.
We believe that EBITDA and adjusted EBITDA provide management and investors with useful information in assessing trends in our ongoing operating performance and may provide greater visibility in understanding the long-term financial performance of the Company.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

EBITDA and adjusted EBITDA is calculated as follows:

	Year Ended
	February 2, 2018	February 3, 2017	January 29, 2016
	(in millions)
Net income	$179	$143	$117
Interest expense	44	52	44
Interest income	(1)	—	—
Provision for income taxes	35	69	66
Depreciation and amortization	44	50	59
EBITDA	301	314	286
EBITDA as a percentage of revenues	6.8%	7.1%	6.6%
Restructuring costs	13	—	—
Acquisition and integration costs	—	10	26
Depreciation included in restructuring costs and acquisition and integration costs	(1)	(2)	(3)
Adjusted EBITDA	$313	$322	$309
Adjusted EBITDA as a percentage of revenues	7.0%	7.2%	7.2%
Adjusted EBITDA as a percentage of revenues decreased to 7.0% for fiscal 2018, compared to 7.2% for fiscal 2017, primarily due to lower net favorable changes in estimates on contracts accounted for under the percentage-of- completion method. These drivers were partially offset by lower SG&A costs in the current year as we continue to drive efficiencies across our operating structure.
Adjusted EBITDA as a percentage of revenues remained consistent at 7.2% for fiscal 2017 compared to fiscal 2016, due to an increase in net favorable changes in estimates on contracts accounted for under the percentage-of- completion method and cost savings initiatives.
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
The estimated value of our total backlog as of the dates presented was:

	February 2, 2018	February 3, 2017
	(in millions)
Funded backlog	$2,012	$1,811
Negotiated unfunded backlog	8,215	6,209
Total backlog	$10,227	$8,020
We had net bookings worth an estimated $6.7 billion and $5.3 billion during fiscal 2018 and fiscal 2017, respectively. Fiscal 2018 total backlog has increased from the prior year primarily due to several large awards received during the period from the U.S. Army, the Environmental Protection Agency and the U.S. Central Command.
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

	Year Ended
	February 2, 2018	February 3, 2017	January 29, 2016
Cost reimbursement	45%	41%	39%
Time and materials (T&M)	27%	30%	29%
Firm-fixed price (FFP)	28%	29%	32%
Total	100%	100%	100%

Revenues from cost reimbursement type contracts increased during fiscal 2018 from fiscal 2017 primarily due to cost reimbursable federal civilian agency awards, an IT system integration award for the U.S. Army, and higher technology refresh activity on an existing program.

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

	Year Ended
	February 2, 2018	February 3, 2017	January 29, 2016
	(as a % of total cost of revenues)
Labor-related cost of revenues	47%	48%	46%
Subcontractor-related cost of revenues	33%	34%	34%
Supply chain materials-related cost of revenues	13%	12%	14%
Other materials-related cost of revenues	7%	6%	6%

Supply chain and other materials-related cost of revenues increased in fiscal 2018 compared to fiscal 2017.

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
Borrowings under our Term Loan Facilities and, if used in the future, our Revolving Credit Facility incur interest at a variable rate. In accordance with our risk management objectives, we hold fixed interest rate swap agreements to hedge the variability in interest payment cash flows on a substantial portion of our outstanding variable rate debt. These instruments are accounted for as cash flow hedges. Under the swap agreements, we pay the fixed rate and the counterparties to the agreement pay a floating interest rate.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Our Credit Facility contains customary terms and conditions including financial covenants and covenants restricting the Company's ability to merge or consolidate with another entity or undertake other fundamental changes, enter into property sale and leaseback transactions, and incur liens. The Company’s dividends and share repurchases may be limited under certain leverage ratios, and we may be required to make an annual debt prepayment based on our cash flows from operating activities. See Note 9 of the notes to the consolidated financial statements contained within this report for a more complete understanding of our Credit Facility.

We currently maintain credit ratings from major U.S. rating agencies. During fiscal year 2018, Moody's Investors Service upgraded our Corporate Family Rating to Ba2 from Ba3, and affirmed our senior secured debt rating of Ba2 with a "Stable" outlook. Failure to maintain acceptable ratings could have an adverse effect on the Company’s future cost of capital and any significant increase in the level of our borrowings could negatively impact these ratings.
During fiscal 2018 we repurchased approximately 2.0 million shares of our common stock for $150 million from the open market in connection with our existing share repurchase program. During fiscal 2017 we repurchased approximately 2.4 million shares for $149 million. Since the program’s inception in December of 2013 we have repurchased 9.1 million shares for $499 million.
Historical Cash Flow Trends
The following table summarizes our cash flows:

	Year Ended
	February 2, 2018	February 3, 2017	January 29, 2016
	(in millions)
Net cash provided by operating activities	$217	$273	$226
Net cash used in investing activities	(22)	(17)	(784)
Net cash (used in) provided by financing activities	(261)	(247)	466
Total (decrease) increase in cash, cash equivalents and restricted cash	$(66)	$9	$(92)
Cash Provided by Operating Activities. Refer to “Results of Operations” above for a discussion of the changes in cash provided by operating activities between fiscal 2018 and fiscal 2017 and between fiscal 2017 and fiscal 2016.
Cash Used in Investing Activities. Cash used in investing activities increased in fiscal 2018 compared to the prior year period due to higher capital expenditures. Cash used in investing activities decreased in fiscal 2017 compared to fiscal 2016, primarily due to the acquisition of Scitor in fiscal 2016.
Cash Used in/Provided by Financing Activities. Cash used in financing activities increased in fiscal 2018 compared to the prior year period primarily due to the classification of excess tax benefits from stock based compensation as cash provided by operating activities in the current year, as opposed to a financing activity in the prior year, as a result of the adoption of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting.
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Contractual Obligations
The following table summarizes, as of February 2, 2018, our obligations to make future payments pursuant to certain contracts or arrangements and provides an estimate of the fiscal years in which these obligations are expected to be satisfied:

	Payments Due by Fiscal Year
	Total	2019	2020-2021	2022-2023	2024 - Thereafter
	(in millions)
Contractual obligations:
Long-term debt including current portion(1)	$1,035	$41	$124	$870	$—
Interest payments on long-term debt(2)	186	45	96	45	—
Operating lease obligations	147	39	54	26	28
Estimated purchase obligations(3)	84	56	28	—	—
Other long-term liabilities(4)	32	4	7	4	17
Total contractual obligations	$1,484	$185	$309	$945	$45

(1)
The amounts presented are based on an anticipated loan repayment schedule. However, we may be required to make certain mandatory prepayments based on our level of cash flow generation and we also have the option to prepay loan principal amounts at any time.

(2)
Amounts include an estimate of future variable interest payments on the Term Loan Facilities based on scheduled outstanding principal amounts, current applicable margin and projected 1- and 3-month LIBOR as of February 2, 2018. The amounts presented in this table exclude the effects of interest rate swaps used to hedge against changes in 1- and 3-month LIBOR.

(3)
Includes estimated obligations to transfer funds under legally enforceable agreements for fixed or minimum amounts or quantities of goods or services at fixed or minimum prices. Excludes purchase orders for services or products to be delivered pursuant to U.S. government contracts in which we have full recourse under normal contract termination clauses. In addition, includes $29 million in payments in fiscal 2019 relating to long-lead time materials from various vendors that will be necessary to complete the low-rate initial production (LRIP) phase of our Assault Amphibious Vehicle contract with the United States Marine Corps. As of February 2, 2018, we had not yet been fully awarded the LRIP phase, however, we believe it is probable that we will receive the award. In order to meet our anticipated commitments for the LRIP phase, and to maximize volume discounts with our vendors, we committed to purchasing these materials. If we do not receive the award for the LRIP phase we may not be able to recover all of the costs associated with these orders, which would adversely affect our future profitability. In fiscal 2018 we made $5 million in payments relating to these materials for the LRIP phase, bringing the total cost of these orders to $34 million.

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
Critical Accounting Policies
Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which are prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies, as well as the reported amounts of revenues, expenses, gains and losses during the reporting periods. Management evaluates these estimates and assumptions on an ongoing basis. Our estimates and assumptions have been prepared on the basis of the most current reasonably available information and, in some cases, are our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Estimates and assumptions may change in the future as more current information is available.

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
Changes in Estimates on Contracts. Changes in estimates of revenues, cost of revenues, or profits related to contracts accounted for using the percentage-of-completion method of accounting in which incurred costs or efforts expended are used to measure contract progress are recognized in the period in which such changes are made for the inception-to-date effect of the changes. Changes in these estimates can routinely occur during contract performance for a variety of reasons which include: changes in contract scope; changes in contract cost estimates due to unanticipated cost growth or retirements of risk for amounts different than estimated; changes in estimated incentive or award fees; and performance being better or worse than previously estimated. Aggregate changes in contract estimates decreased operating income by $3 million for fiscal 2018, increased operating income by $22 million for fiscal 2017 and increased operating income by $13 million for fiscal 2016. For additional information related to changes in estimates on contracts, including gross favorable and unfavorable adjustments as well as the impact to earnings per share, see Note 1 of the notes to the consolidated financial statements contained within this report.
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
Determining the fair value of each reporting unit involves judgment and the use of estimates and assumptions. We estimate the fair value of our reporting units using either a market approach, income approach, or a combination of both. For our annual impairment analysis, we reconcile the aggregate fair value of all of our reporting units to our market capitalization as of the measurement date.
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
During fiscal 2018, we made changes to our organizational structure resulting in the identification of three operating segments and goodwill reporting units. Goodwill was not impaired before or after these changes. During the fourth quarter of fiscal 2018, we completed our annual goodwill impairment testing and determined that each reporting units’ fair value significantly exceeded its carrying value.
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

The Tax Cuts and Jobs Act (the “Tax Act”) was enacted on December 22, 2017, which amends the Internal Revenue Code to reduce tax rates and modify policies, credits, and deductions for individuals and businesses. The SEC staff issued Staff Accounting Bulletin No 118 (“SAB 118”), which allows us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. As of February 2, 2018, we have not completed our accounting for the tax effects of enactment of the Tax Act. Areas still under review include: (1) the expensing of qualified assets and (2) the limitation on the deductibility of certain executive compensation. However, the Company made reasonable estimates and has recognized provisional amounts of these effects in our provision for income taxes. The ultimate impact may differ from the provisional amounts recorded. We expect to complete our analysis within the measurement period in accordance with SAB 118.
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
Effects of Inflation
For any of the most recent three fiscal years ended February 2, 2018, inflation has not had a significant impact on revenues or costs. Most of our contracts are paid in U.S. dollars and our cost to perform on these contracts are generally paid in U.S. dollars, so inflation risk is generally limited to that which is related to the U.S. dollar. Approximately 45% of our revenues for fiscal 2018 were derived from cost-reimbursement type contracts, which have limited inflation risk because our contracts generally entail the provision of labor on a reimbursable basis, and, when materials are acquired, they provide for billing to the customer during the period in which the materials were received. Bids for longer-term FFP and T&M contracts typically include sufficient provisions for labor and other cost escalations to cover anticipated cost increases over the period of performance. As a result, if we were to experience significant levels of inflation, our revenues and costs for cost-type contracts would generally both increase commensurate with inflation and operating income as a percentage of total revenues would not be significantly affected. Operating income as a percentage of total revenues would not be significantly affected for longer-term FFP and T&M contracts to the extent that bid contract cost escalations are sufficient to cover heightened inflation levels.
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
Interest Rate Risk
Debt obligations. Our financial risk management objective is to reduce variability in earnings from changes in interest rates, which we may manage through operational means or the use of financial instruments, such as interest rate swaps. We have approximately $1.0 billion of variable rate debt. The fair value of our outstanding long-term debt obligations approximates its carrying value. In connection with the issuances of our variable rate Term Loan A and Term Loan B Facilities, we entered into fixed interest rate swap agreements, effectively converting a substantial portion of our variable rate debt to fixed rate debt in order to mitigate our exposure to fluctuations in interest rates. We regularly evaluate our outstanding debt and swap agreements to meet our risk management objective. A hypothetical 50 basis points (bps) change to interest rates would not materially change our results of operations or cash flows. For additional information related to our debt and interest rate swap agreements, see Note 9 and Note 10, respectively, of the notes to the consolidated financial statements contained in this report.
Derivatives. As of February 2, 2018, the fair value of our fixed interest rate swaps was $5 million (asset). Under the swap agreements, we pay a fixed rate and the counterparties to the agreements pay a floating interest rate based on 1-month or 3-month LIBOR. A hypothetical 50 bps change in the 1-month LIBOR and 3-month LIBOR curves would change the fair value of the fixed interest rate swaps up to $4 million. Since the interest rate swaps are accounted for as cash flow hedges, the change in fair value is reported as a component of equity (accumulated other comprehensive income or loss). We do not hold or issue derivative financial instruments for trading or speculative purposes. For additional information related to calculating the fair value of our interest rate swaps, see Note 10 of the consolidated financial statements included in this report.
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
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company has established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is accumulated and communicated to our management, including our principal executive officer (our Chief Executive Officer) and our principal financial officer (our Chief Financial Officer), as appropriate to allow timely decisions regarding required disclosure.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of the Company's disclosure controls and procedures as of February 2, 2018. Based upon this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were not effective as of February 2, 2018 because of the material weakness in our internal control over financial reporting described below.
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
Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our internal control over financial reporting as of February 2, 2018 based on the framework established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our management has assessed in its evaluation the effectiveness of our internal control over financial reporting as of February 2, 2018 and has concluded that due to the material weakness described below our internal control over financial reporting was not effective as of that date.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. During the assessment process, we identified deficiencies in the operating effectiveness of controls over the training and awareness of contractual requirements related to multi-customer funding and the design of program control and time sheet review controls over contracts with multi-customer funding sources. As a result of these deficiencies we recognized revenue that we were not contractually entitled to receive. These deficiencies were evaluated as having the potential to result in a material misstatement in our financial statements and aggregated to a material weakness in our internal controls. While the material weakness did not result in a material misstatement of our historical financial statements, it did result in an error in our fiscal year ended February 3, 2017, which was corrected by an immaterial restatement of the financial statements included in this Form 10-K.
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
Changes in Internal Control Over Financial Reporting
Except for the identification of the material weakness described above, there have been no changes in our internal control over financial reporting during the fourth quarter of fiscal 2018 that materially affected, or are likely to materially affect, our internal control over financial reporting.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Our management has developed a plan to remediate the material weakness described above. Remediation efforts include strengthening the training and awareness of administering contracts with multi-customer funding sources and increased contract administration oversight. The implementation of the remediation plan is in progress and we expect to complete the remediation of the material weakness during the first half of fiscal 2019.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Science Applications International Corporation
Reston, Virginia

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Science Applications International Corporation and subsidiaries (the "Company") as of February 2, 2018, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weakness identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of February 2, 2018, based on the criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the fiscal year ended February 2, 2018, of the Company and our report dated March 29, 2018, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definitions and Limitations of Internal Control over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment: the aggregation of deficiencies in the operating effectiveness of controls over the training and awareness of contractual requirements related to multi-customer funding and the design of program control and time sheet review controls over contracts with multi-customer funding sources. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended February 2, 2018, of the Company, and this report does not affect our report on such financial statements.

/s/ DELOITTE & TOUCHE LLP
McLean, Virginia
March 29, 2018

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Item 9B. Other Information
No information is required in response to this item.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Part III

Item 10. Directors, Executive Officers, and Corporate Governance
Our executive officers as of March 29, 2018, are listed below, along with their ages on that date, positions and offices held and business experience during at least the past five years. All such persons have been elected to serve until their successors are elected and qualified or until their earlier resignation or removal.

Name of officer	Age	Position(s) with the Company and prior business experience

Nazzic S. Keene	57
Chief Operating Officer (COO) since June 2017. Prior to this role Ms. Keene served as Sector President, Global Markets and Missions from September 2013 to June 2017. Ms. Keene served as former Parent’s Senior Vice President for Corporate Strategy and Planning from August 2012 to September 2013. Prior to joining us, Ms. Keene was the Senior Vice President and General Manager for U.S. Enterprise Markets at CGI Group, Inc. from 2004.

Steven G. Mahon	56
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

Charles A. Mathis	58
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

Anthony J. Moraco	58
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

Karen A. Wheeler	48
Chief Human Resources Officer since February 2017. Prior to this role, Ms. Wheeler served as Chief Procurement Officer from July 2013 to February 2017. Ms. Wheeler has more than 20 years of experience at SAIC, where she held many key contracts and procurement director positions supporting numerous business areas.

For additional information required by Item 10 with respect to executive officers and directors, including audit committee and audit committee financial experts, procedures by which stockholders may recommend nominees to the Board of Directors, and compliance with Section 16(a) of the Securities Exchange Act of 1934, see the information set forth under the captions “Proposal 1—Election of Directors,” “Corporate Governance” and “Other Information” in the 2018 Definitive Proxy Statement, which information is incorporated by reference into this report.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

We have adopted a code of conduct, which describes our standards for protecting SAIC and customer assets, fostering a safe and healthy work environment, dealing fairly with customers and others, conducting international business properly, reporting misconduct and protecting employees from retaliation. This code applies to all executive officers and employees and forms the foundation of our corporate policies and procedures designed to promote ethical behavior in all aspects of our business. To obtain copies of the Code of Conduct, visit our website at www.saic.com and click on the links entitled “About” then “Investors” then “Corporate Governance” and then “Code of Conduct.” We intend to post on our website any material changes to or waivers from our code of business ethics. The information on our website is not incorporated by reference into and is not a part of this report.
Item 11. Executive Compensation
For information required by Item 11 with respect to executive compensation, see the information set forth under the captions “Compensation Discussion and Analysis,” “Executive Compensation” and “Corporate Governance” in the 2018 Definitive Proxy Statement, which information is incorporated by reference into this report.
For information required by Item 11 with respect to compensation committee interlocks and insider participation, see the information set forth under the caption “Corporate Governance” in the 2018 Definitive Proxy Statement, which information is incorporated by reference into this report.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
For information required by Item 12 with respect to the security ownership of certain beneficial owners and management, see the information set forth under the caption “Other Information” in the 2018 Definitive Proxy Statement, which information is incorporated by reference into this report.
We currently maintain three shareholder-approved equity compensation plans that issue stock-based awards including the 2013 Equity Incentive Plan, the Management Stock Compensation Plan and the 2013 Employee Stock Purchase Plan. For summaries of these plans, see Note 6 of the notes to the consolidated financial statements contained within this report. The following table provides the number of shares of our common stock subject to stock options, the weighted-average exercise price of the outstanding stock options and the number of shares remaining for future award grants as of February 2, 2018:

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(3)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,705,306	$43.07	6,124,177
Equity compensation plans not approved by security holders	—	$—	—
Total	2,705,306		6,124,177

(1)
This amount includes 1,454,993 stock options outstanding and 1,250,313 shares issuable for other stock-based awards under the 2013 Equity Incentive Plan. This amount does not include shares to be issued pursuant to purchase rights under the 2013 Employee Stock Purchase Plan.

(2)	Does not include shares to be issued for stock-based awards, other than stock options, which will not require any payment upon issuance of those shares.

(3)
Includes 3,082,007 shares of our common stock available for issuance under the 2013 Employee Stock Purchase Plan (ESPP). The maximum number of shares initially available for issuance under the ESPP was 1 million. The ESPP provides for an automatic increase to the share reserve on the first day of each fiscal year beginning on February 1, 2014 in an amount equal to the lesser of (i) 1 million shares, (ii) two percent of the number of shares of our common stock outstanding on the last day of the immediately preceding fiscal year or (iii) a number determined by the Compensation Committee of the Board of Directors. The amount authorized for issuance under the ESPP increased 500,000, 916,198 and 973,477 during fiscal 2017, 2016 and 2015 respectively. There was no increase to the amount authorized for issuance under the ESPP during fiscal 2018. In addition, this includes 3,042,170 shares of our common stock available for issuance under the 2013 Equity Incentive Plan (EIP). The maximum number of shares initially available for issuance under the EIP was 5.7 million, which was increased by 2.8 million per the amended and restated 2013 Equity Incentive Plan, adopted June 4, 2014, amounting to a total authorized for issuance of 8.5 million. We expect that the number of shares actually issued under the EIP will be significantly less than the number of total awards outstanding under the plan because (a) a net option exercise results in a smaller portion of the number of award shares being issued when a participant uses award shares, rather than cash, to pay the exercise price, which historically most participants have elected to do, (b) most participants historically have elected to let the Company retain award shares to pay for taxes due on the exercise of options and all participants are required to use award shares to pay for taxes upon the vesting of restricted stock or restricted stock units, (c) some participants may terminate employment with the Company before the vesting of awards resulting in awards being forfeited and (d) some participants may not exercise stock options before the expiration date for a variety of reasons, including if the exercise price exceeds the then current market price of shares.

Item 13. Certain Relationships and Related Transactions, and Director Independence
For information required by Item 13 with respect to certain relationships and related transactions and the independence of directors and nominees, see the information set forth under the caption “Corporate Governance” in the 2018 Definitive Proxy Statement, which information is incorporated by reference into this report.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Item 14. Principal Accounting Fees and Services
For information required by Item 14 with respect to principal accounting fees and services, see the information set forth under the caption “Audit Matters” in the 2018 Definitive Proxy Statement, which information is incorporated by reference into this report.

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
3. Exhibits
See Exhibit Index on pages F-33 through F-35 of this report.

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
Dated: March 29, 2018
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Anthony J. Moraco	Principal Executive Officer and Director	March 29, 2018
Anthony J. Moraco

/s/ Charles A. Mathis	Principal Financial Officer and Principal Accounting Officer	March 29, 2018
Charles A. Mathis

/s/ Edward J. Sanderson, Jr.	Chairman of the Board	March 29, 2018
Edward J. Sanderson, Jr.

/s/ Robert A. Bedingfield	Director	March 29, 2018
Robert A. Bedingfield

/s/ Deborah B. Dunie	Director	March 29, 2018
Deborah B. Dunie

/s/ John J. Hamre	Director	March 29, 2018
John J. Hamre

/s/ Mark J. Johnson	Director	March 29, 2018
Mark J. Johnson

/s/ Timothy J. Mayopoulos	Director	March 29, 2018
Timothy J. Mayopoulos

/s/ Donna S. Morea	Director	March 29, 2018
Donna S. Morea

/s/ Steven R. Shane	Director	March 29, 2018
Steven R. Shane

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Financial statement schedules are omitted because they are not applicable or the required information is shown in our consolidated financial statements or the notes thereto.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Science Applications International Corporation
Reston, Virginia

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Science Applications International Corporation and subsidiaries (the "Company") as of February 2, 2018, and February 3, 2017, the related consolidated statements of income and comprehensive income, equity, and cash flows, for each of the three years in the period ended February 2, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 2, 2018 and February 3, 2017, and the results of its operations and its cash flows for each of the three years in the period ended February 2, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of February 2, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 29, 2018, expressed an adverse opinion on the Company's internal control over financial reporting because of a material weakness.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP
McLean, Virginia
March 29, 2018
We have served as the Company’s auditor since fiscal 2013.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year Ended
	February 2, 2018	February 3, 2017	January 29, 2016
	(in millions, except per share amounts)
Revenues	$4,454	$4,442	$4,315
Cost of revenues	4,043	4,003	3,904
Selling, general and administrative expenses	155	176	184
Operating income	256	263	227
Interest expense	44	52	44
Other (income) expense, net	(2)	(1)	—
Income before income taxes	214	212	183
Provision for income taxes (Note 8)	(35)	(69)	(66)
Net income	$179	$143	$117
Other comprehensive income (loss):
Other comprehensive income (loss), pre-tax	8	11	(6)
Income tax (expense) benefit	(3)	(4)	2
Total other comprehensive income (loss), net of tax (Note 11)	5	7	(4)
Comprehensive income	$184	$150	$113
Earnings per share (Note 2):
Basic	$4.13	$3.21	$2.55
Diluted	$4.02	$3.12	$2.47

See accompanying notes to consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION CONSOLIDATED BALANCE SHEETS

	February 2, 2018	February 3, 2017
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$144	$210
Receivables:
Billed and billable receivables	510	419
Unbillable receivables	154	112
Contract retentions	11	10
Allowance for doubtful accounts	(1)	(2)
Receivables, net	674	539
Inventories, net	68	71
Prepaid expenses	35	27
Other current assets	29	54
Total current assets	950	901
Goodwill (Note 4)	863	863
Intangible assets, net (Note 4)	179	200
Property, plant, and equipment, net (Note 5)	61	60
Other assets	20	18
Total assets	$2,073	$2,042
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$397	$329
Accrued payroll and other employee benefits	69	76
Accrued vacation	81	82
Other accrued liabilities	107	111
Long-term debt, current portion (Note 9)	41	25
Total current liabilities	695	623
Long-term debt, net of current portion (Note 9)	983	1,022
Deferred income taxes	23	10
Other long-term liabilities	45	38
Commitments and contingencies (Note 14)
Equity:
Common stock, $.0001 par value, 1 billion shares authorized, 43 million shares and 44 million shares issued and outstanding as of February 2, 2018 and February 3, 2017, respectively	—	—
Additional paid-in capital	—	91
Retained earnings	323	260
Accumulated other comprehensive income (loss) (Note 11)	4	(2)
Total equity	327	349
Total liabilities and equity	$2,073	$2,042

See accompanying notes to consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION CONSOLIDATED STATEMENTS OF EQUITY

	Shares of common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total
	(in millions)
Balance at January 30, 2015	46	$234	$116	$(5)	$345
Net income	—	—	117	—	117
Issuances of stock	—	7	—	—	7
Other comprehensive loss, net of tax	—	—	—	(4)	(4)
Cash dividends of $1.21 per share	—	—	(59)	—	(59)
Stock-based compensation	—	25	—	—	25
Income tax benefits from stock-based compensation	—	10	—	—	10
Repurchases of stock	(1)	(61)	—	—	(61)
Balance at January 29, 2016	45	215	174	(9)	380
Net income	—	—	143	—	143
Issuances of stock	1	8	—	—	8
Other comprehensive income, net of tax	—	—	—	7	7
Cash dividends of $1.24 per share	—	—	(57)	—	(57)
Stock-based compensation	—	6	—	—	6
Income tax benefits from stock-based compensation	—	18	—	—	18
Repurchases of stock	(2)	(156)	—	—	(156)
Balance at February 3, 2017	44	91	260	(2)	349
Net income	—	—	179	—	179
Issuances of stock	1	8	—	—	8
Other comprehensive income, net of tax	—	—	—	5	5
Reclassification of AOCI due to the Tax Act(1)	—	—	(1)	1	—
Cash dividends of $1.24 per share	—	—	(55)	—	(55)
Stock-based compensation	—	(4)	—	—	(4)
Repurchases of stock	(2)	(95)	(60)	—	(155)
Balance at February 2, 2018	43	$—	$323	$4	$327

(1)	Impact from the adoption of ASU 2018-02 as discussed in Note 1 and Note 11.

See accompanying notes to consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	February 2, 2018	February 3, 2017	January 29, 2016
	(in millions)
Cash flows from operating activities:
Net income	$179	$143	$117
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	46	53	62
Deferred income taxes	13	(2)	3
Stock-based compensation expense	27	31	33
Excess tax benefits from stock-based compensation	—	(18)	(10)
Loss on disposal of property, plant, and equipment	—	1	1
Loss on extinguishment of debt	—	2	—
Increase (decrease) resulting from changes in operating assets and liabilities net of the effect of the acquisition:
Receivables	(135)	96	(5)
Inventory, prepaid expenses and other current assets	19	(36)	(11)
Other assets	2	—	—
Accounts payable and accrued liabilities	68	24	44
Accrued payroll and employee benefits	(8)	(26)	(4)
Other long-term liabilities	6	5	(4)
Net cash provided by operating activities	217	273	226
Cash flows from investing activities:
Expenditures for property, plant, and equipment	(22)	(15)	(20)
Asset acquisition	—	(2)	—
Cash paid for acquisition, net of cash acquired	—	—	(764)
Net cash used in investing activities	(22)	(17)	(784)
Cash flows from financing activities:
Dividend payments to stockholders	(54)	(54)	(55)
Principal payments on borrowings	(50)	(236)	(72)
Issuances of stock	6	5	4
Stock repurchased and retired or withheld for taxes on equity awards	(186)	(180)	(69)
Excess tax benefits from stock-based compensation	—	18	10
Disbursements for obligations assumed from Scitor acquisition	(2)	(7)	(5)
Proceeds from borrowings	25	209	670
Deferred financing costs	—	(2)	(17)
Net cash (used in) provided by financing activities	(261)	(247)	466
Net (decrease) increase in cash, cash equivalents and restricted cash	(66)	9	(92)
Cash, cash equivalents and restricted cash at beginning of period	218	209	301
Cash, cash equivalents and restricted cash at end of period (Note 1)	$152	$218	$209

Supplementary cash flow disclosure:
Cash paid for interest	$41	$48	$36
Cash paid for income taxes	$31	$46	$53

Non-cash investing and financing activities:
(Decrease) increase in accrued plan share repurchases	$(1)	$—	$2
Increase (decrease) in accrued plant, property, and equipment	$2	$(1)	$(2)
Increase in accrued cash dividend equivalents	$—	$1	$1
See accompanying notes to consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Business Overview and Summary of Significant Accounting Policies:
Overview
Description of Business. Science Applications International Corporation (collectively, with its consolidated subsidiaries, the “Company”) is a leading provider of technical, engineering and enterprise information technology (IT) services primarily to the U.S. government. The Company provides engineering and integration services for large, complex projects and offers a broad range of services with a targeted emphasis on higher-end, differentiated technology services. The Company is organized as a matrix comprised of three customer facing operating segments supported by three market service line organizations. Each of the Company’s three customer facing operating segments is focused on providing the Company’s comprehensive technical, engineering and enterprise IT service offerings to one or more agencies of the U.S federal government. The Company's operating segments are aggregated into one reportable segment for financial reporting purposes, see Note 13.
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
Correction of Fiscal 2017 Revenues
Subsequent to the issuance of the Company’s financial statements for the third quarter ended November 3, 2017, management determined that a portion of the revenues recognized on a contract with multi-customer funding sources had not been contractually earned. As a result, the Company's revenues for fiscal 2017 were overstated. Although the amount of the misstatement was not material to the historical financial statements, the Company has elected to restate its financial statements for fiscal 2017 to provide greater transparency and comparability of the periods presented. The impact of the restatement to the consolidated statements of income and comprehensive income and the consolidated balance sheets are as follows:

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended February 3, 2017
	As Reported	Adjustment	As Restated
	(in millions, except per share amounts)
Revenues	$4,450	$(8)	$4,442
Operating income	271	(8)	263
Income before taxes	220	(8)	212
Provision for income taxes	(72)	3	(69)
Net income	148	(5)	143
Comprehensive income	$155	$(5)	$150

Earnings per share (Note 2):
Basic	$3.33	$(0.12)	$3.21
Diluted	$3.22	$(0.10)	$3.12

	February 3, 2017
	As Reported	Adjustment	As Restated
	(in millions)
Other accrued liabilities	$103	$8	$111
Total current liabilities	615	8	623
Deferred income taxes	13	(3)	10
Retained earnings	265	(5)	260
Total equity	354	(5)	349
Total liabilities and equity	$2,042	$—	$2,042
The impact to the consolidated statements of equity was limited to the reduction of retained earnings of $5 million as shown in the table above. The net change in cash, cash equivalents and restricted cash, including net cash provided by operating activities, was not affected. See Note 8 for restated fiscal 2017 income tax disclosures and Note 15 for restated selected quarterly financial data.
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
Restructuring
During fiscal 2018, the Company initiated restructuring activities (the "Restructuring") intended to improve operational efficiency, reduce costs, and better position the Company to drive future growth. The restructuring activities consisted of involuntary and voluntary terminations and the consolidation of existing leased facilities. The Company completed the Restructuring in fiscal 2018 with total restructuring costs of approximately $13 million, comprised of $6 million for employee severance and $7 million of lease exit costs. $6 million of restructuring costs are included in cost of revenues and $7 million in selling, general and administrative expenses in the consolidated statements of income and comprehensive income. During the fourth quarter of fiscal 2018, the Company made cash payments of $5 million for severance associated with the Restructuring. Remaining severance payments of $1 million will be paid during the first quarter of fiscal 2019. The liability associated with lease exit costs will be substantially settled within three years.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reporting Periods
The Company utilizes a 52/53 week fiscal year ending on the Friday closest to January 31, with fiscal quarters typically consisting of 13 weeks. Fiscal 2016 began on January 31, 2015 and ended on January 29, 2016, fiscal 2017 began on January 30, 2016 and ended on February 3, 2017, and fiscal 2018 began on February 4, 2017 and ended on February 2, 2018. The number of weeks for each quarter for fiscal 2018, 2017 and 2016 are as follows:

	Fiscal 2018	Fiscal 2017	Fiscal 2016
	(weeks)
First Quarter	13	14	13
Second Quarter	13	13	13
Third Quarter	13	13	13
Fourth Quarter	13	13	13
Fiscal Year	52	53	52
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Changes in contract estimates were:

	Year Ended
	February 2, 2018	February 3, 2017	January 29, 2016
	(in millions, except per share amounts)
Favorable adjustments	$27	$42	$29
Unfavorable adjustments	(30)	(20)	(16)
Net (unfavorable) favorable adjustments	(3)	22	13
Income tax effect	1	(7)	(5)
Net (unfavorable) favorable adjustments, after tax	(2)	15	8
Basic EPS impact	$(0.05)	$0.34	$0.17
Diluted EPS impact	$(0.04)	$0.33	$0.17

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The Tax Cuts and Jobs Act (the “Tax Act”) was enacted on December 22, 2017, which amends the Internal Revenue Code to reduce tax rates and modify policies, credits, and deductions for individuals and businesses. For businesses, the Tax Act reduces the corporate federal tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018. The rate change is administratively effective at the beginning of our fiscal year, using a blended rate for the annual period. As a result, the Company's blended federal statutory tax rate for the year is 33.7%.
The SEC staff issued Staff Accounting Bulletin No 118 (“SAB 118”), which allows registrants to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. As of February 2, 2018, the Company has not completed the accounting for the tax effects of enactment of the Tax Act. Areas still under review include: (1) the expensing of qualified assets and (2) the limitation on the deductibility of certain executive compensation. However, the Company made reasonable estimates and has recognized provisional amounts of these effects in the provision for income taxes. The ultimate impact may differ from the provisional amounts recorded. The Company expects to complete the analysis within the measurement period in accordance with SAB 118.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company re-measured deferred tax asset and liability balances at December 22, 2017 based on the rates at which they are expected to reverse in the future, which is generally 21% for reversals after fiscal 2018 and a blended rate of 33.7% for reversals occurring within fiscal 2018. The provisional amount recorded related to the re-measurement of the Company's net deferred tax liabilities was a $17 million discrete net tax benefit, which consists of a net benefit for the corporate rate reduction of $17 million to income tax expense for the year ended February 2, 2018. This rate reduction resulted in a corresponding net decrease of deferred tax liabilities.
Costs Allocated to Contracts
The Company classifies indirect costs as overhead (included in cost of revenues) or general and administrative expenses in the same manner as such costs are defined in the Company’s Disclosure Statements under U.S. government Cost Accounting Standards (CAS).
Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents are comprised of cash in banks and highly liquid instruments, which primarily consist of bank deposits and investments in institutional money market funds. The Company includes outstanding payments within cash and cash equivalents and accounts payable on the consolidated balance sheets and as of February 2, 2018 and February 3, 2017 these amounts were $31 million and $29 million, respectively. The Company does not invest in high yield or high risk securities. The cash in bank accounts at times may exceed federally insured limits.
Restricted cash consists of cash on deposit in rabbi trusts that are contractually restricted from use in operations, but are subject to future claims of creditors. Restricted cash will be used to fund future payments to settle the Company's obligations related to deferred compensation plans. The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the consolidated balance sheets for the periods presented:

	February 2, 2018	February 3, 2017
	(in millions)
Cash and cash equivalents	$144	$210
Restricted cash included in other current assets	—	1
Restricted cash included in other assets	8	7
Cash, cash equivalents and restricted cash	$152	$218
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
Unbilled receivables, substantially all of which are expected to be billed and collected within one year, are stated at their estimated realizable value and consist of costs and fees billable on contract completion or the occurrence of a specified event. Legal title to the related accumulated costs of contracts in progress generally vests with the U.S. government on the Company’s receipt of progress payments. Progress payments received of $20 million and $56 million offset unbilled receivables as of February 2, 2018 and February 3, 2017, respectively. Contract retentions are billed when contract conditions have been met and may relate to uncompleted indirect cost negotiations with the U.S. government. Based on historical experience, the majority of retention balances are expected to be collected beyond one year and write-offs of retention balances have not been significant. The Company establishes an allowance for doubtful accounts based on the latest information available to determine whether outstanding invoices are ultimately collectable. The Company determines its allowance for doubtful accounts by analyzing individual receivables, historical bad debts, and, for non-U.S. government customers, customer creditworthiness. Receivable balances are written off in the period during which management determines they are uncollectable, and, at that time, such balances are removed from billed receivables and, if previously reserved, from the allowance for doubtful accounts.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Inventory
Inventory is substantially comprised of finished goods inventory purchased for resale to customers, such as tires and lubricants, and is valued at the lower of cost or net realizable value. The Company evaluates current inventory against historical and planned usage to estimate the appropriate provision for obsolete inventory.
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Derivative Instruments Designated as Cash Flow Hedges
Derivative instruments are recorded on the consolidated balance sheets at fair value. Unrealized gains and losses on derivatives designated as cash flow hedges are reported in other comprehensive income (loss) and reclassified to earnings in a manner that matches the timing of the earnings impact of the hedged transactions. The ineffective portion of all hedges, if any, is recognized immediately in earnings.
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
Operating Cycle
The Company’s operating cycle may be greater than one year and is measured by the average time intervening between the inception and the completion of contracts. Contract-related assets and liabilities are classified as current assets and current liabilities.
Research and Development
The Company conducts research and development activities under customer-funded contracts and with company-funded independent research and development (IR&D) funds. IR&D efforts consist of projects involving basic research, applied research, development, and systems and other concept formulation studies. Company-funded IR&D expense is included in selling, general and administrative expenses and was $4 million in each of fiscal 2018, 2017 and 2016. Customer-funded research and development activities performed under customer contracts are charged directly to cost of revenues for those particular contracts.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounting Standards Updates
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements and some cost guidance included in the Accounting Standards Codification (ASC). This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU 2015-14, Deferral of the Effective Date, resulting in a one-year deferral of the effective date of ASU 2014-09, which will become effective for the Company in the first quarter of fiscal 2019.
The Company will adopt the standard on February 3, 2018, using the modified retrospective method. Under this method, the Company will recognize the cumulative effect of adoption as an adjustment to its opening balance of retained earnings. Prior periods will not be retrospectively adjusted, but the Company will maintain dual reporting for the year of initial application, disclosing the effect of adoption.
The Company has designed and implemented internal controls over the adoption and has revised its accounting policies, business processes, systems, and procedures to conform to the new standard. The Company has substantially completed its assessment of the new standard and is in the process of finalizing the quantification of its adoption adjustment as well as preparing the new required disclosures for the first quarter of fiscal 2019.
Upon adoption, the Company estimates that it will reclassify approximately $10 million to $20 million from other current assets to unbilled receivables for programs currently accounted for using the efforts-expended method of percentage of completion. Under the new standard, the Company will no longer defer the recognition of costs and revenues associated with significant upfront material acquisitions on these programs, but instead will recognize revenue on an adjusted cost-to-cost basis, where the amount of revenue that is recognized is equal to the amount of costs incurred plus profit based on the measure of progress.
The Company has identified various other changes that will result from the adoption of the standard. The Company will continue to recognize revenue over time as services are rendered to fulfill its contractual obligations; however, under the new standard, the Company generally will account for customer option period exercises (renewals) and service contract modifications prospectively, instead of as a cumulative adjustment to revenue under a single unit of accounting. Also, award and incentive based fees generally will be recognized during the discrete periods of performance to which they relate as opposed to on a cumulative basis over the contract period. These changes are not expected to have a material impact on the financial statements.
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which provides amendments to simplify several aspects of the accounting for share-based payment transactions. Among other requirements in the new standard, the ASU requires that an entity, (i) recognize excess tax benefits and deficiencies related to employee share-based payment transactions in the provision for income taxes, instead of in equity; (ii) classify excess tax benefits as an operating activity on the statement of cash flows, instead of the previous classification as a financing activity; (iii) classify all cash payments made to the taxing authorities on the employees’ behalf for withheld shares as financing activities on the statement of cash flows; and (iv) make a policy election to either estimate expected forfeitures or to account for them as they occur. The Company adopted the ASU prospectively in the first quarter of fiscal 2018. As a result, for the year ended February 2, 2018 the Company recognized a $22 million tax benefit, which is included in the provision for income taxes on the consolidated statements of income and comprehensive income and as an operating activity in the consolidated statement of cash flows. The amendments were applied prospectively and therefore, prior periods have not been adjusted and there was no impact to beginning retained earnings. The Company will continue to classify cash paid for tax withholding purposes as a financing activity in the statement of cash flows and to estimate forfeitures rather than account for them as they occur.
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires that restricted cash be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company early adopted this new standard during the first quarter of fiscal 2018, which resulted in a $6 million increase and a $14 million decrease to net cash used in investing activities for the years ended February 3, 2017 and January 29, 2016, respectively. A reconciliation of cash, cash equivalents and restricted cash for each period presented is provided above under the heading “Cash, Cash Equivalents and Restricted Cash.”
In February 2018, the FASB issued ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (Topic 220), which allows a reclassification from accumulated other comprehensive income (AOCI) to retained earnings for the deferred taxes previously recorded in AOCI that exceed the current federal tax rate of 21% resulting from the newly enacted corporate tax rate resulting from the Tax Act. If adopted, the ASU is effective in years beginning after December 15, 2018, but permits early adoption in a period for which financial statements have not yet been issued. The Company has elected to early adopt the ASU and reclassify deferred taxes recorded in AOCI in excess of the newly enacted corporate tax rate to retained earnings, which affects only the period that the effects related to the Tax Act are recognized. The effect of adopting the ASU resulted in a decrease to retained earnings and corresponding increase to AOCI of $1 million, at February 2, 2018.
Other Accounting Standards Updates effective after February 2, 2018 are not expected to have a material effect on the Company’s financial statements.
Note 2—Earnings Per Share, Share Repurchases and Dividends:
Earnings per Share (EPS)
Basic EPS is computed by dividing net income by the basic weighted average number of shares outstanding. Diluted EPS is computed similarly to basic EPS, except the weighted average number of shares outstanding is increased to include the dilutive effect of outstanding stock options and other stock-based awards.
A reconciliation of the weighted average number of shares outstanding used to compute basic and diluted EPS was:

	Year Ended
	February 2, 2018	February 3, 2017	January 29, 2016
	(in millions)
Basic weighted-average number of shares outstanding	43.3	44.5	45.8
Dilutive common share equivalents - stock options and other stock-based awards	1.2	1.4	1.6
Diluted weighted-average number of shares outstanding	44.5	45.9	47.4

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following stock-based awards were excluded from the weighted average number of shares outstanding used to compute diluted EPS:

	Year Ended
	February 2, 2018	February 3, 2017	January 29, 2016
	(in millions)
Antidilutive stock options excluded	0.2	0.2	0.3
Share Repurchases
The Company may repurchase shares in accordance with established repurchase plans. The Company retires its common stock upon repurchase with the excess over par value allocated to additional paid-in capital. The Company has not made any material purchases of common stock other than in connection with established share repurchase plans. On December 15, 2016, the number of shares of our common stock that may be repurchased under our existing repurchase plan, previously announced in October 2013, was increased by approximately 3.3 million shares, bringing the total authorized shares to be repurchased under the plan to approximately 11.8 million shares. As of February 2, 2018, the Company has repurchased approximately 9.1 million shares of common stock under the plan.
Dividends
The Company declared and paid quarterly dividends every quarter for the years presented, increasing from $0.28 to $0.31 per share in the second quarter of fiscal 2016. Total dividends declared and paid were $1.24 per share during fiscal 2018, $1.24 per share during fiscal 2017, and $1.21 per share during fiscal 2016.
On March 28, 2018, the Company’s Board of Directors declared a cash dividend of $0.31 per share of the Company’s common stock payable on April 27, 2018 to stockholders of record on April 13, 2018.

Note 3—Scitor Acquisition:
On May 4, 2015 the Company completed the acquisition of Scitor, a leading global provider of technical services to the U.S. intelligence community and other U.S. government customers. The acquisition was funded from cash on hand and increased borrowings. Purchase consideration paid to acquire Scitor was $764 million (net of cash acquired), including $43 million which was deposited to escrow accounts. In August 2015 $3 million was released from escrow to the sellers after finalizing the working capital adjustment and another $13 million was released in September 2016 that was held to secure a portion of the sellers’ indemnification obligations. Any remaining amount in escrow at the end of the 3 year indemnification period will be distributed to the sellers.
The Company incurred $54 million in total costs associated with the acquisition and integration of Scitor, all of which were incurred prior to fiscal 2018. Acquisition-related expenses were $28 million, including $17 million of deferred financing fees. Acquisition-related expenses for fiscal 2016 and fiscal 2015 were $10 million and $1 million, respectively. The Company also incurred $10 million in fiscal 2017 and $16 million in fiscal 2016 for expenses in connection with the integration of Scitor, primarily for strategic consulting services, facility consolidation, severance costs and other integration-related costs. Acquisition and integration costs are included in selling, general and administrative expenses on the consolidated statements of income and comprehensive income.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following unaudited pro forma financial information presents the combined results of operations for Scitor and the Company:

Year Ended
January 29, 2016
(in millions, except per share amounts)
Total revenues	$4,463
Net income	$143
Earnings per share:
Basic	$3.12
Diluted	$3.02
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

Note 4—Goodwill and Intangible Assets:
Goodwill
Goodwill had a carrying value of $863 million as of February 2, 2018 and February 3, 2017. There were no impairments of goodwill during the periods presented.
Intangible Assets
Intangible assets, all of which were finite-lived, consisted of the following:

	February 2, 2018			February 3, 2017
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
	(in millions)
Customer relationships	$234	$(55)	$179	$240	$(40)	$200
Intangible assets with a gross carrying value of $6 million became fully amortized during fiscal 2018 and are no longer reflected in the gross carrying value as of February 2, 2018. Amortization expense related to intangible assets was $21 million, $26 million and $33 million for fiscal 2018, 2017 and 2016, respectively. There were no intangible asset impairment losses during the periods presented.
The estimated annual amortization expense related to intangible assets as of February 2, 2018 is as follows:

Fiscal Year Ending	(in millions)
2019	$20
2020	20
2021	20
2022	20
2023	20
Thereafter	79
Total	$179
Actual amortization expense in future periods could differ from these estimates as a result of future acquisitions, divestitures, impairments and other factors.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5—Property, Plant, and Equipment:
Property, plant, and equipment are carried at cost net of accumulated depreciation and amortization. Purchases of property, plant, and equipment, as well as costs associated with major renewals and betterments, are capitalized. Maintenance, repairs and minor renewals and betterments are expensed as incurred. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the accounts and any resulting gain or loss is recognized.
Depreciation and amortization is recognized using the methods and estimated useful lives as follows:

	Depreciation or amortization method	Estimated useful lives (in years)	February 2, 2018	February 3, 2017
			(in millions)
Computer equipment	Straight-line or declining balance	3-10	$75	$67
Capitalized software and software licenses	Straight-line or declining balance	3-10	58	55
Leasehold improvements	Straight-line	Shorter of lease term or 10	53	46
Office furniture and fixtures	Straight-line or declining balance	3-10	11	11
Buildings and improvements	Straight-line	40	7	7
Property, plant, and equipment			204	186
Accumulated depreciation and amortization			(143)	(126)
Property, plant, and equipment, net			$61	$60
Depreciation and amortization expense for property, plant, and equipment was $23 million, $24 million and $26 million in fiscal 2018, 2017 and 2016, respectively.
Note 6—Stock-Based Compensation:
Plan Summaries
Certain of the Company’s employees participate in the following three stock-based compensation plans: “2013 Equity Incentive Plan” (EIP), “Management Stock Compensation Plan” and “Employee Stock Purchase Plan” (ESPP) which are herein referred to together as the “Plans.” The Company issues new shares on the vesting of stock awards or exercise of stock options under these Plans.
The EIP provides the Company’s employees and directors the opportunity to receive various types of stock-based compensation and cash awards. The terms of the stock-based awards granted to employees and directors are the same, except that those for directors cliff vest within one year of the grant date. As of February 2, 2018, the Company has outstanding stock options, vested and vesting stock awards, and performance share awards under this plan. Vesting stock awards and stock options granted under the EIP prior to fiscal 2015 generally vest or become exercisable 20%, 20%, 20%, and 40% after one, two, three and four years, respectively. Stock options granted under the EIP in fiscal 2015 and thereafter generally become exercisable 33%, 33%, and 33% after one, two and three years, respectively, while vesting stock awards granted in fiscal 2015 and thereafter generally vest 25%, 25%, 25% and 25% after one, two, three and four years, respectively. The maximum contractual term for stock options granted under the EIP is ten years, but historically the Company has granted stock options with a seven-year contractual term. Vesting may be accelerated for employees meeting retirement eligibility conditions. Stock-based awards generally provide for accelerated vesting if there is a change in control (as defined in the EIP). Vesting stock awards and performance share awards have forfeitable rights to dividends. In June 2014, the EIP was amended and restated to increase the total authorized shares of common stock for issuance under the EIP from 5.7 million to 8.5 million.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The Management Stock Compensation Plan provides for awards in share units to eligible employees. Benefits from these plans are payable in shares of the Company’s stock that are held in a trust for the purpose of funding benefit payments to the participants. During fiscal 2017 all remaining outstanding awards in the Management Stock Compensation Plan vested. The Board of Directors may at any time amend or terminate the Management Stock Compensation Plan. In the event of a change in control of the Company (as defined by the Management Stock Compensation Plan), participant accounts will be immediately distributed, otherwise will generally be distributed upon retirement, based on the participant’s payout election, or upon termination. The Management Stock Compensation Plan does not provide for a maximum number of shares available for future issuance.
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
The Company’s ESPP allows eligible employees to purchase shares of the Company’s stock at a discount of up to 15% of the fair market value on the date of purchase. During the three years ended February 2, 2018, the discount was 5% of the fair market value on the date of purchase for purchases made under the Company’s ESPP, thereby resulting in the ESPP being non-compensatory. As of February 2, 2018, 3.4 million shares of the Company’s stock are authorized for issuance under the ESPP.

Expense and Related Tax Benefits Recognized
Stock-based compensation expense and related tax benefits recognized under the Plans were:

	Year Ended
	February 2, 2018	February 3, 2017	January 29, 2016
	(in millions)
Stock-based compensation expense:
Stock options	$3	$4	$4
Vesting stock awards	21	24	25
Performance share awards	3	3	4
Total stock-based compensation expense	$27	$31	$33
Tax benefits recognized from stock-based compensation	$32	$12	$13
Stock Options
Stock options are granted with their exercise price equal to the closing market price of the Company’s stock on the last trading day preceding the grant date, except for those stock options outstanding as of September 27, 2013, for which the exercise prices (and number of stock options) were adjusted for the conversion at separation.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock option activity for the year ended February 2, 2018 was:

	Shares of stocks under stock options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
	(in millions)		(in years)	(in millions)
Outstanding at February 3, 2017	1.9	$38.57	4.0	$84
Options granted	0.2	73.39
Options forfeited or expired	(0.1)	57.90
Options exercised	(0.6)	35.12
Outstanding at February 2, 2018	1.4	$43.07	3.5	$46
Options exercisable at February 2, 2018	1.1	$36.70	2.8	$41
Vested and expected to vest as of February 2, 2018	1.4	$42.90	3.5	$46

As of February 2, 2018 there was $3 million of unrecognized compensation cost, net of estimated forfeitures, related to stock options, which is expected to be recognized over a weighted average period of 1.1 years.
The following table summarizes activity related to exercises of stock options:

	Year Ended
	February 2, 2018	February 3, 2017	January 29, 2016
	(in millions)
Cash received from exercises of stock options	$—	$—	$—
Stock exchanged at fair value upon exercises of stock options	$1	$3	$3
Tax benefits from exercises of stock options	$8	$8	$3
Total intrinsic value of options exercised	$22	$21	$10

The fair value of stock option awards granted under the Company’s plan were valued using the Black-Scholes option-pricing model based on the following assumptions:
Expected Term--The expected term is calculated using the U.S. Security and Exchange Commission’s “simplified method” as the midpoint between the vesting term and contractual term.
Expected Volatility--For options granted during fiscal 2018 and 2017, the expected volatility was based on the historical volatility of the Company since the separation from former Parent. For options granted during fiscal 2016, the expected volatility is based on a leverage-adjusted daily average volatility of the Company’s peer group companies over a period consistent with the expected term. Peer group companies were selected from companies within the Company’s industry that most closely match the Company’s business, including size, capital structure and customer base.
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The weighted average grant date fair value and assumptions used to determine the fair value of stock options granted for the periods presented were:

	Year Ended
	February 2, 2018	February 3, 2017	January 29, 2016
Weighted average grant-date fair value	$16.34	$10.20	$11.76
Expected term (in years)	4.4	4.4	4.5
Expected volatility	28.2%	28.9%	31.7%
Risk-free interest rate	1.7%	1.2%	1.2%
Dividend yield	1.5%	2.7%	2.1%

Vesting Stock Awards
Vesting stock award activity for the year ended February 2, 2018 was:

	Shares of stock under stock awards	Weighted average grant date fair value
	(in millions)
Unvested February 3, 2017	1.4	$43.46
Awards granted	0.4	72.90
Awards forfeited	(0.1)	61.74
Awards vested	(0.8)	38.21
Unvested February 2, 2018	0.9	$59.93

The grant date fair value of vesting stock awards is based on the closing market price of the Company’s stock on the last trading day preceding the grant date, except for those granted prior to the separation under former Parent’s Plan which were based on the fair value of former Parent’s common stock and adjusted for the separation conversion on September 27, 2013. The weighted average grant date fair value of the vesting stock awards granted for fiscal 2018, fiscal 2017 and fiscal 2016 was $72.90, $53.62 and $50.26, respectively. As of February 2, 2018 there was $30 million of unrecognized compensation cost, net of estimated forfeitures, related to vesting stock awards, which is expected to be recognized over a weighted average period of 1.6 years. The fair value of vesting stock awards that vested in fiscal 2018, fiscal 2017 and fiscal 2016 was $58 million, $64 million and $39 million, respectively.
Performance Share Awards
Performance share award activity for the year ended February 2, 2018 was:

	Shares of stock under performance shares	Weighted average grant date fair value
	(in millions)
Unvested performance shares at February 3, 2017	0.2	$52.73
Performance shares granted	0.1	72.91
Performance shares forfeited	—	—
Performance shares vested	(0.1)	52.11
Performance shares adjustment	—	—
Unvested performance shares at February 2, 2018	0.2	$62.96

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The actual number of shares to be issued upon vesting range between 0-150% of the specified target shares. The number of performance shares are presented at 100% of the specified target shares in the table above, except for performance shares that vested and performance shares adjustment. Performance shares vested reflects the number of shares to be issued based on the actual achievement of the performance goals for shares that vested during the period. Performance shares adjustment reflects the increase or decrease in the number of performance shares vested compared to the number of performance shares that would have vested at target. The fair value of performance share awards that vested in fiscal 2018 was $5 million. For unvested performance shares as of February 2, 2018 the Company expects to issue 0.1 million shares of stock in the future based on estimated future achievement of the performance goals. The grant date fair value of the performance share awards granted for fiscal 2018, fiscal 2017, and fiscal 2016 was $72.91, $53.34 and $52.11, respectively. The grant date fair value of performance share awards is based on the closing market price of the Company’s common stock on the last trading day preceding the grant date. As of February 2, 2018 there was $3.8 million of unrecognized compensation cost, net of estimated forfeitures, related to performance share awards, which is expected to be recognized over a weighted average period of 1.8 years.

Note 7—Retirement Plans:
Defined Contribution Plans
The Company sponsors the Science Applications International Corporation Retirement Plan (a qualified defined contribution 401(k) plan) and an employee stock ownership plan, in which most employees are eligible to participate. There are a variety of investment options available including the Company's stock.
The Science Applications International Corporation Retirement Plan allows eligible participants to contribute a portion of their income through payroll deductions and the Company makes matching company contributions and may also make discretionary contributions. The Company contributions expensed for defined contribution plans were $42 million, $48 million and $47 million in fiscal 2018, 2017 and 2016, respectively.
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8—Income Taxes:
Substantially all of the Company’s income before income taxes for the three years ended February 2, 2018 is subject to taxation in the United States. Income tax disclosures as of and for the period ended February 3, 2017 have been restated to adjust for the impacts from the correction of fiscal 2017 revenues as described in Note 1. The provision for income taxes for each of the periods presented include the following:

	Year Ended
	February 2, 2018	February 3, 2017	January 29, 2016
	(in millions)
Current:
Federal	$3	$59	$51
State	2	12	12
Deferred:
Federal	26	2	5
State	4	(4)	(2)
Total	$35	$69	$66
A reconciliation of the provision for income taxes to the amount computed by applying the statutory federal income tax rate to income before income taxes for each of the periods presented follows:

	Year Ended
	February 2, 2018	February 3, 2017	January 29, 2016
	(in millions)
Statutory federal income tax rate(1)	33.7%	35.0%	35.0%
Amount computed at the blended statutory federal income tax rate	$72	$74	$64
State income taxes, net of federal tax benefit	8	6	6
Research and development credits	(3)	(8)	(2)
Federal income tax reduction per the Tax Act	(17)	—	—
Manufacturer's deduction	(1)	(2)	(4)
Non-deductible acquisition costs	—	—	2
Excess tax benefits for stock-based compensation	(22)	—	—
Work opportunity tax credit	(1)	(1)	—
Other	(1)	—	—
Total	$35	$69	$66
Effective income tax rate	16.5%	32.7%	36.0%

(1)	The statutory federal income tax rate for fiscal 2018 is a blended rate due to the Tax Act. See Note 1.

The effective income tax rate for fiscal 2018 is lower than fiscal 2017 primarily due to $22 million in excess tax benefits in the current year as well as the effect of the federal rate change of $17 million due to the Tax Act. The excess tax benefits are related to employee share-based compensation as a result of the adoption of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, see “Accounting Standards Updates” in Note 1. The effective income tax rate in fiscal 2017 was lower than fiscal 2016 primarily due increased research and development credits in fiscal 2017.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes are recorded for differences in the basis of assets and liabilities for financial reporting purposes and tax reporting purposes. Deferred tax assets (liabilities) were comprised of:

	February 2, 2018	February 3, 2017
	(in millions)
Accrued vacation and bonuses	$18	$27
Accrued liabilities	3	8
Deferred compensation	14	22
Stock awards	9	17
Net operating loss carry-forward & tax credits-carry forward	12	21
Accumulated other comprehensive loss	—	1
Valuation allowance	(1)	(1)
Total deferred tax assets	55	95
Deferred revenue	(20)	(28)
Fixed asset basis differences	(6)	(6)
Purchased intangible assets	(51)	(69)
Accumulated other comprehensive income	(1)	—
Total deferred tax liabilities	(78)	(103)
Net deferred tax liabilities	$(23)	$(8)

For fiscal 2018, net deferred tax liabilities are presented as deferred income taxes on the consolidated balance sheets. For fiscal 2017, net federal deferred tax liabilities of $10 million are presented as deferred income taxes, and net state deferred tax assets of $2 million are presented in other assets on the consolidated balance sheets. Deferred tax assets for both periods presented include state research tax credit carryforwards for which the Company has set up a valuation allowance.
The changes in the unrecognized tax benefits, excluding accrued interest and penalties, were:

	Year Ended
	February 2, 2018	February 3, 2017	January 29, 2016
	(in millions)
Unrecognized tax benefits at beginning of the year	$5	$—	$—
Additions for tax positions related to prior years	1	2	—
Additions for tax positions related to the current year	1	3	—
Unrecognized tax benefits at end of the year	$7	$5	$—
Unrecognized tax benefits that, if recognized, would affect the effective income tax rate	$7	$5	$—
Unrecognized tax benefits for fiscal 2018 of $6 million are presented as other long-term liabilities and $1 million is classified as a reduction to the corresponding deferred tax asset, presented in other assets on the consolidated balance sheets. Unrecognized tax benefits for fiscal 2017 of $4 million are presented as other long-term liabilities and $1 million is classified as a reduction to the corresponding deferred tax asset. We do not believe that it is reasonably possible that the unrecognized tax benefits will materially change in the next 12 months.
For the periods presented, there was not a significant amount of accrued interest and penalties recognized in the consolidated balance sheets and statements of income and comprehensive income. Tax interest and tax penalties, if any, would be included in income tax expense.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Beginning with fiscal 2014, the Company has filed income tax returns in the U.S. and various state jurisdictions, which may be subject to routine compliance reviews by the IRS and other taxing authorities. While the Company believes it has adequate accruals for uncertain tax positions, the tax authorities may determine that the Company owes taxes in excess of recorded accruals or the recorded accruals may be in excess of the final settlement amounts agreed to by tax authorities. The Company’s tax returns for fiscal years 2014 through 2017 remain subject to examination by the IRS and various other tax jurisdictions. The Company is not responsible for any tax items on operations before the separation except for Scitor’s tax returns that remain subject to examination by the U.S. Internal Revenue Service and various other tax jurisdictions from 2005 through the acquisition.
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
The Company has $6 million of state credit carryforwards that will begin to expire in fiscal 2026.
Note 9—Debt Obligations:
The Company’s long-term debt as of the periods presented was as follows:

	February 2, 2018					February 3, 2017
	Stated interest rate	Effective interest rate	Principal	Unamortized Debt Issuance Costs	Net	Principal	Unamortized Debt Issuance Costs	Net
			(in millions)
Term Loan A Facility due August 2021	3.88%	3.99%	$635	$(2)	$633	$660	$(2)	$658
Term Loan B Facility due May 2022	3.94%	4.54%	400	(9)	391	400	(11)	389
Total long-term debt			$1,035	$(11)	$1,024	$1,060	$(13)	$1,047
Less current portion			41	—	41	25	—	25
Total long-term debt, net of current portion			$994	$(11)	$983	$1,035	$(13)	$1,022
As of February 2, 2018, the Company has a $1.2 billion credit facility (the Credit Facility) between the Company, as borrower, and Citibank, N.A. (Citibank), as administrative agent, which consists of a $200 million secured revolving credit facility (the Revolving Credit Facility), a $635 million secured term facility (Term Loan A Facility), and a $400 million secured term facility (Term Loan B Facility) (together, the Term Loan Facilities). On August 2, 2017, the Company borrowed $25 million under the Revolving Credit Facility, which was repaid in full on August 18, 2017. The Revolving Credit Facility is available to the Company through August 2021 and there is no balance outstanding as of February 2, 2018.
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On August 23, 2016, the Company entered into the First Amendment to the Second Amended and Restated Credit Agreement (1st Amendment) to extend the maturity of the Term Loan A Facility and the termination date of the Revolving Credit Facility from September 2018 to August 2021, and to transfer $132 million of principal outstanding under the Term Loan B Facility to the Term Loan A Facility. Further, the 1st Amendment lowered the interest rate margins on the Revolving Credit Facility and the Term Loan Facilities, reset the Term Loan A Facility’s quarterly principal repayment schedule and eliminated the required quarterly principal repayments for the Term Loan B Facility. In fiscal 2017, the Company recognized $5 million in expenses associated with the 1st Amendment, which is included in interest expense and includes $2 million in write-offs of unamortized debt issuance costs. The Company deferred an additional $2 million in financing fees that are amortized to interest expense utilizing the effective interest method.
Borrowings under the Credit Facility bear a variable rate of interest based on the Eurocurrency Rate or Base Rate, plus applicable margin. The applicable margin with respect to Term Loan A Facility and borrowings under the Revolving Credit Facility range from 1.50% to 2.25% for Eurocurrency Rate loans, and 0.50% to 1.25% for Base Rate loans. Interest rate margins for the Term Loan B Facility are 2.50%, subject to a 0.75% floor for Eurocurrency Rate loans, or 1.50% for Base Rate loans. The Company also pays a commitment fee with respect to undrawn amounts under the Revolving Credit Facility ranging from 0.30% to 0.40%. Except for the Term Loan B Facility, the applicable margin and commitment fees will vary based on the Company’s leverage ratio.
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
The Term Loan A Facility principal under the 1st Amendment is repaid quarterly on the last business day of each July, October, January, and April. The Company will make scheduled quarterly principal repayments of $8.3 million through July 31, 2018; $12.4 million between October 31, 2018 to July 31, 2019; and $16.5 million between October 31, 2019 and the Term Loan A Facility maturity date. The Term Loan B Facility principal under the 1st Amendment is payable in full upon maturity. Prior to the 1st Amendment, Term Loan B Facility principal amortized quarterly in an amount equal to $1.4 million plus accrued interest on the amount of principal repaid, which was payable on each October 31, January 31, April 30, and July 31. Principal amortization began July 31, 2015.
The scheduled principal repayments for Term Loan A may be further reduced or eliminated by mandatory principal prepayments. Mandatory principal prepayments are allocated to Term Loan A and Term Loan B on a pro rata basis and reduce the remaining scheduled principal installments for each facility. Voluntary principal prepayments may be applied to either or both loans at the Company’s direction. The Company made voluntary principal prepayments applied to Term Loan A Facility of $9 million during fiscal 2018 and Term Loan B Facility of $4 million during fiscal 2017.
The Credit Facility requires the maintenance of a Senior Secured Leverage Ratio (as defined in the Second Amended and Restated Credit Agreement) of not greater than 4.00 to 1.00 until July 31, 2016, and not greater than 3.75 to 1.00 thereafter, and requires the Company to make an annual prepayment as a portion of its Excess Cash Flow (as defined in the 1st Amendment). The Company does not have a mandatory prepayment for the year ended February 2, 2018.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Credit Facility contains certain restrictive covenants applicable to the Company and its subsidiaries, which include limitations on the ability to merge or consolidate with other entities; enter into property sale and lease-back transactions and pay dividends or make stock repurchases under certain leverage ratios. The Credit Facility also contains certain customary events of default, including, among others, defaults based on certain bankruptcy and insolvency events, nonpayment, cross-defaults to other debt, breach of specified covenants, ERISA events, material monetary judgments, change of control events and the material inaccuracy of the Company’s representations and warranties. If an event of default occurs and is continuing under the Credit Facility, the administrative agent shall at the request of the required lenders or may with the consent of the required lenders terminate the commitments thereunder, declare amounts outstanding (including principal and accrued interest and fees) payable immediately, and enforce any and all rights and interests. As of February 2, 2018 the Company was in compliance with the covenants under its Credit Facility.
Maturities of long-term debt as of February 2, 2018 are:

Fiscal Year Ending	Total
(in millions)
2019	$41
2020	58
2021	66
2022	469
2023	401
Total principal payments	$1,035
As of February 2, 2018 and February 3, 2017, the carrying value of the Company’s outstanding debt obligations approximated its fair value. The fair value of long-term debt is calculated using Level 2 inputs, based on interest rates available for debt with terms and maturities similar to the Company’s Term Loan Facilities.
Subsequent to the end of fiscal 2018, on February 7, 2018, the Company entered into the Second Amendment to the Second Amended and Restated Credit Agreement (2nd Amendment) to reduce the interest rate margins for the Term Loan A Facility, the Term Loan B Facility and the Revolving Credit Facility. Pursuant to the 2nd Amendment, the applicable margin with respect to Term Loan A Facility and borrowings under the Revolving Credit Facility will range from 1.25% to 2.00% for Eurocurrency Rate loans, and 0.25% to 1.00% for Base Rate loans. Interest rate margins for the Term Loan B Facility will be 2.00%, subject to a 0.75% floor for Eurocurrency Rate loans, or 1.00% for Base Rate loans.
Note 10—Derivative Instruments Designated as Cash Flow Hedges:
The Company’s derivative instruments designated as cash flow hedges consist of:

					Asset (Liability) Fair Value(1) at
	Notional Amount at February 2, 2018	Pay Fixed Rate	Receive Variable Rate	Settlement and Termination	February 2, 2018	February 3, 2017
	(in millions)				(in millions)
Term loan A interest rate swaps	$363	1.41%	1-month LIBOR	Monthly through September 26, 2018	$1	$(1)
Term loan B interest rate swaps	350	1.88%	3-month LIBOR(2)	Quarterly through May 7, 2020	4	(2)
Total	$713				$5	$(3)

(1)
The fair value of the fixed interest rate swaps asset is included in other assets on the consolidated balance sheets. The fair value of the fixed interest rate swaps liability is included in other accrued liabilities on the consolidated balance sheets.

(2)	Subject to a 0.75% floor.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

The Company is party to fixed interest rate swap instruments that are designated and accounted for as cash flow hedges to manage risks associated with interest rate fluctuations on a portion of the Company’s floating rate debt. The counterparties to all swap agreements are financial institutions. See Note 11 for the effective portion of the unrealized change in fair values on cash flow hedges recognized in other comprehensive income (loss) and the amounts reclassified from accumulated other comprehensive income (loss) into earnings for the current and comparative periods presented. There was no ineffectiveness during any of the periods presented. The Company estimates that it will reclassify $2 million of unrealized gains from accumulated other comprehensive income into earnings in the twelve months following February 2, 2018.
Note 11—Changes in Accumulated Other Comprehensive Income by Component:
The following table presents the changes in accumulated other comprehensive income attributable to the Company’s fixed interest rate swap cash flow hedges that are discussed in Note 10.

	Unrealized Gains (Losses) on Fixed Interest Rate Swap Cash Flow Hedges
	Pre-Tax Amount(1)	Income Tax(2)	Net Amount
	(in millions)
Balance at February 3, 2017	$(3)	$1	$(2)
Other comprehensive income before reclassifications	5	(2)	3
Amounts reclassified from accumulated other comprehensive loss	3	(1)	2
Net other comprehensive income	8	(3)	5
Impact of the Tax Act(3)	—	1	1
Balance at February 2, 2018	$5	$(1)	$4
Balance at January 30, 2016	$(14)	$5	$(9)
Other comprehensive income before reclassifications	3	(1)	2
Amounts reclassified from accumulated other comprehensive loss	8	(3)	5
Net other comprehensive income	11	(4)	7
Balance at February 3, 2017	$(3)	$1	$(2)
Balance at January 30, 2015	$(8)	$3	$(5)
Other comprehensive loss before reclassifications	(15)	6	(9)
Amounts reclassified from accumulated other comprehensive loss	9	(4)	5
Net other comprehensive loss	(6)	2	(4)
Balance at January 29, 2016	$(14)	$5	$(9)

(1)	The amount reclassified from accumulated other comprehensive income (loss) is included in interest expense.

(2)	The amount reclassified from accumulated other comprehensive income (loss) is included in the provision for income taxes.

(3)	The amount reclassified from accumulated other comprehensive income to retained earnings from the adoption of ASU 2018-02 as discussed in Note 1.

Note 12—Operating Leases:
The Company occupies most of its facilities under operating leases. Most of the leases require the Company to pay maintenance and operating expenses (such as taxes, insurance and utilities), and also contain renewal options to extend the lease and provisions for periodic rate escalations to reflect inflationary increases. Certain equipment is leased under short-term or cancelable operating leases. Rental expense for facilities and equipment was $48 million, $65 million and $66 million in fiscal 2018, 2017 and 2016, respectively.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future minimum operating lease commitments at February 2, 2018 are:

Fiscal Year Ending	(in millions)
2019	$39
2020	31
2021	23
2022	20
2023	6
Thereafter	28
Total	$147

Note 13—Business Segment Information:
The Company is organized as a matrix comprised of three customer facing operating segments supported by three market service line organizations. The three operating segments are responsible for customer relationships, business development and program management, and delivery and execution, while the market service line organizations manage our workforce and the development of our offerings, solutions and capabilities. The Company does not track, and does not practicably have the ability to track, revenue or profit by market service line organization. Each of the Company’s three operating segments is focused on providing the Company’s comprehensive technical, engineering and enterprise IT service offerings to one or more agencies of the U.S federal government. The Company's operating segments are aggregated into one reportable segment because they have similar economic characteristics and meet the other aggregation criteria within the accounting standard on segment reporting, including similarities in the nature of the services provided, methods of service delivery, customers served and the regulatory environment in which they operate.
Substantially all of the Company’s revenues were generated by, and tangible long-lived assets owned by, entities located in the United States. As such, financial information by geographic location is not presented.
In each of fiscal 2018, 2017, and 2016 over 95% of our total revenues were attributable to prime contracts with the U.S. government or to subcontracts with other contractors engaged in work for the U.S. government.
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The Company has recorded reserves for estimated net amounts to be refunded to customers for potential adjustments for indirect cost audits and compliance with Cost Accounting Standards, which include indemnification obligations owing to former Parent for periods prior to the Distribution Date. As of February 2, 2018, the Company has recorded a total liability of $39 million for estimated net amounts to be refunded to customers for potential adjustments from audits of contract costs, which is presented in other accrued liabilities on the consolidated balance sheets. Any additional amounts which may be determined to be owed for periods prior to the separation will be allocated to former Parent and the Company in proportions determined in accordance with the Distribution Agreement.
Army Brigade Combat Team Modernization Engineering, Manufacturing and Development (BCTM) Program
The BCTM program was terminated for convenience by the Department of Defense (DoD) effective in September 2011. From October 2009 through termination, the Company and its prime contractor performed on this program under an undefinitized change order with a provision that allowed the Company to receive a provisional fixed fee (contract profit) lower than the estimated fixed fee due, pending completion of contract negotiations. The Company recognized revenues of approximately $480 million (including provisional fixed fee) from October 2009 through August 2013 under the undefinitized change order. In September 2017 the final contract termination proposal was ratified by the DoD. As a result of the ratification and final settlement the Company recognized approximately $2 million in additional revenues and profit in the third quarter of fiscal 2018. All administrative actions related to the close out of the BCTM program are complete as of February 2, 2018.
Letters of Credit and Surety Bonds
The Company has outstanding obligations relating to letters of credit of $12 million as of February 2, 2018, principally related to guarantees on insurance policies. The Company also has outstanding obligations relating to surety bonds in the amount of $17 million, principally related to performance and payment bonds on the Company’s contracts. The majority of the surety bonds outstanding were initially obtained by former Parent and the Company is required to satisfy these obligations under the terms of the Distribution Agreement.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15—Selected Quarterly Financial Data (Unaudited):
Selected unaudited financial data for each quarter of the most recent two fiscal years was:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in millions, except per share amounts)
Fiscal 2018
Revenues	$1,103	$1,078	$1,145	$1,128
Operating income	63	59	72	62
Net income	49	36	43	51
Basic EPS	$1.12	$0.83	$0.99	$1.19
Diluted EPS	$1.08	$0.80	$0.98	$1.16
Fiscal 2017(1)
Revenues	$1,213	$1,093	$1,112	$1,024
Operating income	64	68	72	59
Net income	31	36	41	35
Basic EPS	$0.69	$0.80	$0.93	$0.79
Diluted EPS	$0.67	$0.78	$0.90	$0.77

(1)
Fiscal 2017 amounts have been restated to adjust for the impacts from the correction of fiscal 2017 revenues as described and reconciled in Note 1. This correction has the impact of reducing each quarter's revenues in fiscal 2017 by $2 million.

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

3.1	Amended and Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed with the SEC on October 1, 2013.

3.2	Amended and Restated Bylaws. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed with the SEC on June 8, 2017.

10.1
Second Amendment to the Second Amended and Restated Credit Agreement, dated February 7, 2018 by and among the Company, Citibank N.A. as administrative agent and collateral agent, and certain other lenders and parties thereto. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on February 9, 2018.

10.2
First Amendment to the Second Amended and Restated Credit Agreement, dated August 23, 2016 by and among the Company, Citibank N.A. as administrative agent and collateral agent, and certain other lenders and parties thereto. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on August 25, 2016.

10.3
Second Amended and Restated Credit Agreement, dated May 4, 2015 by and among the Company, Citibank N.A. as administrative agent and collateral agent, and Bank of America, N.A., as a syndication agent, and certain other lenders and parties thereto. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on May 4, 2015.

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

16.1	Letter from Deloitte & Touche LLP. Incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K as filed with the SEC on December 15, 2017.

21	Subsidiaries of Registrant.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File.

*	Compensation Plans and Arrangements