Form 10-Q
period 2018-05-04
Science Applications International Corp
filed 2018-06-13
CIK 1571123

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
Form 10-Q
_________________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 4, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No   ☒
The number of shares issued and outstanding of the registrant’s common stock as of May 25, 2018 was as follows:
42,444,944 shares of common stock ($.0001 par value per share)

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
FORM 10-Q

-i-

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
CONDENSED AND CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended
	May 4, 2018	May 5, 2017
	(in millions, except per share amounts)
Revenues	$1,175	$1,103
Cost of revenues	1,074	1,007
Selling, general and administrative expenses	35	33
Operating income	66	63
Interest expense	12	11
Other (income) expense, net	(1)	—
Income before income taxes	55	52
Provision for income taxes (Note 5)	(6)	(3)
Net income	$49	$49
Other comprehensive income, net of tax (Note 8)	1	1
Comprehensive income	$50	$50
Earnings per share (Note 2):
Basic	$1.16	$1.12
Diluted	$1.13	$1.08
Cash dividends declared and paid per share	$0.31	$0.31

See accompanying notes to condensed and consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
CONDENSED AND CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	May 4, 2018	February 2, 2018
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$152	$144
Receivables, net	671	674
Inventory, prepaid expenses and other current assets	107	132
Total current assets	930	950
Goodwill	863	863
Intangible assets (net of accumulated amortization of $60 million and $55 million at May 4, 2018 and February 2, 2018, respectively)	174	179
Property, plant, and equipment (net of accumulated depreciation of $147 million and $143 million at May 4, 2018 and February 2, 2018, respectively)	66	61
Other assets	28	20
Total assets	$2,061	$2,073

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$466	$504
Accrued payroll and employee benefits	184	150
Long-term debt, current portion (Note 6)	45	41
Total current liabilities	695	695
Long-term debt, net of current portion (Note 6)	971	983
Deferred income taxes	24	23
Other long-term liabilities	46	45
Commitments and contingencies (Note 9)
Equity:
Common stock, $.0001 par value, 1 billion shares authorized, 43 million shares issued and outstanding as of May 4, 2018 and February 2, 2018	—	—
Additional paid-in capital	—	—
Retained earnings	320	323
Accumulated other comprehensive income (Note 8)	5	4
Total equity	325	327
Total liabilities and equity	$2,061	$2,073

See accompanying notes to condensed and consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
CONDENSED AND CONSOLIDATED STATEMENT OF EQUITY
(UNAUDITED)

	Shares of common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Total
	(in millions)
Balance at February 2, 2018	43	$—	$323	$4	$327
Cumulative impact from adopting ASC 606 (Note 1) on February 3, 2018	—	—	3	—	3
Net income	—	—	49	—	49
Issuances of stock	1	2	—	—	2
Other comprehensive income, net of tax	—	—	—	1	1
Cash dividends of $0.31 per share	—	—	(13)	—	(13)
Stock-based compensation	—	(2)	(9)	—	(11)
Repurchases of stock	(1)	—	(33)	—	(33)
Balance at May 4, 2018	43	$—	$320	$5	$325

See accompanying notes to condensed and consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
CONDENSED AND CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	May 4, 2018	May 5, 2017
	(in millions)
Cash flows from operating activities:
Net income	$49	$49
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11	10
Stock-based compensation expense	8	8
Increase (decrease) resulting from changes in operating assets and liabilities:
Receivables	8	(43)
Inventory, prepaid expenses and other current assets	7	23
Other assets	(6)	1
Accounts payable and accrued liabilities	(24)	16
Accrued payroll and employee benefits	34	22
Other long-term liabilities	1	2
Net cash provided by operating activities	88	88
Cash flows from investing activities:
Expenditures for property, plant, and equipment	(6)	(4)
Net cash used in investing activities	(6)	(4)
Cash flows from financing activities:
Dividend payments to stockholders	(14)	(14)
Principal payments on borrowings	(8)	(9)
Issuances of stock	2	2
Stock repurchased and retired or withheld for taxes on equity awards	(53)	(65)
Disbursements for obligations assumed from Scitor acquisition	—	(2)
Deferred financing costs	(1)	—
Net cash used in financing activities	(74)	(88)
Net increase (decrease) in cash, cash equivalents and restricted cash	8	(4)
Cash, cash equivalents and restricted cash at beginning of period	152	218
Cash, cash equivalents and restricted cash at end of period (Note 1)	$160	$214

See accompanying notes to condensed and consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1—Business Overview and Summary of Significant Accounting Policies:
Overview
Science Applications International Corporation (collectively, with its consolidated subsidiaries, the “Company”) is a leading provider of technical, engineering and enterprise information technology (IT) services primarily to the U.S. government. The Company provides engineering and integration services for large, complex projects and offers a broad range of services with a targeted emphasis on higher-end, differentiated technology services. The Company is organized as a matrix comprised of three customer facing operating segments supported by three market service line organizations. Each of the Company’s three customer facing operating segments is focused on providing the Company’s comprehensive technical and enterprise IT service offerings to one or more agencies of the U.S federal government. The Company's operating segments are aggregated into one reportable segment for financial reporting purposes.
Principles of Consolidation and Basis of Presentation
The accompanying financial information has been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting purposes. References to “financial statements” refer to the condensed and consolidated financial statements of the Company, which include the statements of income and comprehensive income, balance sheets, statement of equity and statements of cash flows. These financial statements were prepared in accordance with U.S. generally accepted accounting principles (GAAP). All intercompany transactions and account balances within the Company have been eliminated. The financial statements are unaudited, but in the opinion of management include all adjustments, which consist of normal recurring adjustments, necessary for a fair presentation thereof. The results reported in these financial statements are not necessarily indicative of results that may be expected for the entire year and should be read in conjunction with the information contained in the Company’s Annual Report on Form 10-K for the year ended February 2, 2018.
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
Reporting Periods
The Company utilizes a 52/53 week fiscal year ending on the Friday closest to January 31, with fiscal quarters typically consisting of 13 weeks. Fiscal 2018 began on February 4, 2017 and ended on February 2, 2018, while fiscal 2019 began on February 3, 2018 and ends on February 1, 2019.
Operating Cycle
The Company’s operating cycle may be greater than one year and is measured by the average time intervening between the inception and the completion of contracts. Contract assets and liabilities are recorded net on a contract-by-contract basis and generally are classified as current, based on our contract operating cycle.
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
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the condensed and consolidated balance sheets for the periods presented:

	May 4, 2018	February 2, 2018
	(in millions)
Cash and cash equivalents	$152	$144
Restricted cash included in other assets	8	8
Cash, cash equivalents and restricted cash	$160	$152
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
The Company adopted the standard on February 3, 2018, using the modified retrospective method. Under this method, the Company recognized the cumulative effect of adoption as an adjustment to its opening balance of retained earnings on February 3, 2018. In determining the cumulative impact of the adoption the Company applied the provisions of ASC 606 only to contracts that had not yet been completed at the date of adoption.
Prior periods were not retrospectively adjusted, but the Company will maintain dual reporting for the year of initial application, disclosing the effect of adoption.
Under the new standard, the Company continues to recognize revenue over time as services are rendered to fulfill its contractual obligations; however, the Company generally accounts for customer option period exercises (renewals) and service contract modifications prospectively, instead of as a cumulative adjustment to revenue under a single unit of accounting. Also, under the new standard, award and incentive-based fees generally are recognized during the discrete periods of performance to which they relate as opposed to on a cumulative basis over the contract period. The net impact to opening retained earnings from these changes as a result of the adoption was $3 million.
The Company no longer defers the recognition of revenues and costs associated with significant upfront material acquisitions on programs previously accounted for using the efforts-expended method of percentage of completion. Under the new standard, the Company recognizes revenue on an adjusted cost-to-cost basis, where the amount of revenue that is recognized is equal to the amount of costs incurred plus profit based on the adjusted cost input measure of progress. This change resulted in a $15 million reduction in inventories, prepaid expenses and other current assets and accounts payable and accrued liabilities on February 3, 2018, but had no impact on the adjustment to opening retained earnings.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The cumulative effect of adopting ASC 606 on the Company's opening balance sheet is as follows:

	Balance at February 2, 2018	Adjustments due to ASC 606	Opening Balance at February 3, 2018
	(in millions)
Assets
Receivables, net	$674	$5	$679
Inventories, prepaid expenses and other current assets	132	(18)	114

Liabilities and Equity
Accounts payable and accrued liabilities	504	(16)	488
Retained earnings	$323	$3	$326
The amounts by which the Company’s financial statements were impacted by the adoption of ASC 606, as compared to the guidance in effect before the change, as of and for the three months ended May 4, 2018 were as follows:

	Three Months Ended May 4, 2018
	As reported	Balances without adoption of ASC 606	Effect of change Higher/(Lower)
	(in millions)
Income Statement
Revenues	$1,175	$1,185	$(10)
Cost of revenues	1,074	1,083	(9)
Operating income	$66	$67	$(1)

	May 4, 2018
	As reported	Balances without adoption of ASC 606	Effect of change Higher/(Lower)
	(in millions)
Balance Sheet
Assets
Receivables, net	$671	$667	$4
Inventories, prepaid expenses and other current assets	107	117	(10)
Other assets	28	26	2

Liabilities and Equity
Accounts payable and accrued liabilities	466	472	(6)
Retained earnings	$320	$318	$2
These impacts were primarily attributable to the change in accounting for programs previously accounted for using the efforts-expended method of percentage of completion.

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
In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedge Activities, which simplifies the application of hedge accounting and eliminates the requirement to separately measure and report hedge ineffectiveness. The Company early adopted the provisions of the standard in the first quarter of fiscal 2019 and it did not have a material impact on the Company's financial statements.
Other Accounting Standards Updates effective after May 4, 2018 are not expected to have a material effect on the Company’s financial statements.
Note 2—Earnings Per Share and Dividends:
Earnings Per Share
Basic earnings per share (EPS) is computed by dividing net income by the basic weighted-average number of shares outstanding. Diluted EPS is computed similarly to basic EPS, except the weighted-average number of shares outstanding is increased to include the dilutive effect of outstanding stock options and other stock-based awards.
A reconciliation of the weighted-average number of shares outstanding used to compute basic and diluted EPS was:

	Three Months Ended
	May 4, 2018	May 5, 2017
	(in millions)
Basic weighted-average number of shares outstanding	42.4	43.7
Dilutive common share equivalents - stock options and other stock-based awards	1.0	1.8
Diluted weighted-average number of shares outstanding	43.4	45.5
The following stock-based awards were excluded from the weighted-average number of shares outstanding used to compute diluted EPS:

	Three Months Ended
	May 4, 2018	May 5, 2017
	(in millions)
Antidilutive stock options excluded	0.3	0.1
Dividends
The Company declared and paid a quarterly dividend of $0.31 per share of its common stock during the three months ended May 4, 2018. On June 6, 2018, the Company's Board of Directors declared a quarterly dividend of $0.31 per share of the Company's common stock payable on July 27, 2018 to stockholders of record on July 13, 2018.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 3—Revenues:
Revenue Recognition
The Company provides technical, engineering and enterprise IT services under long-term service arrangements primarily with the U.S. government including subcontracts with other contractors engaged in work for the U.S. government. The Company also serves a number of state and local governments, foreign governments and U.S. commercial customers.
The Company provides services under various contract types, including firm-fixed price (FFP), time-and-materials (T&M), cost-plus-fixed-fee, cost-plus-award-fee and cost-plus-incentive-fee contracts. Our service arrangements typically involve an annual base period of performance followed by renewal periods that are accounted for as separate contracts upon each exercise.
The Company recognizes revenue when, or as, we satisfy our performance obligations under a contract. A performance obligation is the unit of account for revenue recognition and refers to a promise in a contract to transfer a distinct service or good to the customer. The majority of the Company’s contracts contain a single performance obligation involving a significant integration of various activities that are performed together to deliver a combined service or solution. Performance obligations may be satisfied over time or at a point in time, but the majority of the Company’s performance obligations are satisfied over time. The Company selects the appropriate measure of progress for revenue recognition based on the nature of the performance obligation, contract type and other pertinent contract terms.
Over time performance obligations may involve a series of recurring services, such as network operations and maintenance, operation and program support services, IT outsourcing services, and other IT arrangements where the Company is standing ready to provide support, when-and-if needed. Such performance obligations are satisfied over time because the customer simultaneously receives and consumes the benefits of our performance as services are provided. Alternatively, over time performance obligations may involve the completion of a contract deliverable. Examples include systems integration, network engineering, network design, and engineering and build services. Deliverable-based performance obligations are satisfied over time when the Company’s performance creates or enhances an asset that is controlled by the customer, or when the Company’s performance creates an asset that is customized to the customer’s specifications and the Company has a right to payment, including profit, for work performed to date.
For recurring services performance obligations, the Company measures progress using either a cost input measure (cost-to-cost), a time-elapsed output measure, or the as-invoiced practical expedient. A cost input measure typically is applied to the Company’s cost-reimbursable contracts. Revenue is recognized based on the ratio of costs incurred to total estimated costs at completion. Award or incentive fees are allocated to the distinct periods to which they relate. For fixed-price contracts, a time-elapsed output measure is applied to fixed consideration, such that revenue is recognized ratably over the period of performance. Where fixed-price contracts also provide for reimbursement of certain costs, such as travel or other direct costs, consideration may be attributed only to a distinct subset of time within the performance period. The Company’s time-and-material and fixed price-level of effort contracts generally qualify for the as-invoiced practical expedient. Revenue is recognized in the amount to which the Company has a contractual right to invoice. Contract modifications typically create new enforceable rights and obligations, which are accounted for prospectively. Changes to our estimates of the transaction price are recognized as a cumulative adjustment to revenue.
For deliverable-based performance obligations satisfied over time, the Company recognizes revenue using a cost input measure of progress (cost-to-cost), regardless of contract type. Revenue is recognized based on the ratio of costs incurred to total estimated costs at completion, except for certain contracts for which the costs associated with significant materials or hardware procurements are excluded from the measure of progress and revenue is recognized on an adjusted cost-to-cost basis. Contract modifications typically change currently enforceable rights and obligations and are accounted for as a cumulative adjustment to revenue. Changes to our estimates of transaction price are recognized as a cumulative adjustment to revenue.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

For performance obligations in which the Company does not transfer control over time, we recognize revenue at the point-in-time when the customer obtains control of the related asset, usually at the time of shipment or upon delivery. The Company accrues for shipping and handling costs occurring after the point-in-time control transfers to the customer.
Recognizing revenue on long-term contracts involves significant estimates and judgments. The transaction price is the estimated amount of consideration we expect to receive for performance under our contracts. Contract terms may include variable consideration, such as reimbursable costs, award and incentive fees, usage-based fees, service-level penalties, performance bonuses, or other provisions that can either increase or decrease the transaction price. Variable amounts generally are determined upon our achievement of certain performance metrics, program milestones or cost targets and may be based upon customer discretion. When making our estimates, the Company considers the customer, contract terms, the complexity of the work and related risks, the extent of customer discretion, historical experience and the potential of a significant reversal of revenue. The Company includes variable consideration in the transaction price only to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved.
Estimating costs at completion is complex due to the nature of the services being performed and the length of certain contracts. Contract costs generally include direct costs, such as labor, subcontract costs and materials, and indirect costs identifiable with or allocable to a specific contract. Management must make assumptions regarding the complexity of the work to be performed, the schedule and associated tasks, labor productivity and availability, increases in wages and prices of materials, execution by our subcontractors, overhead cost rates, and other variables. Contract costs incurred for U.S. government contracts, including indirect costs, are subject to audit and adjustment by the Defense Contract Audit Agency ("DCAA").
Contract fulfillment costs are expensed as incurred except for certain costs incurred for transition, set-up or other fulfillment activities under contracts, which are capitalized and amortized on a straight-line basis over the expected period of benefit, which generally includes the base contract period of performance and anticipated renewal periods. The Company provides for anticipated losses on contracts with the U.S. government by recording an expense for the total expected loss during the period in which the losses are first determined.
For contracts with multiple performance obligations, the Company allocates transaction price to each performance obligation based on the relative standalone selling price of each distinct performance obligation within the contract. Because the Company typically provides customized services and solutions that are specific to a single customer’s requirements, standalone selling price is most often estimated based on expected costs plus a reasonable profit margin.
Changes in Estimates
Changes in estimates of revenues, cost of revenues or profits related to performance obligations satisfied over time are recognized in operating income in the period in which such changes are made for the inception-to-date effect of the changes. Changes in these estimates can routinely occur over the performance period for a variety of reasons, which include: changes in scope; changes in cost estimates due to unanticipated cost growth or reassessments of risks impacting costs; changes in the estimated transaction price, such as variable amounts for incentive or award fees; and performance being better or worse than previously estimated. In cases when total expected costs exceed total estimated revenues for a performance obligation, the Company recognizes the total estimated loss in the quarter identified. Total estimated losses are inclusive of any unexercised options that are probable of award, only if they increase the amount of the loss.
Aggregate changes in these estimates decreased operating income by $5 million ($0.09 per diluted share) for the three months ended May 4, 2018, and decreased operating income by $5 million ($0.10 per diluted share) for the three months ended May 5, 2017. In addition, revenues for the three months ended May 4, 2018, were $1 million higher due to net revenue recognized from performance obligations satisfied in prior periods.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Disaggregation of Revenues
The Company's revenues are generated primarily from long-term contracts with the U.S. government including subcontracts with other contractors engaged in work for the U.S. government. The Company disaggregates revenues by customer, contract-type and prime vs. subcontractor to the federal government.
Disaggregated revenues by customer was as follows:

Three Months Ended
May 4, 2018
(in millions)
Department of Defense	$746
Other federal government agencies	413
Commercial, state and local	16
Total	$1,175
Disaggregated revenues by contract-type was as follows:

Three Months Ended
May 4, 2018
(in millions)
Cost reimbursement	$533
Time and materials (T&M)	315
Firm-fixed price (FFP)	327
Total	$1,175
Disaggregated revenues by prime vs. subcontractor was as follows:

Three Months Ended
May 4, 2018
(in millions)
Prime contractor to federal government	$1,077
Subcontractor to federal government	82
Other	16
Total	$1,175
Contract Balances
Timing of revenue recognition may differ from the timing of billing and cash receipts from customers. Amounts are invoiced as work progresses, typically biweekly or monthly in arrears, or upon achievement of contractual milestones. We record a contract asset when revenue is recognized prior to invoicing, or a contract liability when cash is received in advance of recognizing revenue. A contract asset is a right to consideration that is conditional upon factors other than the passage of time. Contract assets include unbillable receivables and contract retentions, but exclude billed and billable receivables. Billed and billable receivables are rights to consideration which are unconditional other than to the passage of time. Contract liabilities include customer advances, cash collected in excess of revenues and deferred revenue. Contract assets and liabilities are recorded net on a contract-by-contract basis and are generally classified as current based on our contract operating cycle. Deferred revenue attributable to long-term contract material renewal options may be classified as non-current when the option renewal period will not occur within one year of the balance sheet date.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Contract balances for the periods presented were as follows:

	Balance Sheet line item	May 4, 2018	February 3, 2018(1)
		(in millions)
Billed and billable receivables, net(2)	Receivables, net	$501	$510
Contract assets(3)	Receivables, net	170	169
Contract liabilities - current	Accounts payable and accrued liabilities	$7	$12

(1)	Includes the cumulative effect of the changes made to the Company's opening balance sheet at February 3, 2018 from the modified retrospective adoption of ASC 606.

(2)	Net of allowance for doubtful accounts of $2 million and $1 million as of May 4, 2018 and February 3, 2018, respectively.

(3)	Includes contract retentions of $10 million and $11 million as of May 4, 2018 and February 3, 2018, respectively; the remaining balances of contract assets consists of unbillable receivables.
The changes in the Company's contract assets and contract liabilities during the current period primarily results from the timing differences between the Company's performance, invoicing and customer payments. During the three-months ended May 4, 2018, the Company recognized revenues of $9 million relating to amounts that were included in the opening balance of contract liabilities - current as of February 3, 2018.
Deferred Costs
Certain eligible costs, typically incurred during the initial phases of our service contracts, are capitalized when the costs relate directly to the contract, are expected to be recovered, and generate or enhance resources to be used in satisfying the performance obligation. These costs primarily consist of transition and set-up costs. Capitalized fulfillment costs are amortized on a straight-line basis over the expected period of benefit, which generally includes the contract base period and anticipated renewals.
The Company defers fulfillment costs incurred to transfer service to a customer prior to the establishment of a contract provided recovery is probable. These pre-contract costs are typically expensed upon contract award unless they are eligible for capitalization.
The Company performs periodic reviews to assess the recoverability of deferred contract transition and setup costs. The carrying amount of the asset is compared to the remaining amount of consideration the Company expects to receive for the services to which the asset relates, less the costs that relate directly to providing those services that have not yet been recognized. If the carrying amount is not recoverable, an impairment loss is recognized.
Deferred costs for the periods presented were as follows:

	Balance Sheet line item	May 4, 2018	February 3, 2018(1)
		(in millions)
Pre-contract costs	Inventory, prepaid expenses and other current assets	$2	$1
Fulfillment costs - current	Inventory, prepaid expenses and other current assets	—	3
Fulfillment costs - non-current	Other assets	$6	$—

(1)	Includes the cumulative effect of the changes made to the Company's opening balance sheet at February 3, 2018 from the modified retrospective adoption of ASC 606.
Pre-contract costs expensed and fulfillment costs amortized during the three months ended May 4, 2018 were not material.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Remaining Performance Obligations
As of May 4, 2018, the Company had $0.9 billion of remaining performance obligations. Remaining performance obligations exclude contracts with original durations of one year or less, contracts in which we recognize revenue using the as-invoiced practical expedient and any variable consideration that is allocated entirely to unsatisfied performance obligations on our supply chain contracts. The Company expects to recognize revenue on approximately 75% of the remaining performance obligations over the next 12 months and approximately 90% over the next 24 months, with the remaining recognized thereafter.

Note 4—Stock-Based Compensation:
Stock Options
During the three months ended May 4, 2018, the Company granted certain employees 0.1 million stock options with an exercise price and grant date fair value of $85.31 and $19.27, respectively. These options will expire on the seventh anniversary of the grant date and will vest ratably on each anniversary of the grant date over a three-year period.
Restricted Stock Units (RSUs)
During the three months ended May 4, 2018, the Company granted certain employees 0.3 million RSUs with a weighted-average grant date fair value of $85.26, which will vest ratably on each anniversary of the grant date over a four-year period.
Performance Shares
During the three months ended May 4, 2018, the Company granted to certain employees 0.1 million performance share awards with a grant date fair value of $85.31 per award. These awards will cliff vest at the end of the third fiscal year following the grant date, subject to meeting the minimum service requirements and the achievement of certain annual and cumulative financial metrics of the Company’s performance, with the number of shares ultimately issued, if any, ranging up to 150% of the specified target shares.
Note 5—Income Taxes:
The Company's effective income tax rate was 10.3% for the three months ended May 4, 2018, and 5.9% for the three months ended May 5, 2017. The Company's effective tax rate was higher for the three months ended May 4, 2018 compared to the prior year period due to lower excess tax benefits related to employee share-based compensation, the repeal of the manufacturer’s deduction and the changes in deductibility of executive compensation due to the Tax Cuts and Jobs Act (the "Tax Act"), partially offset by the lower statutory federal income tax rate. Tax rates for the period ended May 4, 2018 were lower than the combined federal and state statutory rates due to excess tax benefits related to employee share-based compensation and research and development credits.
As of May 4, 2018, the balance of unrecognized tax benefits included liabilities for uncertainty in income taxes of $7 million; $6 million of which is classified as other long-term liabilities on the condensed and consolidated balance sheets and $1 million of which is classified as a reduction to the corresponding deferred tax asset and is presented in other assets on the condensed and consolidated balance sheets. $7 million of unrecognized tax benefits, if recognized, would affect the effective income tax rate for the Company. While the Company believes it has adequate accruals for uncertainty in income taxes, the tax authorities, on review of the Company’s tax filings, may determine that the Company owes taxes in excess of recorded accruals, or the recorded accruals may be in excess of the final settlement amounts agreed to by tax authorities. Although the timing of such reviews is not certain, we do not believe that it is reasonably possible that the unrecognized tax benefits will materially change in the next 12 months.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Tax Act was enacted on December 22, 2017, which amends the Internal Revenue Code to reduce tax rates and modify policies, credits, and deductions for individuals and businesses. For businesses, the Tax Act reduces the corporate federal tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018. The SEC staff issued Staff Accounting Bulletin No 118 (“SAB 118”), which allows registrants to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. As of May 4, 2018, the Company has not completed the accounting for the tax effects of enactment of the Tax Act. Areas still under review include: (1) the expensing of qualified assets and (2) the limitation on the deductibility of certain executive compensation. The Company is collecting information on expensing of qualified assets and is waiting for guidance on the deductibility of certain executive compensation. However, the Company made reasonable estimates and has recognized provisional amounts of these effects in the provision for income taxes for the year ended February 2, 2018 and for the three months ended May 4, 2018. The ultimate impact may differ from the provisional amounts recorded. The Company expects to complete the analysis within the measurement period in accordance with SAB 118.

Note 6—Debt Obligations:
The Company’s long-term debt as of the dates presented was as follows:

	May 4, 2018					February 2, 2018
	Stated interest rate	Effective interest rate	Principal	Unamortized Debt Issuance Costs	Net	Principal	Unamortized Debt Issuance Costs	Net
			(in millions)
Term Loan A Facility due August 2021	3.69%	3.82%	$627	$(2)	$625	$635	$(2)	$633
Term Loan B Facility due May 2022	3.81%	4.40%	400	(9)	391	400	(9)	391
Total long-term debt			$1,027	$(11)	$1,016	$1,035	$(11)	$1,024
Less current portion			45	—	45	41	—	41
Total long-term debt, net of current portion			$982	$(11)	$971	$994	$(11)	$983
As of May 4, 2018, the Company has a $1.2 billion credit facility (the Credit Facility), which consists of a $200 million secured revolving credit facility (the Revolving Credit Facility), a $627 million secured term facility (Term Loan A Facility), and a $400 million secured term facility (Term Loan B Facility) (together, the Term Loan Facilities). The Revolving Credit Facility is available to the Company through August 2021 and there is no balance outstanding as of May 4, 2018.
On February 7, 2018, the Company entered into the Second Amendment to the Second Amended and Restated Credit Agreement (2nd Amendment) to reduce the interest rate margins by 0.25%, 0.50%, and 0.25%, across all leverage ratios for the Term Loan A Facility, the Term Loan B Facility and the Revolving Credit Facility, respectively. Effective upon execution of the 2nd Amendment, the applicable margin with respect to Term Loan A Facility and borrowings under the Revolving Credit Facility range from 1.25% to 2.00% for Eurocurrency Rate loans, and 0.25% to 1.00% for Base Rate loans. Under the 2nd Amendment, interest rate margins for the Term Loan B Facility are 2.00%, subject to a 0.75% floor for Eurocurrency Rate loans, or 1.00% for Base Rate loans. The Company incurred and paid $2 million in fees associated with the 2nd amendment, including $1 million of deferred financing fees.
The Credit Facility contains certain restrictive covenants applicable to the Company and its subsidiaries including a requirement to maintain a Senior Secured Leverage Ratio (as defined in the Second Amended and Restated Credit Agreement) of not greater than 4.00 to 1.00 until July 31, 2016, and not greater than 3.75 to 1.00 thereafter, and requires the Company to make an annual prepayment as a portion of its Excess Cash Flow (as defined in the Second Amended and Restated Credit Agreement). As of May 4, 2018, the Company was in compliance with the covenants under its Credit Facility.
As of May 4, 2018 and February 2, 2018, the carrying value of the Company’s outstanding debt obligations approximated its fair value. The fair value of long-term debt is calculated using Level 2 inputs, based on interest rates available for debt with terms and maturities similar to the Company’s Term Loan Facilities.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 7—Derivative Instruments Designated as Cash Flow Hedges:
The Company’s derivative instruments designated as cash flow hedges consist of:

					Asset Fair Value(1) at
	Notional Amount at May 4, 2018	Pay Fixed Rate	Receive Variable Rate	Settlement and Termination	May 4, 2018	February 2, 2018
	(in millions)				(in millions)
Term loan A interest rate swaps	$350	1.41%	1-month LIBOR	Monthly through September 26, 2018	$1	$1
Term loan B interest rate swaps	350	1.88%	3-month LIBOR(2)	Quarterly through May 7, 2020	6	4
Total	$700				$7	$5

(1)	The fair value of the fixed interest rate swaps asset is included in other assets on the condensed and consolidated balance sheets.

(2)	Subject to a 0.75% floor.
The Company is party to fixed interest rate swap instruments that are designated and accounted for as cash flow hedges to manage risks associated with interest rate fluctuations on a portion of the Company’s floating rate debt. The counterparties to all swap agreements are financial institutions. See Note 8 for the unrealized change in fair values on cash flow hedges recognized in other comprehensive income and the amounts reclassified from accumulated other comprehensive income into earnings for the current and comparative periods presented. The Company recognized no ineffectiveness during the periods presented prior to the adoption of ASU 2017-12. The Company estimates that it will reclassify $3 million of unrealized gains from accumulated other comprehensive income into earnings in the twelve months following May 4, 2018.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 8—Changes in Accumulated Other Comprehensive Income by Component:
The following table presents the changes in accumulated other comprehensive income attributable to the Company’s fixed interest rate swap cash flow hedges that are discussed in Note 7.

	Unrealized Gains (Losses) on Fixed Interest Rate Swap Cash Flow Hedges
	Pre-Tax Amount(1)	Income Tax(2)	Net Amount
	(in millions)
Three months ended May 4, 2018
Balance at February 2, 2018	$5	$(1)	$4
Other comprehensive income before reclassifications	2	(1)	1
Amounts reclassified from accumulated other comprehensive income	—	—	—
Net other comprehensive income	2	(1)	1
Balance at May 4, 2018	$7	$(2)	$5

Three months ended May 5, 2017
Balance at February 3, 2017	$(3)	$1	$(2)
Other comprehensive income before reclassifications	—	—	—
Amounts reclassified from accumulated other comprehensive income	1	—	1
Net other comprehensive income	1	—	1
Balance at May 5, 2017	$(2)	$1	$(1)

(1)	The amount reclassified from accumulated other comprehensive income was included in interest expense.

(2)	The amount reclassified from accumulated other comprehensive income was included in the provision for income taxes.
Note 9—Legal Proceedings and Other Commitments and Contingencies:
Legal Proceedings
The Company is involved in various claims and lawsuits arising in the normal conduct of its business, none of which the Company’s management believes, based on current information, is expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.
Scitor Acquisition
On May 4, 2015, the Company completed the acquisition of Scitor, a leading global provider of technical services to the U.S. intelligence community and other U.S. government customers. The acquisition was funded from cash on hand and increased borrowings. Purchase consideration paid to acquire Scitor was $764 million (net of cash acquired), including $43 million which was deposited to escrow accounts. In August 2015, $3 million was released from escrow to the sellers after finalizing the working capital adjustment and another $13 million was released in September 2016 that was held to secure a portion of the sellers’ indemnification obligations. During the first quarter of fiscal 2019, the Company received a $6 million distribution from escrow to settle a claim, which was recognized as a reduction to selling, general, and administrative costs. As of May 4, 2018 there is no remaining amount in escrow.
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
Government Investigations, Audits and Reviews
The Company is routinely subject to investigations and reviews relating to compliance with various laws and regulations with respect, in particular, to its role as a contractor to federal, state and local government customers and in connection with performing services in countries outside of the United States. U.S. government agencies, including the DCAA, the Defense Contract Management Agency and others, routinely audit and review a contractor’s performance on government contracts, indirect rates and pricing practices, and compliance with applicable contracting and procurement laws, regulations and standards. They also review the adequacy of the contractor’s compliance with government standards for its business systems. Adverse findings in these investigations, audits, or reviews can lead to criminal, civil or administrative proceedings, and the Company could face disallowance of previously billed costs, penalties, fines, compensatory damages and suspension or debarment from doing business with governmental agencies. Due to the Company’s reliance on government contracts, adverse findings could also have a material impact on the Company’s business, including its financial position, results of operations and cash flows.
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
The Company has recorded reserves for estimated net amounts to be refunded to customers for potential adjustments for indirect cost audits and compliance with Cost Accounting Standards, which include indemnification obligations owing to former Parent for periods prior to the Distribution Date. As of May 4, 2018, the Company has recorded a total liability of $42 million for estimated net amounts to be refunded to customers for potential adjustments from audits of contract costs, which is presented in accounts payable and accrued liabilities on the condensed and consolidated balance sheets. Any additional amounts which may be determined to be owed for periods prior to the separation will be allocated to former Parent and the Company in proportions determined in accordance with the Distribution Agreement.
Letters of Credit and Surety Bonds
The Company has outstanding obligations relating to letters of credit of $12 million as of May 4, 2018, principally related to guarantees on insurance policies. The Company also has outstanding obligations relating to surety bonds in the amount of $17 million, principally related to performance and payment bonds on the Company’s contracts. The majority of the surety bonds outstanding were initially obtained by former Parent and the Company is required to satisfy these obligations under the terms of the Distribution Agreement.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations and quantitative and qualitative disclosures about market risk should be read in conjunction with our unaudited condensed and consolidated financial statements and the related notes. It contains forward-looking statements (which may be identified by words such as those described in “Risk Factors—Forward-Looking Statement Risks” in Part I of the most recently filed Annual Report on Form 10-K), including statements regarding our intent, belief, or current expectations with respect to, among other things, trends affecting our financial condition or results of operations (including our financial targets discussed below under “Management of Operating Performance and Reporting” and “Liquidity and Capital Resources”); backlog; our industry; government budgets and spending; market opportunities; the impact of competition; and the impact of the Scitor acquisition. Such statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those in the forward-looking statements as a result of various factors. Risks, uncertainties and assumptions that could cause or contribute to these differences include those discussed below, in “Risk Factors” in Part II of this report and in Part I of the most recently filed Annual Report on Form 10-K. Due to such risks, uncertainties and assumptions you are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date hereof. We do not undertake any obligation to update these factors or to publicly announce the results of any changes to our forward-looking statements due to future results or developments.
We use the terms "SAIC," the “Company,” “we,” “us” and “our” to refer to Science Applications International Corporation and its consolidated subsidiaries.
The Company utilizes a 52/53 week fiscal year, ending on the Friday closest to January 31, with fiscal quarters typically consisting of 13 weeks. Fiscal 2018 began on February 4, 2017 and ended on February 2, 2018, while fiscal 2019 began on February 3, 2018 and ends on February 1, 2019.

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
Adverse changes in fiscal and economic conditions could materially impact our business. Some changes that could have an adverse impact on our business include the implementation of future spending reductions (including sequestration), government shutdowns and issues related to required increases to the nation’s debt ceiling (under current law, the debt ceiling will be reached in March 2019).
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

•	low single digit annual revenue growth percentage,

•	EBITDA margin expansion of 10 to 20 basis points annually, and

•	return of capital in excess of operating needs.
EBITDA is a non-GAAP financial measure described in more detail in “Non-GAAP Measure” below.
Our business and program management process is directed by professional managers focused on satisfying our customers by providing high quality services in achieving program requirements. These managers carefully monitor performance by constantly evaluating risks and opportunities. Through each program life cycle, managers review performance and update estimates to reflect their understanding of the best information available. For performance obligations satisfied over time, updates to estimates are recognized on inception-to-date activity, during the period of adjustment, resulting in either a favorable or unfavorable impact to operating income.
We evaluate our results of operations by considering the drivers causing changes in revenues, operating income and operating cash flows. Given that revenues fluctuate on our contract portfolio over time due to contract awards and completions, changes in customer requirements, and increases or decreases in ordering volume of materials, we evaluate significant trends and fluctuations in these terms. Whether performed by our employees or by our subcontractors, we primarily provide services and, as a result, our cost of revenues are predominantly variable. We also analyze our cost mix (labor, subcontractor or materials) in order to understand operating margin because programs with a higher proportion of SAIC labor are generally more profitable. Changes in costs of revenues as a percentage of revenue other than from revenue volume or cost mix are normally driven by fluctuations in shared or corporate costs or cumulative revenue adjustments due to changes in estimates.
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Results of Operations
The primary financial performance measures we use to manage our business and monitor results of operations are revenues, operating income, and cash flows from operating activities. The following table summarizes our results of operations:

	Three Months Ended
	May 4, 2018	Percent change	May 5, 2017

Revenues	$1,175	7%	$1,103
Cost of revenues	1,074	7%	1,007
As a percentage of revenues	91.4%		91.3%
Selling, general and administrative expenses	35	6%	33
Operating income	66	5%	63
As a percentage of revenues	5.6%		5.7%
Net income	$49	—%	$49
Net cash provided by operating activities	$88	—%	$88
Revenues. Revenues increased $72 million or 6.5% for the three months ended May 4, 2018 as compared to the same period in the prior year due to revenue on new contracts primarily supporting NASA and the Environmental Protection Agency (EPA) ($47 million) and increased orders in our supply chain portfolio ($64 million). These increases were partially offset by completion of contracts and other net decreases across our portfolio ($39 million).
Cost of Revenues. Cost of revenues increased $67 million for the three months ended May 4, 2018 as compared to the same period in the prior year primarily due to an increase in revenue volume. Cost of revenues as a percentage of revenues increased from 91.3% in the prior year quarter to 91.4%, driven by higher supply chain material content.
Selling, General and Administrative Expenses. SG&A increased $2 million for the three months ended May 4, 2018 as compared to the same period in the prior year due to a gain realized in the prior year quarter from the reversal of a vacancy reserve ($7 million), partially offset by settlement of claims against the indemnification escrow balance established when Scitor was acquired ($6 million).
Operating Income. Operating income as a percentage of revenues decreased to 5.6% for the three months ended May 4, 2018 from 5.7% in the comparable prior year period, driven by higher supply chain material content which generate lower operating margins. Operating margins were also impacted by net unfavorable changes in estimates on contracts in both the current quarter and the prior year quarter driven primarily by increased costs on platform integration programs.
Net Income. Net income for the three months ended May 4, 2018 remained consistent as compared to the same period in the prior year. Higher operating income was offset by a lower tax deduction from stock-based compensation in the current quarter.
Net Cash Provided by Operating Activities. Net cash provided by operating activities was $88 million for the three months ended May 4, 2018, consistent with the same period in the prior year. A net increase in working capital investments in platform integration programs supporting the U.S. Navy and Marine Corps was offset by strong customer collections in the current quarter.
Non-GAAP Measure
EBITDA. Earnings before interest, taxes, depreciation and amortization (EBITDA) is a non-GAAP financial performance measure that is calculated by taking net income and excluding interest, provision for income taxes, and depreciation and amortization. While we believe that this non-GAAP financial measure may be useful in evaluating our financial information, it should be considered as supplemental in nature and not as a substitute for financial information prepared in accordance with GAAP. Other companies may define similar measures differently.
We believe that EBITDA provides management and investors with useful information in assessing trends in our ongoing operating performance and may provide greater visibility in understanding the long-term financial performance of the Company.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

EBITDA for the periods presented were calculated as follows:

	Three Months Ended
	May 4, 2018	May 5, 2017
	(in millions)
Net income	$49	$49
Interest expense	12	11
Interest income	(1)	—
Provision for income taxes	6	3
Depreciation and amortization	10	10
EBITDA	$76	$73
EBITDA as a percentage of revenues	6.5%	6.6%
EBITDA for the three months ended May 4, 2018 decreased to 6.5% of revenues from 6.6% of revenues for the prior year, driven by higher supply chain material content which generate lower operating margins. Margins in both the current quarter and the prior year quarter were also impacted by net unfavorable changes in estimates on contracts driven primarily by increased costs on platform integration programs.
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

The estimated value of our total backlog as of the dates presented was:

	May 4, 2018	February 2, 2018
	(in millions)
Funded backlog	$1,898	$2,012
Negotiated unfunded backlog	8,145	8,215
Total backlog	$10,043	$10,227
We had net bookings worth an estimated $1.0 billion and $1.3 billion during the three months ended May 4, 2018 and May 5, 2017, respectively. Total backlog at the end of the first quarter is consistent with our total backlog at prior year end.
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

	Three Months Ended
	May 4, 2018	May 5, 2017
Cost reimbursement	45%	44%
Time and materials (T&M)	27%	29%
Firm-fixed price (FFP)	28%	27%
Total	100%	100%
Our contract mix was relatively consistent for the three months ended May 4, 2018 compared to the prior year comparable period.
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

	Three Months Ended
	May 4, 2018	May 5, 2017
	(as a % of cost of revenues)
Labor-related cost of revenues	46%	48%
Subcontractor-related cost of revenues	32%	34%
Supply chain materials-related cost of revenues	16%	12%
Other materials-related cost of revenues	6%	6%
Cost of revenues mix for the three months ended May 4, 2018 reflects an increase in supply chain material content.
Liquidity and Capital Resources
As a services provider, our business generally requires minimal infrastructure investment. We expect to fund our ongoing working capital, commitments and any other discretionary investments with cash on hand, future operating cash flows and, if needed, borrowings under our $200 million Revolving Credit Facility.
We anticipate that our future cash needs will be for working capital, capital expenditures, and contractual and other commitments. We consider various financial measures when we develop and update our capital deployment strategy, which includes evaluating cash provided by operating activities, free cash flow and financial leverage. When our cash generation enables us to exceed our target average minimum cash balance of $150 million, we intend to deploy excess cash through dividends, share repurchases, debt prepayments or strategic acquisitions.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

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
Historical Cash Flow Trends
The following table summarizes our cash flows:

	Three Months Ended
	May 4, 2018	May 5, 2017
	(in millions)
Net cash provided by operating activities	$88	$88
Net cash used in investing activities	(6)	(4)
Net cash used in financing activities	(74)	(88)
Net increase (decrease) in cash, cash equivalents and restricted cash	$8	$(4)
Net Cash Provided by Operating Activities. Refer to “Results of Operations” above for a discussion of the changes in cash provided by operating activities between the three months ended May 4, 2018 and the comparable prior year period.
Net Cash Used in Investing Activities. Cash used in investing activities for the three months ended May 4, 2018 increased compared to the prior year period due to higher capital expenditures for property, plant, and equipment.
Net Cash Used in Financing Activities. Cash used in financing activities for the three months ended May 4, 2018 decreased compared to the prior year period primarily due to a decrease in stock repurchased and retired or withheld for taxes on equity awards.
Contractual Obligations
During fiscal 2018, we contracted for approximately $50 million of long-lead time materials from various vendors that will be necessary to complete the low-rate initial production (LRIP) phase of our Assault Amphibious Vehicle contract with the United States Marine Corps. We have received partial contract awards, which has reduced our total commitment on the portion of the LRIP phase not yet awarded to approximately $36 million. We have made $6 million in total payments relating to these materials, which is included in inventory, prepaid expenses and other current assets on our condensed and consolidated balance sheets as of May 4, 2018. As of the date of this quarterly report, we have not yet been fully awarded the LRIP phase, however, we believe it is probable that we will receive the award. In order to meet our anticipated commitments for the LRIP phase, and to maximize volume discounts with our vendors, we committed to purchasing these materials. If we do not receive the award for the LRIP phase we may not be able to recover all of the costs associated with these orders, which would adversely affect our future profitability.
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
Revenue Recognition. We generate our revenues primarily from long-term contracts in which we provide technical, engineering and enterprise IT services directly for the U.S. government and as a subcontractor with other contractors engaged in work for the U.S. government. We evaluate the nature of the contract and the services provided when determining the accounting method utilized for each contract. We recognize a significant portion of our revenues using a cost input measure of progress that requires us to rely on the skill and expertise of our engineers, program managers and business management professionals in the many areas of cost estimation. These estimates of costs can span several years and take into account many factors including the availability, productivity and cost of labor, potential delays in our performance and the level of future indirect cost allocations.
We provide for anticipated losses on long-term production type contracts and service contracts with the U.S. government by recording an expense for the total expected contract loss during the period when the loss is determined. Contract costs incurred for U.S. government contracts (including allocated indirect costs) are subject to audit and adjustment through negotiations with government representatives. Revenues on U.S. government contracts have been recorded in amounts that are expected to be realized on final settlement.
Many of our contracts include forms of variable consideration such as reimbursable costs, award and incentive fees, usage-based pricing, service-level penalties, performance bonuses, and other provisions that can either increase or decrease the transaction price. Variable amounts generally are determined upon our achievement of certain performance metrics, program milestones or cost targets and may be based upon customer discretion. At contract inception, we estimate the transaction price and may include variable consideration in the transaction price only to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. When developing these estimates, we consider the customer, contract terms, the complexity of the work and related risks, the extent of customer discretion, historical experience and the potential of a significant reversal of revenue.
Other than the item described above, there have been no changes to our existing critical accounting policies during the three months ended May 4, 2018 from those disclosed in our most recently filed Annual Report on Form 10-K.
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Item 4. Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of the Company's disclosure controls and procedures as of May 4, 2018. Based upon this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were not effective as of May 4, 2018, because of a material weakness in our internal control over financial reporting. During the assessment process at February 2, 2018, we identified deficiencies in the operating effectiveness of controls over the training and awareness of contractual requirements related to multi-customer funding and the design of program control and time sheet review controls over contracts with multi-customer funding sources. These deficiencies were evaluated as having the potential to result in a material misstatement in our financial statements and aggregated to a material weakness in our internal controls.
Changes in Internal Control Over Financial Reporting
Except for the ongoing remediation efforts with respect to the material weakness described above, there have been no changes in our internal control over financial reporting during the quarterly period covered by this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Our management is implementing its plan to remediate the material weakness described above. Remediation efforts include improving the design of program control and time sheet review controls over contracts with multi-customer funding sources and increased training and awareness in the administration of such contracts. We expect to complete the remediation of the material weakness in the second quarter of fiscal 2019.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

PART II—OTHER INFORMATION

Item 1. Legal Proceedings
We have provided information about legal proceedings in which we are involved in our fiscal 2018 Annual Report on Form 10-K, and we have provided an update to this information in Note 9 of the notes to the condensed and consolidated financial statements contained within this report.
In addition to the described legal proceedings, we are routinely subject to investigations and reviews relating to compliance with various laws and regulations. Additional information regarding such investigations and reviews is included in our fiscal 2018 Annual Report on Form 10-K, and we have also updated this information in Note 9 of the notes to the condensed and consolidated financial statements contained within this report, under the heading “Government Investigations, Audits and Reviews.”
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
The following table presents repurchases of our common stock during the three months ended May 4, 2018:

Period(1)	Total Number of Shares (or Units) Purchased(2)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(3)
February 3, 2018 - March 9, 2018	200,215	$72.68	195,193	2,534,928
March 10, 2018 - April 6, 2018	132,738	77.90	130,136	2,404,792
April 7, 2018 - May 4, 2018	87,992	84.25	86,948	2,317,844
Total	420,945	$76.74	412,277

(1)	Date ranges represent our fiscal periods during the current quarter. Our fiscal quarters typically consist of one five-week period and two four-week periods.

(2)
Includes shares purchased on surrender by stockholders of previously owned shares to satisfy minimum statutory tax withholding obligations related to stock option exercises and vesting of stock awards in addition to shares purchased under our publicly announced plans or programs.

(3)
On December 15, 2016 the number of additional shares of our common stock that may be repurchased under our existing repurchase program previously announced in October 2013 was increased by approximately 3.3 million shares, bringing the total authorized shares to be repurchased under the program to approximately 11.8 million shares. As of May 4, 2018, we have repurchased approximately 9.5 million shares of common stock under the program.

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
Date: June 12, 2018

Science Applications International Corporation

/s/ Charles A. Mathis
Charles A. Mathis Executive Vice President and Chief Financial Officer