Form 10-Q
period 2018-08-03
Science Applications International Corp
filed 2018-09-10
CIK 1571123

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
Form 10-Q
_________________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 3, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No   ☒
The number of shares issued and outstanding of the registrant’s common stock as of August 24, 2018 was as follows:
42,490,057 shares of common stock ($.0001 par value per share)

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
FORM 10-Q

-i-

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
CONDENSED AND CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
	August 3, 2018	August 4, 2017	August 3, 2018	August 4, 2017
	(in millions, except per share amounts)
Revenues	$1,115	$1,078	$2,290	$2,181
Cost of revenues	1,003	979	2,077	1,986
Selling, general and administrative expenses	38	40	73	73
Operating income	74	59	140	122
Interest expense	10	10	22	21
Other (income) expense, net	—	—	(1)	—
Income before income taxes	64	49	119	101
Provision for income taxes (Note 5)	(15)	(13)	(21)	(16)
Net income	$49	$36	$98	$85
Other comprehensive (loss) income, net of tax (Note 8)	(1)	—	—	1
Comprehensive income	$48	$36	$98	$86
Earnings per share (Note 2):
Basic	$1.15	$0.83	$2.31	$1.95
Diluted	$1.13	$0.80	$2.26	$1.88
Cash dividends declared and paid per share	$0.31	$0.31	$0.62	$0.62

See accompanying notes to condensed and consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
CONDENSED AND CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	August 3, 2018	February 2, 2018
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$106	$144
Receivables, net	713	674
Inventory, prepaid expenses and other current assets	107	132
Total current assets	926	950
Goodwill	863	863
Intangible assets (net of accumulated amortization of $65 million and $55 million at August 3, 2018 and February 2, 2018, respectively)	169	179
Property, plant, and equipment (net of accumulated depreciation of $152 million and $143 million at August 3, 2018 and February 2, 2018, respectively)	70	61
Other assets	32	20
Total assets	$2,060	$2,073

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$450	$504
Accrued payroll and employee benefits	163	150
Long-term debt, current portion (Note 6)	49	41
Total current liabilities	662	695
Long-term debt, net of current portion (Note 6)	959	983
Deferred income taxes	24	23
Other long-term liabilities	48	45
Commitments and contingencies (Note 9)
Equity:
Common stock, $.0001 par value, 1 billion shares authorized, 43 million shares issued and outstanding as of August 3, 2018 and February 2, 2018	—	—
Additional paid-in capital	8	—
Retained earnings	355	323
Accumulated other comprehensive income (Note 8)	4	4
Total equity	367	327
Total liabilities and equity	$2,060	$2,073

See accompanying notes to condensed and consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
CONDENSED AND CONSOLIDATED STATEMENT OF EQUITY
(UNAUDITED)

	Shares of common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Total
	(in millions)
Balance at February 2, 2018	43	$—	$323	$4	$327
Cumulative impact from adopting ASC 606 (Note 1) on February 3, 2018	—	—	3	—	3
Net income	—	—	98	—	98
Issuances of stock	1	4	—	—	4
Other comprehensive income, net of tax	—	—	—	—	—
Cash dividends of $0.62 per share	—	—	(27)	—	(27)
Stock-based compensation	—	4	(9)	—	(5)
Repurchases of stock	(1)	—	(33)	—	(33)
Balance at August 3, 2018	43	$8	$355	$4	$367

See accompanying notes to condensed and consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
CONDENSED AND CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	August 3, 2018	August 4, 2017
	(in millions)
Cash flows from operating activities:
Net income	$98	$85
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22	22
Stock-based compensation expense	16	15
Increase (decrease) resulting from changes in operating assets and liabilities:
Receivables	(34)	(100)
Inventory, prepaid expenses and other current assets	6	38
Other assets	(12)	—
Accounts payable and accrued liabilities	(36)	(8)
Accrued payroll and employee benefits	13	(2)
Other long-term liabilities	3	3
Net cash provided by operating activities	76	53
Cash flows from investing activities:
Expenditures for property, plant, and equipment	(18)	(7)
Other	1	—
Net cash used in investing activities	(17)	(7)
Cash flows from financing activities:
Dividend payments to stockholders	(27)	(28)
Principal payments on borrowings	(17)	(9)
Issuances of stock	3	3
Stock repurchased and retired or withheld for taxes on equity awards	(55)	(105)
Disbursements for obligations assumed from Scitor acquisition	—	(2)
Proceeds from borrowings	—	25
Deferred financing costs	(1)	—
Net cash used in financing activities	(97)	(116)
Net decrease in cash, cash equivalents and restricted cash	(38)	(70)
Cash, cash equivalents and restricted cash at beginning of period	152	218
Cash, cash equivalents and restricted cash at end of period (Note 1)	$114	$148

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
Restructuring
During fiscal 2018, the Company initiated restructuring activities (the "Restructuring") intended to improve operational efficiency, reduce costs, and better position the Company to drive future growth. The restructuring activities consisted of involuntary and voluntary terminations and the consolidation of existing leased facilities. The Company completed the Restructuring in fiscal 2018 with total restructuring costs of approximately $13 million, comprised of $6 million for employee severance and $7 million of lease exit costs. $2 million of restructuring costs for employee severance were included in cost of revenues for the three and six months ended August 4, 2017 in the condensed and consolidated statements of income and comprehensive income. The Company made $1 million in cash payments for severance during the six months ended August 3, 2018 and made no cash payments for severance during the three months ended August 3, 2018 or the three and six months ended August 4, 2017. The liability associated with lease exit costs will be substantially settled within three years of the completion of the Restructuring.
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
Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the condensed and consolidated balance sheets for the periods presented:

	August 3, 2018	February 2, 2018
	(in millions)
Cash and cash equivalents	$106	$144
Restricted cash included in other assets	8	8
Cash, cash equivalents and restricted cash	$114	$152
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
The amounts by which the Company’s financial statements were impacted by the adoption of ASC 606, as compared to the guidance in effect before the change, as of and for the three and six months ended August 3, 2018 were as follows:

	Three Months Ended August 3, 2018			Six Months Ended August 3, 2018
	As reported	Balances without adoption of ASC 606	Effect of change	As reported	Balances without adoption of ASC 606	Effect of change
	(in millions)			(in millions)
Income Statement
Revenues	$1,115	$1,117	$(2)	$2,290	$2,302	$(12)
Cost of revenues	1,003	1,006	(3)	2,077	2,089	(12)
Operating income	$74	$73	$1	$140	$140	$—

	August 3, 2018
	As reported	Balances without adoption of ASC 606	Effect of change
	(in millions)
Balance Sheet
Assets
Receivables, net	$713	$705	$8
Inventories, prepaid expenses and other current assets	107	115	(8)
Other assets	32	30	2

Liabilities and Equity
Accounts payable and accrued liabilities	450	451	(1)
Retained earnings	$355	$352	$3

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes the existing lease accounting standards (Topic 840). Under the new guidance, a lessee will be required to recognize lease assets and lease liabilities for all leases with lease terms in excess of twelve months. The recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as either a finance lease or operating lease. The criteria for distinction between a finance lease and an operating lease are substantially similar to existing lease guidance for capital leases and operating leases. Some changes to lessor accounting have been made to conform and align that guidance with the lessee guidance and other areas within GAAP, such as Revenue from Contracts with Customers (Topic 606). In July 2018, the FASB provided an optional transition method of adoption, permitting entities to recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption as opposed to the beginning of the earliest period presented in the financial statements. ASU 2016-02 becomes effective for the Company in the first quarter of fiscal 2020. The Company intends to adopt using the optional transition method. The Company has commenced the assessment phase of the project and is evaluating the impact on its financial statements from the future adoption of the standard.
In August 2018, the FASB issued ASU No. 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the capitalization requirements for implementation costs incurred in a hosting arrangement that is a service contract with the existing capitalization requirements for implementation costs incurred to develop or obtain internal-use software (Subtopic 350-40). ASU 2018-15 becomes effective for the Company in the first quarter of fiscal 2021 and may be adopted either retrospectively or prospectively. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this standard on its financial statements.
Other Accounting Standards Updates effective after August 3, 2018 are not expected to have a material effect on the Company’s financial statements.
Note 2—Earnings Per Share:
Earnings Per Share
Basic earnings per share (EPS) is computed by dividing net income by the basic weighted-average number of shares outstanding. Diluted EPS is computed similarly to basic EPS, except the weighted-average number of shares outstanding is increased to include the dilutive effect of outstanding stock options and other stock-based awards.
A reconciliation of the weighted-average number of shares outstanding used to compute basic and diluted EPS was:

	Three Months Ended		Six Months Ended
	August 3, 2018	August 4, 2017	August 3, 2018	August 4, 2017
	(in millions)
Basic weighted-average number of shares outstanding	42.5	43.6	42.4	43.7
Dilutive common share equivalents - stock options and other stock-based awards	0.7	1.1	0.9	1.4
Diluted weighted-average number of shares outstanding	43.2	44.7	43.3	45.1

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following stock-based awards were excluded from the weighted-average number of shares outstanding used to compute diluted EPS:

	Three Months Ended		Six Months Ended
	August 3, 2018	August 4, 2017	August 3, 2018	August 4, 2017
	(in millions)
Antidilutive stock options excluded	0.1	0.2	0.2	0.2

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
Aggregate changes in these estimates increased operating income by $2 million ($0.03 per diluted share) for the three months ended August 3, 2018, decreased operating income by $3 million ($0.05 per diluted share) for the six months ended August 3, 2018, increased operating income by $1 million ($0.01 per diluted share) for the three months ended August 4, 2017, and decreased operating income by $4 million ($0.06 per diluted share) for the six months ended August 4, 2017. In addition, revenues were $2 million and $3 million higher for the three and six months ended August 3, 2018, respectively, due to net revenue recognized from performance obligations satisfied in prior periods.
Disaggregation of Revenues
The Company's revenues are generated primarily from long-term contracts with the U.S. government including subcontracts with other contractors engaged in work for the U.S. government. The Company disaggregates revenues by customer, contract-type and prime vs. subcontractor to the federal government.
Disaggregated revenues by customer was as follows:

	Three Months Ended	Six Months Ended
	August 3, 2018
	(in millions)
Department of Defense	$678	$1,424
Other federal government agencies	417	830
Commercial, state and local	20	36
Total	$1,115	$2,290
Disaggregated revenues by contract-type was as follows:

	Three Months Ended	Six Months Ended
	August 3, 2018
	(in millions)
Cost reimbursement	$532	$1,065
Time and materials (T&M)	295	610
Firm-fixed price (FFP)	288	615
Total	$1,115	$2,290

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Disaggregated revenues by prime vs. subcontractor was as follows:

	Three Months Ended	Six Months Ended
	August 3, 2018
	(in millions)
Prime contractor to federal government	$1,014	$2,091
Subcontractor to federal government	81	163
Other	20	36
Total	$1,115	$2,290
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
Contract balances for the periods presented were as follows:

	Balance Sheet line item	August 3, 2018	February 3, 2018(1)
		(in millions)
Billed and billable receivables, net(2)	Receivables, net	$553	$510
Contract assets(3)	Receivables, net	160	169
Contract liabilities - current	Accounts payable and accrued liabilities	$25	$12

(1)	Includes the cumulative effect of the changes made to the Company's opening balance sheet at February 3, 2018 from the modified retrospective adoption of ASC 606.

(2)	Net of allowance for doubtful accounts of $2 million and $1 million as of August 3, 2018 and February 3, 2018, respectively.

(3)	Includes contract retentions of $9 million and $11 million as of August 3, 2018 and February 3, 2018, respectively; the remaining balances of contract assets consists of unbillable receivables.
The changes in the Company's contract assets and contract liabilities during the current period primarily results from the timing differences between the Company's performance, invoicing and customer payments. During the six months ended August 3, 2018, the Company recognized revenues of $9 million relating to amounts that were included in the opening balance of contract liabilities - current as of February 3, 2018. No revenues were recognized for the three months ended August 3, 2018, relating to amounts that were included in the opening balance of contract liabilities - current as of February 3, 2018.
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
Deferred costs for the periods presented were as follows:

	Balance Sheet line item	August 3, 2018	February 3, 2018(1)
		(in millions)
Pre-contract costs	Inventory, prepaid expenses and other current assets	$4	$1
Fulfillment costs - current	Inventory, prepaid expenses and other current assets	2	3
Fulfillment costs - non-current	Other assets	$8	$—

(1)	Includes the cumulative effect of the changes made to the Company's opening balance sheet at February 3, 2018 from the modified retrospective adoption of ASC 606.
Pre-contract costs of $2 million were expensed during the three and six months ended August 3, 2018. Fulfillment costs amortized during the three and six months ended August 3, 2018 were not material.
Remaining Performance Obligations
As of August 3, 2018, the Company had $1.0 billion of remaining performance obligations. Remaining performance obligations exclude contracts with original durations of one year or less, contracts in which we recognize revenue using the as-invoiced practical expedient and any variable consideration that is allocated entirely to unsatisfied performance obligations on our supply chain contracts. The Company expects to recognize revenue on approximately 70% of the remaining performance obligations over the next 12 months and approximately 90% over the next 24 months, with the remaining recognized thereafter.

Note 4—Stock-Based Compensation:
Stock Options
During the six months ended August 3, 2018, the Company granted certain employees 0.1 million stock options with a weighted-average exercise price and weighted-average grant date fair value of $85.62 and $19.48, respectively. These options will expire on the seventh anniversary of the grant date and will vest ratably on each anniversary of the grant date over a three-year period.
Restricted Stock Units (RSUs)
During the six months ended August 3, 2018, the Company granted certain employees 0.4 million RSUs with a weighted-average grant date fair value of $85.17, which will vest ratably on each anniversary of the grant date over a four-year period.
Performance Shares
During the six months ended August 3, 2018, the Company granted to certain employees 0.1 million performance share awards with a grant date fair value of $85.31 per award. These awards will cliff vest at the end of the third fiscal year following the grant date, subject to meeting the minimum service requirements and the achievement of certain annual and cumulative financial metrics of the Company’s performance, with the number of shares ultimately issued, if any, ranging up to 150% of the specified target shares.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 5—Income Taxes:
The Company's effective income tax rate was 23.1% and 17.2% for the three and six months ended August 3, 2018, respectively, and 26.5% and 15.8% for the three and six months ended August 4, 2017, respectively. The Company's effective tax rate was lower for the three months ended August 3, 2018 compared to the prior year period due to the lower statutory federal income tax rate, partially offset by lower excess tax benefits related to employee share-based compensation, the repeal of the manufacturer’s deduction and the changes in deductibility of executive compensation due to the Tax Cuts and Jobs Act (the "Tax Act"). The Company's effective tax rate was higher for the six months ended August 3, 2018 compared to the prior year period due to lower excess tax benefits for share-based compensation, the repeal of the manufacturer's deduction and changes in deductibility of executive compensation due to the Tax Act, partially offset by the lower statutory federal income tax rate. Tax rates for the periods ended August 3, 2018 were lower than the combined federal and state statutory rates due to excess tax benefits related to employee share-based compensation and research and development credits.
As of August 3, 2018, the balance of unrecognized tax benefits included liabilities for uncertainty in income taxes of $8 million; $7 million of which is classified as other long-term liabilities on the condensed and consolidated balance sheets and $1 million of which is classified as a reduction to the corresponding deferred tax asset and is presented in other assets on the condensed and consolidated balance sheets. $8 million of unrecognized tax benefits, if recognized, would affect the effective income tax rate for the Company. While the Company believes it has adequate accruals for uncertainty in income taxes, the tax authorities, on review of the Company’s tax filings, may determine that the Company owes taxes in excess of recorded accruals, or the recorded accruals may be in excess of the final settlement amounts agreed to by tax authorities. Although the timing of such reviews is not certain, we do not believe that it is reasonably possible that the unrecognized tax benefits will materially change in the next 12 months.
The Tax Act was enacted on December 22, 2017, which amends the Internal Revenue Code to reduce tax rates and modify policies, credits, and deductions for individuals and businesses. For businesses, the Tax Act reduces the corporate federal tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018. The SEC staff issued Staff Accounting Bulletin No 118 (“SAB 118”), which allows registrants to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. As of August 3, 2018, the Company has not completed the accounting for the tax effects of enactment of the Tax Act. Areas still under review include: (1) the expensing of qualified assets and (2) the limitation on the deductibility of certain executive compensation. The Company is collecting information on expensing of qualified assets and is evaluating guidance on the deductibility of certain executive compensation. However, the Company made reasonable estimates and has recognized provisional amounts of these effects in the provision for income taxes for the year ended February 2, 2018 and for the three and six months ended August 3, 2018. The ultimate impact may differ from the provisional amounts recorded. The Company expects to complete the analysis within the measurement period in accordance with SAB 118.

Note 6—Debt Obligations:
The Company’s long-term debt as of the dates presented was as follows:

	August 3, 2018					February 2, 2018
	Stated interest rate	Effective interest rate	Principal	Unamortized Debt Issuance Costs	Net	Principal	Unamortized Debt Issuance Costs	Net
			(in millions)
Term Loan A Facility due August 2021	3.88%	4.01%	$618	$(2)	$616	$635	$(2)	$633
Term Loan B Facility due May 2022	4.38%	4.98%	400	(8)	392	400	(9)	391
Total long-term debt			$1,018	$(10)	$1,008	$1,035	$(11)	$1,024
Less current portion			49	—	49	41	—	41
Total long-term debt, net of current portion			$969	$(10)	$959	$994	$(11)	$983

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As of August 3, 2018, the Company has a $1.2 billion credit facility (the Credit Facility), which consists of a $200 million secured revolving credit facility (the Revolving Credit Facility), a $618 million secured term facility (Term Loan A Facility), and a $400 million secured term facility (Term Loan B Facility) (together, the Term Loan Facilities). The Revolving Credit Facility is available to the Company through August 2021 and there is no balance outstanding as of August 3, 2018.
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
The Credit Facility contains certain restrictive covenants applicable to the Company and its subsidiaries including a requirement to maintain a Senior Secured Leverage Ratio (as defined in the Second Amended and Restated Credit Agreement) of not greater than 4.00 to 1.00 until July 31, 2016, and not greater than 3.75 to 1.00 thereafter, and requires the Company to make an annual prepayment as a portion of its Excess Cash Flow (as defined in the Second Amended and Restated Credit Agreement). As of August 3, 2018, the Company was in compliance with the covenants under its Credit Facility.
As of August 3, 2018 and February 2, 2018, the carrying value of the Company’s outstanding debt obligations approximated its fair value. The fair value of long-term debt is calculated using Level 2 inputs, based on interest rates available for debt with terms and maturities similar to the Company’s Term Loan Facilities.

Note 7—Derivative Instruments Designated as Cash Flow Hedges:
The Company’s derivative instruments designated as cash flow hedges consist of:

					Asset Fair Value(1) at
	Notional Amount at August 3, 2018	Pay Fixed Rate	Receive Variable Rate	Settlement and Termination	August 3, 2018	February 2, 2018
	(in millions)				(in millions)
Term loan A interest rate swaps	$338	1.41%	1-month LIBOR	Monthly through September 26, 2018	$—	$1
Term loan A interest rate swaps(2)	365	2.78%	1-month LIBOR	Monthly through July 30, 2021(2)	—	—
Term loan B interest rate swaps	350	1.88%	3-month LIBOR(3)	Quarterly through May 7, 2020	6	4
Total	$1,053				$6	$5

(1)	The fair value of the fixed interest rate swaps asset is included in other assets on the condensed and consolidated balance sheets.

(2)
On June 12, 2018, the Company executed forward-starting fixed interest rate swaps that hedge the variability in interest payments on the first $365 million of the Term Loan A Facility. The tenor of these swaps begins on September 26, 2018 upon expiration of the existing Term Loan A interest rate swaps. The Company has designated, and will account for, these fixed interest rate swaps as cash flow hedges.

(3)	Subject to a 0.75% floor.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company is party to fixed interest rate swap instruments that are designated and accounted for as cash flow hedges to manage risks associated with interest rate fluctuations on a portion of the Company’s floating rate debt. The counterparties to all swap agreements are financial institutions. See Note 8 for the unrealized change in fair values on cash flow hedges recognized in other comprehensive income and the amounts reclassified from accumulated other comprehensive income into earnings for the current and comparative periods presented. The Company recognized no ineffectiveness during the periods presented prior to the adoption of ASU 2017-12. The Company estimates that it will reclassify $2 million of unrealized gains from accumulated other comprehensive income into earnings in the twelve months following August 3, 2018.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 8—Changes in Accumulated Other Comprehensive Income by Component:
The following table presents the changes in accumulated other comprehensive income attributable to the Company’s fixed interest rate swap cash flow hedges that are discussed in Note 7.

	Unrealized Gains (Losses) on Fixed Interest Rate Swap Cash Flow Hedges
	Pre-Tax Amount(1)	Income Tax(2)	Net Amount
	(in millions)
Three months ended August 3, 2018
Balance at May 4, 2018	$7	$(2)	$5
Other comprehensive income before reclassifications	—	—	—
Amounts reclassified from accumulated other comprehensive income	(1)	—	(1)
Net other comprehensive loss	(1)	—	(1)
Balance at August 3, 2018	$6	$(2)	$4

Three months ended August 4, 2017
Balance at May 5, 2017	$(2)	$1	$(1)
Other comprehensive loss before reclassifications	(1)	—	(1)
Amounts reclassified from accumulated other comprehensive income	1	—	1
Net other comprehensive income	—	—	—
Balance at August 4, 2017	$(2)	$1	$(1)

Six months ended August 3, 2018
Balance at February 2, 2018	$5	$(1)	$4
Other comprehensive income before reclassifications	2	(1)	1
Amounts reclassified from accumulated other comprehensive income	(1)	—	(1)
Net other comprehensive income	1	(1)	—
Balance at August 3, 2018	$6	$(2)	$4

Six months ended August 4, 2017
Balance at February 3, 2017	$(3)	$1	$(2)
Other comprehensive loss before reclassifications	(1)	—	(1)
Amounts reclassified from accumulated other comprehensive income	2	—	2
Net other comprehensive income	1	—	1
Balance at August 4, 2017	$(2)	$1	$(1)

(1)	The amount reclassified from accumulated other comprehensive income was included in interest expense.

(2)	The amount reclassified from accumulated other comprehensive income was included in the provision for income taxes.
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company has recorded reserves for estimated net amounts to be refunded to customers for potential adjustments for indirect cost audits and compliance with Cost Accounting Standards, which include indemnification obligations owing to former Parent for periods prior to the Distribution Date. As of August 3, 2018, the Company has recorded a total liability of $43 million for estimated net amounts to be refunded to customers for potential adjustments from audits of contract costs, which is presented in accounts payable and accrued liabilities on the condensed and consolidated balance sheets. Any additional amounts which may be determined to be owed for periods prior to the separation will be allocated to former Parent and the Company in proportions determined in accordance with the Distribution Agreement.
Letters of Credit and Surety Bonds
The Company has outstanding obligations relating to letters of credit of $11 million as of August 3, 2018, principally related to guarantees on insurance policies. The Company also has outstanding obligations relating to surety bonds in the amount of $11 million, principally related to performance and payment bonds on the Company’s contracts. The majority of the surety bonds outstanding were initially obtained by former Parent and the Company is required to satisfy these obligations under the terms of the Distribution Agreement.
Note 10—Subsequent Events:
Pending Acquisition of Engility
On September 9, 2018, the Company entered into the Merger Agreement by and among Science Applications International Corporation, Engility Holdings, Inc., ("Engility"), and Raptors Merger Sub, Inc., pursuant to which the Company will acquire Engility (the “Merger”). At the effective time of the Merger, each outstanding share of Engility common stock will be converted into the right to receive 0.450 shares of the Science Applications International Corporation common stock. In connection with the Merger, the Company has obtained a commitment letter from Citigroup Global Markets Inc. for a new seven-year senior secured $1.05 billion term loan facility under our existing credit agreement. The proceeds will be used to repay Engility’s existing credit facility and outstanding notes. The estimated transaction value is $2.5 billion based on the Company's per share closing price of $89.86 on September 7, 2018, including the repayment of Engility's net debt. The Merger Agreement has been unanimously approved by both companies’ Board of Directors. The transaction is subject to customary closing conditions, including approval of both the Science Applications International Corporation and Engility stockholders and clearance under the Hart-Scott Rodino Antitrust Improvements Act, and is expected to close in the fourth quarter of fiscal year 2019.
AAV Stop-Work Order
Subsequent to the end of the quarter, on August 27, 2018, the Company received a stop-work order from the Marine Corps on the Assault Amphibious Vehicle (AAV) contract. The stop-work order suspends performance on portions of the low-rate initial production (LRIP) phase of the contract for a period of 90 days while the Marine Corps evaluates the program to determine if it will continue, in full or in part, or be canceled.
Beginning in fiscal 2018, the Company entered into contracts with various vendors for long-lead time materials that would be necessary to complete the LRIP phase of the program, including portions of the LRIP phase which have not yet been awarded. The Company’s total purchase commitment on the portion of the LRIP phase which has not yet been awarded is approximately $42 million as of August 3, 2018, of which we have made $6 million in total payments, which is included in inventory, prepaid expenses and other current assets on our condensed and consolidated balance sheets.
If the stop-work order is not lifted, or portions of the LRIP phase of the program are not awarded as planned or the program is canceled, the Company may not be able to recover all of the costs associated with these orders, which could cause the Company’s profitability to be materially adversely affected.
The Company is continuing to negotiate with the Marine Corps and its vendors to minimize the impact of the stop-work order to the Company’s results of operations.

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
Pending Acquisition of Engility
On September 9, 2018, we entered into the Merger Agreement by and among SAIC, Engility Holdings, Inc. ("Engility"), and Raptors Merger Sub, Inc., pursuant to which we will acquire Engility (the “Merger”). At the effective time of the Merger, each outstanding share of Engility common stock will be converted into the right to receive 0.450 shares of SAIC common stock. In connection with the Merger, the Company has obtained a commitment letter from Citigroup Global Markets Inc. for a new seven-year senior secured $1.05 billion term loan facility under our existing credit agreement. The proceeds will be used to repay Engility’s existing credit facility and outstanding notes. The estimated transaction value is $2.5 billion based on a SAIC per share closing price of $89.86 on September 7, 2018, including the repayment of Engility’s net debt. The Merger Agreement has been unanimously approved by both companies’ Board of Directors. The transaction is subject to customary closing conditions, including approval of both SAIC and Engility stockholders and clearance under the Hart-Scott Rodino Antitrust Improvements Act, and is expected to close in the fourth quarter of fiscal year 2019.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

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
Adjusted EBITDA is a non-GAAP financial measure described in more detail in “Non-GAAP Measures” below.

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
Results of Operations
The primary financial performance measures we use to manage our business and monitor results of operations are revenues, operating income, and cash flows from operating activities. The following table summarizes our results of operations:

	Three Months Ended			Six Months Ended
	August 3, 2018	Percent change	August 4, 2017	August 3, 2018	Percent change	August 4, 2017
	(in millions)
Revenues	$1,115	3%	$1,078	$2,290	5%	$2,181
Cost of revenues	1,003	2%	979	2,077	5%	1,986
As a percentage of revenues	90.0%		90.8%	90.7%		91.1%
Selling, general and administrative expenses	38	(5)%	40	73	—%	73
Operating income	74	25%	59	140	15%	122
As a percentage of revenues	6.6%		5.5%	6.1%		5.6%
Net income	$49	36%	$36	$98	15%	$85
Net cash (used in) provided by operating activities	$(12)	66%	$(35)	$76	43%	$53
Revenues. Revenues increased $37 million or 3.4% for the three months ended August 3, 2018 as compared to the same period in the prior year due to increased orders in our supply chain portfolio ($31 million) and revenue on new contracts primarily supporting NASA and other federal civilian agencies ($24 million). These increases were partially offset by completion of contracts and other net decreases across our portfolio ($18 million).
Revenues increased $109 million or 5.0% for the six months ended August 3, 2018 as compared to the same period in the prior year due to revenue on new contracts primarily supporting NASA and the Environmental Protection Agency (EPA) ($71 million) and increased orders in our supply chain portfolio ($95 million). These increases were partially offset by completion of contracts and other net decreases across our portfolio ($57 million).
Cost of Revenues. Cost of revenues increased $24 million for the three months ended August 3, 2018 as compared to the same period in the prior year primarily due to an increase in revenue volume. Cost of revenues as a percentage of revenues decreased from 90.8% in the prior year quarter to 90.0%, driven by improved performance across our portfolio, the realization of cost efficiencies resulting from our restructuring activities in fiscal 2018, the absence of restructuring costs incurred in fiscal 2018 ($2 million), and higher net favorable changes in estimates on contracts accounted for under the percentage-of-completion method ($1 million).

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Cost of revenues increased $91 million for the six months ended August 3, 2018 as compared to the same period in the prior year primarily due to an increase in revenue volume. Cost of revenues as a percentage of revenues decreased from 91.1% in the prior year period to 90.7% primarily due to improved performance across our portfolio, the realization of cost efficiencies resulting from our restructuring activities in fiscal 2018, the absence of restructuring costs incurred in fiscal 2018 ($2 million), and lower net unfavorable changes in estimates on contracts accounted for under the percentage-of-completion method ($1 million).
Selling, General and Administrative Expenses. SG&A decreased $2 million for the three months ended August 3, 2018 as compared to the same period in the prior year due to lower facilities costs and other indirect expenses as we continue to drive cost efficiencies across the enterprise.
SG&A remained consistent for the six months ended August 3, 2018 as compared to the same period in the prior year. In fiscal 2018, we realized a gain from the reversal of a vacancy reserve (net of higher facilities consolidation expense) ($6 million), and in fiscal 2019 we settled claims against the indemnification escrow balance established when Scitor was acquired ($6 million).
Operating Income. Operating income as a percentage of revenues increased to 6.6% for the three months ended August 3, 2018 from 5.5% in the comparable prior year period, driven by improved performance across our portfolio and the realization of cost efficiencies resulting from our restructuring activities in fiscal 2018.
Operating income as a percentage of revenues increased to 6.1% for the six months ended August 3, 2018 from 5.6% in the comparable prior year period primarily due to improved performance across our portfolio and the realization of cost efficiencies resulting from our restructuring activities in fiscal 2018.
Net Income. Net income for the three months ended August 3, 2018 increased $13 million as compared to the same period in the prior year due to higher operating income.
Net income for the six months ended August 3, 2018 increased $13 million as compared to the same period in the prior year due to higher operating income, partially offset by higher income tax expense.
Net Cash Provided by Operating Activities. Net cash provided by operating activities was $76 million for the six months ended August 3, 2018, an increase of $23 million compared to the prior year, primarily due to higher customer collections, partially offset by an increase in working capital investments in platform integration programs.
Non-GAAP Measures
EBITDA and Adjusted EBITDA. Earnings before interest, taxes, depreciation and amortization (EBITDA) is a non-GAAP financial performance measure that is calculated by taking net income and excluding interest, provision for income taxes, and depreciation and amortization. Adjusted EBITDA is calculated by taking EBITDA and excluding restructuring costs that we do not consider to be indicative of our ongoing operating performance. The restructuring costs excluded relate to the Company's plan in fiscal 2018 to restructure certain aspects of its operations and is the only significant restructuring since we began operating as an independent company almost five years ago.
While we believe that these non-GAAP financial measures may be useful in evaluating our financial information, it should be considered as supplemental in nature and not as a substitute for financial information prepared in accordance with GAAP. Other companies may define similar measures differently.
We believe that EBITDA and adjusted EBITDA provide management and investors with useful information in assessing trends in our ongoing operating performance and may provide greater visibility in understanding the long-term financial performance of the Company.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

EBITDA and adjusted EBITDA for the periods presented were calculated as follows:

	Three Months Ended		Six Months Ended
	August 3, 2018	August 4, 2017	August 3, 2018	August 4, 2017
	(in millions)
Net income	$49	$36	$98	$85
Interest expense	10	10	22	21
Interest income	—	—	(1)	—
Provision for income taxes	15	13	21	16
Depreciation and amortization	10	11	20	21
EBITDA	84	70	160	143
EBITDA as a percentage of revenues	7.5%	6.5%	7.0%	6.6%
Restructuring costs	—	2	—	2
Adjusted EBITDA	$84	$72	$160	$145
Adjusted EBITDA as a percentage of revenues	7.5%	6.7%	7.0%	6.6%
Adjusted EBITDA for the three months ended August 3, 2018 increased to 7.5% of revenues from 6.7% of revenues for the prior year, driven by improved performance across our portfolio and the realization of cost efficiencies resulting from our restructuring activities in fiscal 2018.
Adjusted EBITDA for the six months ended August 3, 2018 increased to 7.0% of revenues from 6.6% of revenues for the prior year, driven by improved performance across our portfolio and the realization of cost efficiencies resulting from our restructuring activities in fiscal 2018.
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
The estimated value of our total backlog as of the dates presented was:

	August 3, 2018	February 2, 2018
	(in millions)
Funded backlog	$2,099	$2,012
Negotiated unfunded backlog	8,355	8,215
Total backlog	$10,454	$10,227
We had net bookings worth an estimated $1.5 billion and $2.5 billion during the three and six months ended August 3, 2018, respectively. Total backlog at the end of the second quarter is consistent with our total backlog at prior year end.
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

	Six Months Ended
	August 3, 2018	August 4, 2017
Cost reimbursement	46%	44%
Time and materials (T&M)	27%	29%
Firm-fixed price (FFP)	27%	27%
Total	100%	100%
Our contract mix for the six months ended August 3, 2018 reflects an increase in cost reimbursement type contracts due to newly awarded contracts supporting federal civilian agencies and a change in contract type on a significant contract supporting the Department of Defense.

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

	Three Months Ended		Six Months Ended
	August 3, 2018	August 4, 2017	August 3, 2018	August 4, 2017
	(as a % of cost of revenues)
Labor-related cost of revenues	48%	48%	47%	48%
Subcontractor-related cost of revenues	32%	33%	32%	34%
Supply chain materials-related cost of revenues	14%	12%	15%	12%
Other materials-related cost of revenues	6%	7%	6%	6%
Cost of revenues mix for the three and six months ended August 3, 2018 reflects an increase in supply chain material content.
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
Historical Cash Flow Trends
The following table summarizes our cash flows:

	Six Months Ended
	August 3, 2018	August 4, 2017
	(in millions)
Net cash provided by operating activities	$76	$53
Net cash used in investing activities	(17)	(7)
Net cash used in financing activities	(97)	(116)
Net decrease in cash, cash equivalents and restricted cash	$(38)	$(70)
Net Cash Provided by Operating Activities. Refer to “Results of Operations” above for a discussion of the changes in cash provided by operating activities between the six months ended August 3, 2018 and the comparable prior year period.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Net Cash Used in Investing Activities. Cash used in investing activities for the six months ended August 3, 2018 increased compared to the prior year period due to higher capital expenditures for property, plant, and equipment.
Net Cash Used in Financing Activities. Cash used in financing activities for the six months ended August 3, 2018 decreased compared to the prior year period primarily due to a decrease in stock repurchased and retired or withheld for taxes on equity awards, partially offset by higher term loan principal payments. No plan share repurchases were made during the quarter as we evaluated alternative capital deployment opportunities, including the pending acquisition of Engility.
Contractual Obligations
We have entered into contracts with various vendors for long-lead time materials that will be necessary to complete the low-rate initial production (LRIP) phase of our Assault Amphibious Vehicle (AAV) contract with the United States Marine Corps. In order to meet our anticipated commitments for the LRIP phase we committed to purchasing these materials, including materials required to complete a portion of the LRIP phase which we had not yet been awarded. Our total commitment on the portion of the LRIP phase which has not yet been awarded is approximately $42 million as of August 3, 2018, of which we have made $6 million in total payments, which is included in inventory, prepaid expenses and other current assets on our condensed and consolidated balance sheets.
Subsequent to the end of the quarter, on August 27, 2018, we received a stop-work order from the Marine Corps. The stop-work order suspends performance on portions of the LRIP phase for a period of 90 days while the Marine Corps evaluates the AAV program to determine if it will continue, in full or in part, or be canceled. If the stop-work order is not lifted, or portions of the LRIP phase of the program are not awarded as planned or the program is canceled we may not be able to recover all of the costs associated with these orders, which could adversely affect our future profitability. We continue to negotiate with the Marine Corps and our vendors to minimize the impact of the stop-work order to our results of operations.
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

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
Other than the item described above, there have been no changes to our existing critical accounting policies during the six months ended August 3, 2018 from those disclosed in our most recently filed Annual Report on Form 10-K.
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Item 4. Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) and have concluded that as of August 3, 2018, these controls and procedures were operating and effective.
Changes in Internal Control Over Financial Reporting
During the assessment process at February 2, 2018, we identified deficiencies in the operating effectiveness of controls over the training and awareness of contractual requirements related to multi-customer funding and the design of program control and time sheet review controls over contracts with multi-customer funding sources. These deficiencies were evaluated as having the potential to result in a material misstatement in our financial statements and aggregated to a material weakness in our internal controls. During the second quarter of fiscal 2019, our management completed the remediation of the material weakness. Remediation efforts included improving the design of program control and time sheet review controls over contracts with multi-customer funding sources and increased training and awareness in the administration of such contracts.
Except for the remediation of the material weakness described above, there have been no changes in our internal control over financial reporting during the quarterly period covered by this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
Other than with respect to the risk factors included below related to our pending merger with Engility Holdings, Inc. (Engility), there have been no material changes from the risk factors disclosed in our most recently filed Annual Report on Form 10-K.
These risks and the other risks associated with the pending merger will be more fully discussed in the joint proxy statement/prospectus that will be included in the registration statement on Form S-4 (the “Joint Proxy Statement/Prospectus”) that we will file with the SEC in connection with the merger. We urge you to read the Joint Proxy Statement/Prospectus once it becomes available because it will contain important information about the pending merger, including relevant risk factors.
If we are unable to complete our contemplated acquisition of Engility, our expected financial results and the market value of our common stock could be adversely affected.
On September 9, 2018, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Engility to acquire all of Engility’s issued and outstanding stock through a merger of Engility with one of our subsidiaries, Raptors Merger Sub, Inc. (the “merger”). Consummation of the merger is subject to customary conditions to closing, including the approval of stockholders of both SAIC and Engility and the receipt of required regulatory approvals. If any condition to the merger is not satisfied or waived, the merger will not be completed. The parties also may terminate the Merger Agreement under certain circumstances. Any or all of the preceding could jeopardize our ability to consummate the merger on the negotiated terms. To the extent the merger is not completed for any reason, we would have devoted substantial resources and management attention to the transaction without realizing the accompanying benefits expected by our management, and our financial condition and results of operations and the market value of our stock may be adversely affected. Additional risks and uncertainties associated with the merger include:

•	various conditions to the closing of the merger may not be satisfied or waived;

•	the inability to obtain consents from third parties who have “change of control” or similar clauses in their agreements with Engility;

•	the failure to consummate the merger may result in negative publicity and a negative impression of us in the investment community;

•	litigation relating to the merger could be commenced, which may prevent the merger from becoming effective within the expected time frame, if at all;

•	required regulatory approvals from governmental entities may delay the merger or result in the imposition of conditions that could cause the abandonment of the merger; and

•
the attention of our employees and management may be diverted due to activities related to the merger, which may harm our relationships with our employees, customers, distributors, suppliers, and other business partners, may impair our ability to continuously innovate to meet the industry inflections, and may result in a loss of or a substantial decrease in purchases by our customers.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Even if the Engility merger is consummated, we may not be able to successfully integrate the business of Engility with our own or realize the anticipated benefits of the merger in the expected time frame, or at all.
Our ability to realize the anticipated benefits of the merger will depend, on a large extent, on our ability to integrate our and Engility’s business. The merger involves the combination of two companies that currently operate as independent public companies. The combined company will be required to devote significant management attention and resources to integrating our business practices with those of Engility. The integration process may disrupt the business and, if implemented ineffectively or if impacted by unforeseen negative economic or market conditions or other factors, we may not realize the full anticipated benefits of the merger. Potential difficulties that the combined company may encounter as part of the integration process include the following:

•
the inability to successfully combine our business with Engility in a manner that permits the combined company to achieve the full revenue and cost synergies and other benefits anticipated to result from the merger;

•	the loss of customers and strategic partners who may not wish to continue their relationships with the combined company;

•
required regulatory approvals from governmental entities may result in limitations, additional costs or placement of restrictions on the conduct of the combined company, imposition of additional material costs on or materially limiting the revenues of the combined company following the merger;

•
complexities associated with managing the combined businesses, including difficulty addressing possible differences in corporate cultures and management philosophies and the challenge of integrating complex systems, technology, networks and other assets of each of the companies in a seamless manner that minimizes any adverse impact on customers, suppliers, employees and other business partners; and

•	potential unknown liabilities and unforeseen increased expenses or delays associated with the merger.
Many of these factors will be outside of our control and any one of them could result in increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy, which could materially impact the business, financial condition and our results of operations. These benefits may not be achieved within the anticipated time frame, or at all. Furthermore, additional unanticipated costs may be incurred in the integration of the businesses. All of these factors could decrease or delay the anticipated benefits of the merger and negatively impact us. In addition, we have operated and, until the completion of the merger will continue to operate, independently. These and other factors could adversely affect our ability to maintain relationships with customers, suppliers, employees and other partners, and our ability to achieve the anticipated benefits of the merger.
The exchange ratio will not be adjusted in the event of any change in either the Company or Engility stock price.
In the merger, each outstanding share of Engility common stock (with certain exceptions), by virtue of the merger and without any action on the part of the parties to the Merger Agreement or the holders of shares of Engility common stock, will be converted into the right to receive 0.450 validly issued, fully paid and nonassessable share of SAIC common stock. This exchange ratio will not be adjusted for changes in the market price of either SAIC or Engility common stock. Changes in the price of SAIC common stock prior to completion of the merger will affect the market value of the SAIC common stock that stockholders will receive in the merger. Share price changes may result from a variety of factors (many of which are beyond SAIC’s or Engility’s control), including the following:

•	changes in the SAIC’s or Engility’s respective businesses, operations and prospects, or the market assessments thereof;

•	market assessments of the likelihood that the merger will be completed; and

•	general market and economic conditions and other factors generally affecting the price of SAIC common stock
The price of SAIC common shares at the closing of the merger may vary from the price on the date the Merger Agreement was executed and the dates of the respective special meetings of our stockholders and Engility’s stockholders. As a result, the market value of the merger consideration may also vary.
We and Engility will incur direct and indirect costs as a result of the Merger.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

We and Engility will incur substantial expenses in connection with and as a result of completing the merger and, over a period of time following the completion of the merger, we further expect to incur substantial expenses in connection with coordinating our businesses, operations, policies and procedures and Engility’s. While we have assumed that a certain level of transaction expenses will be incurred, factors beyond our control could affect the total amount or the timing of these expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately.
In connection with the merger, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could negatively affect our business, assets, liabilities, prospects, outlook, financial condition and results of operations.
Although we have conducted extensive due diligence on Engility in connection with the merger, we cannot assure that this diligence revealed all material issues that may be present, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of our control will not later arise. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Further, as a result of the merger, purchase accounting, and the proposed operation of the company after closing, we may be required to take write-offs or write-downs, restructuring and impairment or other charges that could negatively affect business, assets, liabilities, prospects, outlook, financial condition and results of operations after closing.
We may not obtain sufficient financing to repay certain outstanding obligations of Engility upon closing.
We have entered into a debt commitment letter pursuant to which Citigroup Global Markets Inc. has committed to provide us with a new seven-year senior secured $1.05 billion Term Loan B structured as an incremental facility under our existing credit agreement. The proceeds of this new financing are necessary to enable us to repay Engility’s existing credit facility and outstanding notes. Citibank’s obligation to provide us financing under the debt commitment letter, however, is subject to specified limited conditions, and we cannot assure you that these conditions will be met. The closing of the merger is not conditioned on our ability to obtain financing. If we are unable to obtain financing pursuant to the debt commitment letter or otherwise, we still could be required to close the merger resulting in a default under our and Engility’s existing credit agreements, or we could be subject to claims under the Merger Agreement, each of which could have a material adverse effect on our business.
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
The following table presents repurchases of our common stock during the three months ended August 3, 2018:

Period(1)	Total Number of Shares (or Units) Purchased(2)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(3)
May 5, 2018 - June 8, 2018	1,080	$87.29	—	2,317,844
June 9, 2018 - July 6, 2018	61	88.07	—	2,317,844
July 7, 2018 - August 3, 2018	—		—	2,317,844
Total	1,141		—

(1)	Date ranges represent our fiscal periods during the current quarter. Our fiscal quarters typically consist of one five-week period and two four-week periods.

(2)
Includes shares purchased on surrender by stockholders of previously owned shares to satisfy minimum statutory tax withholding obligations related to stock option exercises and vesting of stock awards in addition to shares purchased under our publicly announced plans or programs.

(3)
On December 15, 2016 the number of additional shares of our common stock that may be repurchased under our existing repurchase program previously announced in October 2013 was increased by approximately 3.3 million shares, bringing the total authorized shares to be repurchased under the program to approximately 11.8 million shares. As of August 3, 2018, we have repurchased approximately 9.5 million shares of common stock under the program.

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
Date: September 10, 2018

Science Applications International Corporation

/s/ Charles A. Mathis
Charles A. Mathis Executive Vice President and Chief Financial Officer