Form 10-Q
period 2018-11-02
Science Applications International Corp
filed 2018-12-06
CIK 1571123

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
Form 10-Q
_________________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 2, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No   ☒
The number of shares issued and outstanding of the registrant’s common stock as of November 23, 2018 was as follows:
42,544,462 shares of common stock ($.0001 par value per share)

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
FORM 10-Q

-i-

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
CONDENSED AND CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	November 2, 2018	November 3, 2017	November 2, 2018	November 3, 2017
	(in millions, except per share amounts)
Revenues	$1,177	$1,145	$3,467	$3,326
Cost of revenues	1,048	1,036	3,125	3,022
Selling, general and administrative expenses	42	37	115	110
Acquisition and integration costs (Note 4)	14	—	14	—
Operating income	73	72	213	194
Interest expense	16	11	38	32
Other (income) expense, net	(1)	(1)	(2)	(1)
Income before income taxes	58	62	177	163
Provision for income taxes (Note 6)	(10)	(19)	(31)	(35)
Net income	$48	$43	$146	$128
Other comprehensive income, net of tax (Note 9)	1	1	1	2
Comprehensive income	$49	$44	$147	$130
Earnings per share (Note 2):
Basic	$1.13	$0.99	$3.44	$2.94
Diluted	$1.11	$0.98	$3.37	$2.86
Cash dividends declared and paid per share	$0.31	$0.31	$0.93	$0.93

See accompanying notes to condensed and consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
CONDENSED AND CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	November 2, 2018	February 2, 2018
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$193	$144
Receivables, net	765	674
Inventory, prepaid expenses and other current assets	114	132
Total current assets	1,072	950
Goodwill	863	863
Intangible assets (net of accumulated amortization of $70 million and $55 million at November 2, 2018 and February 2, 2018, respectively)	164	179
Property, plant, and equipment (net of accumulated depreciation of $156 million and $143 million at November 2, 2018 and February 2, 2018, respectively)	67	61
Other assets	36	20
Total assets	$2,202	$2,073

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$452	$504
Accrued payroll and employee benefits	219	150
Long-term debt, current portion (Note 7)	11	41
Total current liabilities	682	695
Long-term debt, net of current portion (Note 7)	1,026	983
Deferred income taxes	30	23
Other long-term liabilities	53	45
Commitments and contingencies (Note 10)
Equity:
Common stock, $.0001 par value, 1 billion shares authorized, 43 million shares issued and outstanding as of November 2, 2018 and February 2, 2018	—	—
Additional paid-in capital	16	—
Retained earnings	390	323
Accumulated other comprehensive income (Note 9)	5	4
Total equity	411	327
Total liabilities and equity	$2,202	$2,073

See accompanying notes to condensed and consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
CONDENSED AND CONSOLIDATED STATEMENT OF EQUITY
(UNAUDITED)

	Shares of common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Total
	(in millions)
Balance at February 2, 2018	43	$—	$323	$4	$327
Cumulative impact from adopting ASC 606 (Note 1) on February 3, 2018	—	—	3	—	3
Net income	—	—	146	—	146
Issuances of stock	1	5	—	—	5
Other comprehensive income, net of tax	—	—	—	1	1
Cash dividends of $0.93 per share	—	—	(40)	—	(40)
Stock-based compensation	—	12	(9)	—	3
Repurchases of stock	(1)	(1)	(33)	—	(34)
Balance at November 2, 2018	43	$16	$390	$5	$411

See accompanying notes to condensed and consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
CONDENSED AND CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	November 2, 2018	November 3, 2017
	(in millions)
Cash flows from operating activities:
Net income	$146	$128
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33	33
Stock-based compensation expense	24	21
Loss on extinguishment of debt	4	—
Provision for inventory	25	—
Increase (decrease) resulting from changes in operating assets and liabilities:
Receivables	(86)	(178)
Inventory, prepaid expenses and other current assets	(5)	17
Other assets	(9)	1
Accounts payable and accrued liabilities	(47)	62
Accrued payroll and employee benefits	69	45
Other long-term liabilities	8	4
Net cash provided by operating activities	162	133
Cash flows from investing activities:
Expenditures for property, plant, and equipment	(24)	(15)
Other	1	—
Net cash used in investing activities	(23)	(15)
Cash flows from financing activities:
Dividend payments to stockholders	(40)	(40)
Principal payments on borrowings	(776)	(42)
Issuances of stock	5	4
Stock repurchased and retired or withheld for taxes on equity awards	(56)	(148)
Disbursements for obligations assumed from Scitor acquisition	—	(2)
Proceeds from borrowings	791	25
Debt issuance costs	(13)	—
Net cash used in financing activities	(89)	(203)
Net increase (decrease) in cash, cash equivalents and restricted cash	50	(85)
Cash, cash equivalents and restricted cash at beginning of period	152	218
Cash, cash equivalents and restricted cash at end of period (Note 1)	$202	$133

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
Restructuring
During fiscal 2018, the Company initiated restructuring activities (the "Restructuring") intended to improve operational efficiency, reduce costs, and better position the Company to drive future growth. The restructuring activities consisted of involuntary and voluntary terminations and the consolidation of existing leased facilities. The Company completed the Restructuring in fiscal 2018 with total restructuring costs of approximately $13 million, comprised of $6 million for employee severance and $7 million of lease exit costs. $1 million and $3 million of restructuring costs for employee severance were included in cost of revenues in the condensed and consolidated statements of income and comprehensive income for the three and nine months ended November 3, 2017, respectively. The Company made $1 million in cash payments for severance during the nine months ended November 2, 2018 and made no cash payments for severance during the three months ended November 2, 2018 or the three and nine months ended November 3, 2017. The liability associated with lease exit costs will be substantially settled within three years of the completion of the Restructuring.
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
The Company recognized a $25 million provision for inventory within cost of revenues during the three and nine months ended November 2, 2018 related to firm purchase commitments on a firm-fixed price program.
Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the condensed and consolidated balance sheets for the periods presented:

	November 2, 2018	February 2, 2018
	(in millions)
Cash and cash equivalents	$193	$144
Restricted cash included in other assets	9	8
Cash, cash equivalents and restricted cash	$202	$152
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
The amounts by which the Company’s financial statements were impacted by the adoption of ASC 606, as compared to the guidance in effect before the change, as of and for the three and nine months ended November 2, 2018 were as follows:

	Three Months Ended November 2, 2018			Nine Months Ended November 2, 2018
	As reported	Balances without adoption of ASC 606	Effect of change	As reported	Balances without adoption of ASC 606	Effect of change
	(in millions)			(in millions)
Income Statement
Revenues	$1,177	$1,175	$2	$3,467	$3,477	$(10)
Cost of revenues	1,048	1,047	1	3,125	3,136	(11)
Operating income	$73	$72	$1	$213	$212	$1

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	November 2, 2018
	As reported	Balances without adoption of ASC 606	Effect of change
	(in millions)
Balance Sheet
Assets
Receivables, net	$765	$755	$10
Inventories, prepaid expenses and other current assets	114	122	(8)
Other assets	36	34	2

Liabilities and Equity
Accounts payable and accrued liabilities	452	452	—
Retained earnings	$390	$386	$4
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
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes the existing lease accounting standards (Topic 840). Under the new guidance, a lessee will be required to recognize lease assets and lease liabilities for all leases with lease terms in excess of twelve months. The recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as either a finance lease or operating lease. The criteria for distinction between a finance lease and an operating lease are substantially similar to existing lease guidance for capital leases and operating leases. Some changes to lessor accounting have been made to conform and align that guidance with the lessee guidance and other areas within GAAP, such as Revenue from Contracts with Customers (Topic 606). In July 2018, the FASB provided an optional transition method of adoption, permitting entities to recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption as opposed to the beginning of the earliest period presented in the financial statements. ASU 2016-02 becomes effective for the Company in the first quarter of fiscal 2020. The Company intends to adopt using the optional transition method. The Company is implementing new lease accounting software and is designing new processes and internal controls. The Company continues to evaluate the standard, but has not quantified the impact of adoption on its financial statements.
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
Other Accounting Standards Updates effective after November 2, 2018 are not expected to have a material effect on the Company’s financial statements.

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
A reconciliation of the weighted-average number of shares outstanding used to compute basic and diluted EPS was:

	Three Months Ended		Nine Months Ended
	November 2, 2018	November 3, 2017	November 2, 2018	November 3, 2017
	(in millions)
Basic weighted-average number of shares outstanding	42.5	43.2	42.5	43.5
Dilutive common share equivalents - stock options and other stock-based awards	0.7	1.0	0.8	1.3
Diluted weighted-average number of shares outstanding	43.2	44.2	43.3	44.8
The following stock-based awards were excluded from the weighted-average number of shares outstanding used to compute diluted EPS:

	Three Months Ended		Nine Months Ended
	November 2, 2018	November 3, 2017	November 2, 2018	November 3, 2017
	(in millions)
Antidilutive stock options excluded	0.3	0.2	0.2	0.2

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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
Aggregate changes in these estimates increased operating income by $19 million ($0.33 per diluted share) and $16 million ($0.28 per diluted share) for the three and nine months ended November 2, 2018, respectively, and increased operating income by $5 million ($0.07 per diluted share) and $1 million ($0.01 per diluted share) for the three and nine months ended November 3, 2017, respectively. Changes in these estimates increased net income by $14 million and $12 million for the three and nine months ended November 2, 2018. In addition, revenues were $4 million and $7 million higher for the three and nine months ended November 2, 2018, respectively, due to net revenue recognized from performance obligations satisfied in prior periods.
Disaggregation of Revenues
The Company's revenues are generated primarily from long-term contracts with the U.S. government including subcontracts with other contractors engaged in work for the U.S. government. The Company disaggregates revenues by customer, contract-type and prime vs. subcontractor to the federal government.
Disaggregated revenues by customer were as follows:

	Three Months Ended	Nine Months Ended
	November 2, 2018
	(in millions)
Department of Defense	$683	$2,107
Other federal government agencies	430	1,260
Commercial, state and local	64	100
Total	$1,177	$3,467

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Disaggregated revenues by contract-type were as follows:

	Three Months Ended	Nine Months Ended
	November 2, 2018
	(in millions)
Cost reimbursement	$598	$1,663
Time and materials (T&M)	253	863
Firm-fixed price (FFP)	326	941
Total	$1,177	$3,467
Disaggregated revenues by prime vs. subcontractor were as follows:

	Three Months Ended	Nine Months Ended
	November 2, 2018
	(in millions)
Prime contractor to federal government	$1,032	$3,123
Subcontractor to federal government	81	244
Other	64	100
Total	$1,177	$3,467
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
Contract balances for the periods presented were as follows:

	Balance Sheet line item	November 2, 2018	February 3, 2018(1)
		(in millions)
Billed and billable receivables, net(2)	Receivables, net	$564	$510
Contract assets(3)	Receivables, net	201	169
Contract liabilities - current	Accounts payable and accrued liabilities	10	12
Contract liabilities - non-current	Other long-term liabilities	$6	$—

(1)	Includes the cumulative effect of the changes made to the Company's opening balance sheet at February 3, 2018 from the modified retrospective adoption of ASC 606.

(2)	Net of allowance for doubtful accounts of $2 million and $1 million as of November 2, 2018 and February 3, 2018, respectively.

(3)	Includes contract retentions of $8 million and $11 million as of November 2, 2018 and February 3, 2018, respectively; the remaining balances of contract assets consists of unbillable receivables.
The changes in the Company's contract assets and contract liabilities during the current period primarily results from the timing differences between the Company's performance, invoicing and customer payments. During the nine months ended November 2, 2018, the Company recognized revenues of $10 million relating to amounts that were included in the opening balance of contract liabilities - current as of February 3, 2018. $1 million in revenues

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

were recognized for the three months ended November 2, 2018, relating to amounts that were included in the opening balance of contract liabilities - current as of February 3, 2018.
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
Deferred costs for the periods presented were as follows:

	Balance Sheet line item	November 2, 2018	February 3, 2018(1)
		(in millions)
Pre-contract costs	Inventory, prepaid expenses and other current assets	$8	$1
Fulfillment costs - current	Inventory, prepaid expenses and other current assets	1	3
Fulfillment costs - non-current	Other assets	$12	$—

(1)	Includes the cumulative effect of the changes made to the Company's opening balance sheet at February 3, 2018 from the modified retrospective adoption of ASC 606.
Pre-contract costs of $1 million and $3 million were expensed during the three and nine months ended November 2, 2018. Fulfillment costs of $2 million were amortized during the three and nine months ended November 2, 2018.
Remaining Performance Obligations
As of November 2, 2018, the Company had $1.1 billion of remaining performance obligations. Remaining performance obligations exclude contracts with original durations of one year or less, contracts in which we recognize revenue using the as-invoiced practical expedient and any variable consideration that is allocated entirely to unsatisfied performance obligations on our supply chain contracts. The Company expects to recognize revenue on approximately 65% of the remaining performance obligations over the next 12 months and approximately 85% over the next 24 months, with the remaining recognized thereafter.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 4—Pending Acquisition of Engility:
On September 9, 2018, the Company entered into the Merger Agreement by and among Science Applications International Corporation, Engility Holdings, Inc., ("Engility"), and Raptors Merger Sub, Inc., pursuant to which the Company will acquire Engility (the "Merger"). At the effective time of the Merger, each outstanding share of Engility common stock will be converted into the right to receive 0.450 shares of the Science Applications International Corporation common stock. The Company amended its credit agreement to provide for a new five-year senior secured $1.1 billion term loan facility to be funded in connection with the Merger, see Note 7. The proceeds will be used to repay Engility's existing credit facility and outstanding notes. The estimated transaction value is $2.1 billion based on the Company's per share closing price of $69.39 on November 2, 2018 including the repayment of Engility's net debt. The Merger Agreement has been unanimously approved by both companies' Board of Directors. The transaction is subject to customary closing conditions, including approval of both the Science Applications International Corporation and Engility stockholders, and is expected to close in the fourth quarter of fiscal year 2019.
For three and nine months ended November 2, 2018, the Company incurred $28 million in acquisition-related costs, including $17 million of debt issue costs, see Note 7, and $1 million in stock issue costs. For the three and nine months ended November 2, 2018, the Company recognized acquisition-related costs of $10 million and integration-related costs of $4 million, which are presented together as acquisition and integration costs on the condensed and consolidated statements of income and comprehensive income.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 5—Stock-Based Compensation:
Stock Options
During the nine months ended November 2, 2018, the Company granted certain employees 0.1 million stock options with a weighted-average exercise price and weighted-average grant date fair value of $85.62 and $19.48, respectively. These options will expire on the seventh anniversary of the grant date and will vest ratably on each anniversary of the grant date over a three-year period.
Restricted Stock Units (RSUs)
During the nine months ended November 2, 2018, the Company granted certain employees 0.4 million RSUs with a weighted-average grant date fair value of $85.01, which will vest ratably on each anniversary of the grant date over a four-year period.
Performance Shares
During the nine months ended November 2, 2018, the Company granted to certain employees 0.1 million performance share awards with a grant date fair value of $85.31 per award. These awards will cliff vest at the end of the third fiscal year following the grant date, subject to meeting the minimum service requirements and the achievement of certain annual and cumulative financial metrics of the Company’s performance, with the number of shares ultimately issued, if any, ranging up to 150% of the specified target shares.
Note 6—Income Taxes:
The Company's effective income tax rate was 17.7% and 17.4% for the three and nine months ended November 2, 2018, respectively, and 30.7% and 21.5% for the three and nine months ended November 3, 2017, respectively. The Company's effective tax rate was lower for the three and nine months ended November 2, 2018 compared to the prior year period due to the lower statutory federal income tax rate, increased research tax credits and hurricane disaster zone credits, partially offset by lower excess tax benefits related to employee share-based compensation, the repeal of the manufacturer’s deduction and the changes in deductibility of executive compensation due to the Tax Cuts and Jobs Act (the "Tax Act"). Tax rates for the periods ended November 2, 2018 were lower than the combined federal and state statutory rates due to excess tax benefits related to employee share-based compensation, research and development credits, and hurricane disaster zone credits, partially offset by permanent book tax differences.
As of November 2, 2018, the balance of unrecognized tax benefits included liabilities for uncertainty in income taxes of $9 million; $8 million of which is classified as other long-term liabilities on the condensed and consolidated balance sheets and $1 million of which is classified as a reduction to the corresponding deferred tax asset and is presented in other assets on the condensed and consolidated balance sheets. $9 million of unrecognized tax benefits, if recognized, would affect the effective income tax rate for the Company. While the Company believes it has adequate accruals for uncertainty in income taxes, the tax authorities, on review of the Company’s tax filings, may determine that the Company owes taxes in excess of recorded accruals, or the recorded accruals may be in excess of the final settlement amounts agreed to by tax authorities. Although the timing of such reviews is not certain, we do not believe that it is reasonably possible that the unrecognized tax benefits will materially change in the next 12 months.
The Tax Act was enacted on December 22, 2017, which amends the Internal Revenue Code to reduce tax rates and modify policies, credits, and deductions for individuals and businesses. For businesses, the Tax Act reduces the corporate federal tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018. The SEC staff issued Staff Accounting Bulletin No 118 (“SAB 118”), which allows registrants to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. As of November 2, 2018, the Company has not completed the accounting for the tax effects of enactment of the Tax Act. Areas still under review include: (1) the expensing of qualified assets and (2) the limitation on the deductibility of certain executive compensation. The Company is collecting information on expensing of qualified assets and is evaluating guidance on the deductibility of certain executive compensation. However, the Company made reasonable estimates and has recognized provisional amounts of these effects in the provision for income taxes for the year ended February 2, 2018 and for the three and nine months ended November 2, 2018. The ultimate impact may differ from the provisional amounts recorded. The Company expects to complete the analysis within the measurement period in accordance with SAB 118.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 7—Debt Obligations:
The Company’s long-term debt as of the dates presented was as follows:

	November 2, 2018					February 2, 2018
	Stated interest rate	Effective interest rate	Principal	Unamortized Debt Issuance Costs	Net	Principal	Unamortized Debt Issuance Costs	Net
			(in millions)
Term Loan A Facility due August 2021			$—	$—	$—	$635	$(2)	$633
Term Loan B Facility due May 2022			—	—	—	400	(9)	391
Term Loan B Facility due October 2025	4.05%	4.26%	1,050	(13)	1,037	—	—	—
Total long-term debt			$1,050	$(13)	$1,037	$1,035	$(11)	$1,024
Less current portion			11	—	11	41	—	41
Total long-term debt, net of current portion			$1,039	$(13)	$1,026	$994	$(11)	$983
On February 7, 2018, the Company entered into the Second Amendment to the Second Amended and Restated Credit Agreement (Second Amendment) reducing the interest rate margins by 0.25%, 0.50%, and 0.25%, across all leverage ratios for the Term Loan A Facility due August 2021, the Term Loan B Facility due May 2022, and the Revolving Credit Facility due August 2021, respectively. Effective upon execution of the Second Amendment, the applicable margin with respect to the Term Loan A Facility due August 2021 and borrowings under the Revolving Credit Facility due August 2021 ranged from 1.25% to 2.00% for Eurocurrency Rate loans, and 0.25% to 1.00% for Base Rate loans. Under the Second Amendment, interest rate margins for the Term Loan B Facility due May 2022 were 2.00%, subject to a 0.75% floor for Eurocurrency Rate loans, or 1.00% for Base Rate loans. During the three months ended May 4, 2018, the Company incurred and paid $2 million in fees associated with the Second Amendment, including $1 million of deferred financing fees.
On October 31, 2018, the Company entered into the Third Amended and Restated Credit Agreement (Third Amended Credit Agreement) in anticipation of the Merger (see Note 4). The Third Amended Credit Agreement, among other things, provides for and permits: 1) the Merger, 2) the establishment of a senior secured Term Loan B Facility due October 2025 in the amount of $1.1 billion, 3) the establishment of a senior secured Term Loan A Facility Commitment due October 2023 in the amount of $1.1 billion, which amount shall be automatically reduced to $618 million if the Merger is terminated or abandoned, and 4) an increase to the existing $200 million Revolving Credit Facility by an additional $200 million upon the effectiveness of the Merger.
The Term Loan B Facility due October 2025 was funded in full in October 2018 and the proceeds were used to repay all indebtedness outstanding under the Second Amendment and related expenses. At the time of the Merger, the Term Loan A Facility Commitment may be drawn in full and the proceeds used to partially finance the Merger, pay fees and expenses associated with the Merger, and for general corporate purposes. If the Merger Agreement is terminated or abandoned, the reduced Term Loan A Facility Commitment will be drawn in full and the proceeds used to repay a portion of the Term Loan B Facility due October 2025.
During the three months ended November 2, 2018, the Company incurred $17 million of debt issue costs associated with the Third Amended Credit Agreement. The Company recognized $5 million in expenses associated with the Third Amended Credit Agreement, which is included in interest expense and includes a $4 million loss on extinguishment of debt. The Company deferred $12 million in financing fees that are amortized to interest expense utilizing the effective interest method.
Borrowings under the Third Amended Credit Agreement bear interest at a variable rate of interest based on LIBOR or a Base Rate, plus in each case an applicable margin. Applicable margins with respect to borrowings under the Term Loan B Facility due October 2025 are 1.75% for LIBOR loans and 0.75% for Base Rate loans. Applicable margins with respect to borrowings under the Term Loan A Facility Commitment and the Revolving Credit Facility range from 1.25% to 2.00% for LIBOR loans and 0.25% to 1.00% for Base Rate loans, in each case based on the

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

then applicable Leverage Ratio (as defined in the Third Amended Credit Agreement). The Company also pays a commitment fee with respect to undrawn amounts under the Revolving Credit Facility ranging from 0.20% to 0.35%.
Borrowings under the Term Loan A Facility Commitment will amortize quarterly beginning on January 31, 2020 at 1.25% of the original borrowed amount thereunder, with such quarterly amortization payments increasing to 1.875% on January 31, 2021 and then to 2.50% on January 31, 2022. The Term Loan B Facility due October 2025 will amortize quarterly at 0.25% of the original borrowed amount (less any amount repaid with proceeds of a borrowing under the Term Loan A Facility Commitment) beginning on January 31, 2019. Beginning with SAIC’s fiscal year ending on or about January 31, 2020, annual mandatory prepayments of a portion of SAIC’s Excess Cash Flow (as defined in the Third Amended Credit Agreement) will be required. The Term Loan B Facility due October 2025 matures on October 31, 2025 and future borrowings under the Term Loan A Facility Commitment and the Revolving Credit Facility mature on October 31, 2023. As of November 2, 2018, there are no balances outstanding under the Revolving Credit Facility due October 2023.
The Third Amended Credit Agreement contains certain restrictive covenants applicable to the Company and its subsidiaries including a requirement to maintain a Senior Secured Leverage Ratio (as defined in the Third Amended Credit Agreement) of not greater than 3.75 to 1.00 until the effectiveness of the Merger, not greater than 4.50 to 1.00 upon the effectiveness of the Merger and for the succeeding six fiscal quarters, and not greater than 4.00 to 1.00 thereafter, unless a Permitted Acquisition (as defined in the Third Amended Credit Agreement) occurs in which case not greater than 4.25 to 1.00 for three consecutive quarters following such a transaction. As of November 2, 2018, the Company was in compliance with the covenants under the Third Amended Credit Agreement.
As of November 2, 2018 and February 2, 2018, the carrying value of the Company’s outstanding debt obligations approximated its fair value. The fair value of long-term debt is calculated using Level 2 inputs, based on interest rates available for debt with terms and maturities similar to the Company’s term loan facilities.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 8—Derivative Instruments Designated as Cash Flow Hedges:
The Company’s derivative instruments designated as cash flow hedges consist of:

					Asset Fair Value(1) at
	Notional Amount at November 2, 2018	Pay Fixed Rate	Receive Variable Rate	Settlement and Termination	November 2, 2018	February 2, 2018
	(in millions)				(in millions)
Term loan interest rate swaps #1	$—	1.41%	1-month LIBOR	Monthly through September 26, 2018	$—	$1
Term loan interest rate swaps #2(2)	—	1.88%	3-month LIBOR(3)	Quarterly through May 7, 2020(2)	—	4
Term loan interest rate swaps #3(4)	365	2.78%	1-month LIBOR	Monthly through July 30, 2021	1	—
Term loan interest rate swaps #4(5)	500	3.07%	1-month LIBOR	Monthly through October 31, 2025	—	—
Total	$865				$1	$5

(1)	The fair value of the fixed interest rate swaps asset is included in other assets on the condensed and consolidated balance sheets.

(2)
On October 31, 2018, the Company exited its Term loan interest rate swaps #2 and discontinued hedge accounting. The Company received cash proceeds of $6 million upon the early settlement. The $6 million of deferred gains in accumulated other comprehensive income will be reclassified into interest expense over the original contractual term of the interest rate swaps, which has a maturity date of May 7, 2020.

(3)	Subject to a 0.75% floor.

(4)
On June 12, 2018, the Company executed forward-starting fixed interest rate swaps that hedge the variability in interest payments on $365 million of floating rate debt. The tenor of these swaps began on September 26, 2018. The Company has designated, and will account for, these fixed interest rate swaps as cash flow hedges.

(5)
On October 31, 2018, the Company executed fixed interest rate swaps that hedge the variability in interest payments on $500 million of floating rate debt. The Company has designated, and will account for, these fixed interest rate swaps as cash flow hedges.

The Company is party to fixed interest rate swap instruments that are designated and accounted for as cash flow hedges to manage risks associated with interest rate fluctuations on a portion of the Company’s floating rate debt. The counterparties to all swap agreements are financial institutions. See Note 9 for the unrealized change in fair values on cash flow hedges recognized in other comprehensive income and the amounts reclassified from accumulated other comprehensive income into earnings for the current and comparative periods presented. The Company recognized no ineffectiveness during the periods presented prior to the adoption of ASU 2017-12. The Company estimates that it will reclassify $2 million of unrealized gains from accumulated other comprehensive income into earnings in the twelve months following November 2, 2018.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 9—Changes in Accumulated Other Comprehensive Income by Component:
The following table presents the changes in accumulated other comprehensive income attributable to the Company’s fixed interest rate swap cash flow hedges that are discussed in Note 8.

	Unrealized Gains (Losses) on Fixed Interest Rate Swap Cash Flow Hedges
	Pre-Tax Amount(1)	Income Tax(2)	Net Amount
	(in millions)
Three months ended November 2, 2018
Balance at August 3, 2018	$6	$(2)	$4
Other comprehensive income before reclassifications	1	—	1
Amounts reclassified from accumulated other comprehensive income	—	—	—
Net other comprehensive income	1	—	1
Balance at November 2, 2018	$7	$(2)	$5

Three months ended November 3, 2017
Balance at August 4, 2017	$(2)	$1	$(1)
Other comprehensive income before reclassifications	2	(1)	1
Amounts reclassified from accumulated other comprehensive income	—	—	—
Net other comprehensive income	2	(1)	1
Balance at November 3, 2017	$—	$—	$—

Nine months ended November 2, 2018
Balance at February 2, 2018	$5	$(1)	$4
Other comprehensive income before reclassifications	3	(1)	2
Amounts reclassified from accumulated other comprehensive income	(1)	—	(1)
Net other comprehensive income	2	(1)	1
Balance at November 2, 2018	$7	$(2)	$5

Nine months ended November 3, 2017
Balance at February 3, 2017	$(3)	$1	$(2)
Other comprehensive income before reclassifications	1	(1)	—
Amounts reclassified from accumulated other comprehensive income	2	—	2
Net other comprehensive income	3	(1)	2
Balance at November 3, 2017	$—	$—	$—

(1)	The amount reclassified from accumulated other comprehensive income was included in interest expense.

(2)	The amount reclassified from accumulated other comprehensive income was included in the provision for income taxes.
Note 10—Legal Proceedings and Other Commitments and Contingencies:
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

AAV Termination for Convenience
On August 27, 2018, the Company received a stop-work order from the United States Marine Corps on the Assault Amphibious Vehicle (AAV) contract and on October 3, 2018 the program was terminated for convenience by the customer.
Beginning in fiscal 2018, the Company entered into contracts with various vendors for long-lead time materials that would be necessary to complete the low-rate initial production (LRIP) phase of the program, including portions of the LRIP phase which had not yet been awarded. As a result of the program termination, the Company recognized an inventory provision for long-lead items, see Note 1. The Company is continuing to negotiate with the Marine Corps to recover all costs associated with the termination.
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
The indirect cost audits by the DCAA of the Company’s business remain open for fiscal 2014 and subsequent years. Although the Company has recorded contract revenues subsequent to and including fiscal 2014 based on an estimate of costs that the Company believes will be approved on final audit, the Company does not know the outcome of any ongoing or future audits. If future completed audit adjustments exceed the Company’s reserves for potential adjustments, the Company’s profitability could be materially adversely affected.
The Company has recorded reserves for estimated net amounts to be refunded to customers for potential adjustments for indirect cost audits and compliance with Cost Accounting Standards, which include indemnification obligations owing to former Parent for periods prior to the Distribution Date. As of November 2, 2018, the Company has recorded a total liability of $43 million for estimated net amounts to be refunded to customers for potential adjustments from audits of contract costs, which is presented in accounts payable and accrued liabilities on the condensed and consolidated balance sheets. Any additional amounts which may be determined to be owed for periods prior to the separation will be allocated to former Parent and the Company in proportions determined in accordance with the Distribution Agreement.
Letters of Credit and Surety Bonds
The Company has outstanding obligations relating to letters of credit of $12 million as of November 2, 2018, principally related to guarantees on insurance policies. The Company also has outstanding obligations relating to surety bonds in the amount of $18 million, principally related to performance and payment bonds on the Company’s contracts. The majority of the surety bonds outstanding were initially obtained by former Parent and the Company is required to satisfy these obligations under the terms of the Distribution Agreement.
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

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
Pending Acquisition of Engility
On September 9, 2018, we entered into the Merger Agreement by and among SAIC, Engility Holdings, Inc. ("Engility"), and Raptors Merger Sub, Inc., pursuant to which we will acquire Engility (the “Merger”). At the effective time of the Merger, each outstanding share of Engility common stock will be converted into the right to receive 0.450 shares of SAIC common stock. The Company amended its credit agreement to provide for a new five-year senior secured $1.1 billion term loan facility to be funded in connection with the Merger, see Note 7 to the Condensed and Consolidated Financial Statements. The proceeds will be used to repay Engility's existing credit facility and outstanding notes. The estimated transaction value is $2.1 billion based on the Company's per share closing price of $69.39 on November 2, 2018 including the repayment of Engility's net debt. The Merger Agreement has been unanimously approved by both companies' Board of Directors. The transaction is subject to customary closing conditions, including approval of both the Science Applications International Corporation and Engility stockholders, and is expected to close in the fourth quarter of fiscal year 2019.
Economic Opportunities, Challenges, and Risks
In fiscal 2018, we generated greater than 95% of our revenues from contracts with the U.S. government, including subcontracts on which we perform. Our business performance is affected by the overall level of U.S. government spending and the alignment of our offerings and capabilities with the budget priorities of the U.S. government. An omnibus appropriations measure increased discretionary federal spending by $143 billion above previous spending caps for government fiscal year (GFY) 2018, providing additional business opportunities for the Company. A budget agreement passed in February would extend and increase those spending levels for GFY 2019. But beyond that two-year window, there remains uncertainty on whether, and by how much, discretionary spending will be increased above the budget caps put in place in August 2011. Without additional action, federal expenditures would decline sharply in GFY 2020.
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

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
We evaluate our results of operations by considering the drivers causing changes in revenues, operating income and operating cash flows. Given that revenues fluctuate on our contract portfolio over time due to contract awards and completions, changes in customer requirements, and increases or decreases in ordering volume of materials, we evaluate significant trends and fluctuations in these terms. Whether performed by our employees or by our subcontractors, we primarily provide services and, as a result, our cost of revenues are predominantly variable. We also analyze our cost mix (labor, subcontractor or materials) in order to understand operating margin because programs with a higher proportion of SAIC labor are generally more profitable. In addition to cost mix, changes in costs of revenues as a percentage of revenue can also be driven by fluctuations in shared or corporate costs or cumulative revenue adjustments due to changes in estimates.
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Results of Operations
The primary financial performance measures we use to manage our business and monitor results of operations are revenues, operating income, and cash flows from operating activities. The following table summarizes our results of operations:

	Three Months Ended			Nine Months Ended
	November 2, 2018	Percent change	November 3, 2017	November 2, 2018	Percent change	November 3, 2017
	(in millions)
Revenues	$1,177	3%	$1,145	$3,467	4%	$3,326
Cost of revenues	1,048	1%	1,036	3,125	3%	3,022
As a percentage of revenues	89.0%		90.5%	90.1%		90.9%
Selling, general and administrative expenses	42	14%	37	115	5%	110
Acquisition and integration costs	14	100%	—	14	100%	—
Operating income	73	1%	72	213	10%	194
As a percentage of revenues	6.2%		6.3%	6.1%		5.8%
Net income	$48	12%	$43	$146	14%	$128
Net cash provided by operating activities	$86	8%	$80	$162	22%	$133
Revenues. Revenues increased $32 million or 2.8% for the three months ended November 2, 2018 as compared to the same period in the prior year due to newly awarded contracts ($54 million), which includes information technology (IT) integration contracts supporting state and local customers, and increased orders in our supply chain portfolio ($24 million). These increases were partially offset by completion of contracts and other net decreases across our portfolio ($46 million).
Revenues increased $141 million or 4.2% for the nine months ended November 2, 2018 as compared to the same period in the prior year due to revenue on new contracts primarily supporting NASA, the Environmental Protection Agency (EPA) and state and local customers ($128 million), as well as increased orders in our supply chain portfolio ($120 million). These increases were partially offset by completion of contracts ($72 million) and other net decreases across our portfolio ($35 million).
Cost of Revenues. Cost of revenues increased $12 million for the three months ended November 2, 2018 as compared to the same period in the prior year primarily due to an increase in revenue volume. Cost of revenues as a percentage of revenues decreased from 90.5% in the prior year quarter to 89.0%, driven by improved performance across our portfolio ($28 million), inclusive of newly awarded contracts, and higher net favorable changes in estimates related to performance obligations satisfied over time ($14 million). These improvements were partially offset by an increase in our inventory provision ($25 million).
Cost of revenues increased $103 million for the nine months ended November 2, 2018 as compared to the same period in the prior year primarily due to an increase in revenue volume. Cost of revenues as a percentage of revenues decreased from 90.9% in the prior year period to 90.1%, driven by improved contract performance to include the effect of our restructuring efforts in fiscal 2018 ($35 million), and higher net favorable changes in estimates related to performance obligations satisfied over time ($15 million). These improvements were partially offset by an increase in our inventory provision ($25 million).
Selling, General and Administrative Expenses. SG&A increased $5 million for the three months ended November 2, 2018 as compared to the same period in the prior year primarily due to higher employee-related and consulting costs.
SG&A increased $5 million for the nine months ended November 2, 2018 as compared to the same period in the prior year primarily due to higher employee-related and consulting costs. In fiscal 2018, we realized a gain from the reversal of a vacancy reserve ($7 million), and in fiscal 2019 we settled claims against the indemnification escrow balance established when Scitor was acquired ($6 million).

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Operating Income. Operating income as a percentage of revenues of 6.2% for the three months ended November 2, 2018 was consistent with 6.3% in the comparable prior year period, due to improved performance across our portfolio, higher net favorable changes in estimates related to performance obligations satisfied over time, offset by an increase in our inventory provision and costs associated with the acquisition and integration of Engility ($14 million).
Operating income as a percentage of revenues increased to 6.1% for the nine months ended November 2, 2018 from 5.8% in the comparable prior year period primarily due to improved performance across our portfolio and the realization of cost efficiencies resulting from our restructuring activities in fiscal 2018, partially offset by an increase in our inventory provision and costs associated with the acquisition and integration of Engility ($14 million).
Net Income. Net income for the three months ended November 2, 2018 increased $5 million as compared to the same period in the prior year primarily due to a lower effective tax rate, partially offset by expenses associated with the debt refinancing activities in the current quarter.
Net income for the nine months ended November 2, 2018 increased $18 million as compared to the same period in the prior year due to higher operating income and a lower effective tax rate, partially offset by expenses associated with the debt refinancing activities in the current year.
Net Cash Provided by Operating Activities. Net cash provided by operating activities was $162 million for the nine months ended November 2, 2018, an increase of $29 million compared to the prior year, primarily due to higher customer collections and lower payments for income taxes, which was partially offset by an increase in working capital investments in platform integration programs.
Non-GAAP Measures
EBITDA and Adjusted EBITDA. Earnings before interest, taxes, depreciation and amortization (EBITDA) is a non-GAAP financial performance measure that is calculated by taking net income and excluding interest, provision for income taxes, and depreciation and amortization. Adjusted EBITDA is calculated by taking EBITDA and excluding restructuring and acquisition and integration costs that we do not consider to be indicative of our ongoing operating performance. The acquisition and integration costs relate to the Company's pending significant acquisition of Engility. The restructuring costs relate to the Company's plan in fiscal 2018 to restructure certain aspects of its operations and is the only significant restructuring since we began operating as an independent company five years ago.
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

EBITDA and adjusted EBITDA for the periods presented were calculated as follows:

	Three Months Ended		Nine Months Ended
	November 2, 2018	November 3, 2017	November 2, 2018	November 3, 2017
	(in millions)
Net income	$48	$43	$146	$128
Interest expense	16	11	38	32
Interest income	(1)	—	(2)	—
Provision for income taxes	10	19	31	35
Depreciation and amortization	11	11	31	32
EBITDA	84	84	244	227
EBITDA as a percentage of revenues	7.1%	7.3%	7.0%	6.8%
Acquisition and integration costs	14	—	14	—
Restructuring costs	—	1	—	3
Adjusted EBITDA	$98	$85	$258	$230
Adjusted EBITDA as a percentage of revenues	8.3%	7.4%	7.4%	6.9%
Adjusted EBITDA for the three months ended November 2, 2018 increased to 8.3% of revenues from 7.4% of revenues for the prior year driven by improved performance across our portfolio and higher net favorable changes in estimates related to performance obligations satisfied over time, partially offset by an increase in our inventory provision.
Adjusted EBITDA for the nine months ended November 2, 2018 increased to 7.4% of revenues from 6.9% of revenues for the prior year, driven by improved performance across our portfolio and the realization of cost efficiencies resulting from our restructuring activities in fiscal 2018, and higher net favorable changes in estimates related to performance obligations satisfied over time, partially offset by an increase in our inventory provision.
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
The estimated value of our total backlog as of the dates presented was:

	November 2, 2018	February 2, 2018
	(in millions)
Funded backlog	$2,394	$2,012
Negotiated unfunded backlog	8,051	8,215
Total backlog	$10,445	$10,227
We had net bookings worth an estimated $1.2 billion and $3.7 billion during the three and nine months ended November 2, 2018, respectively. Total backlog at the end of the third quarter is consistent with our total backlog at prior year end.
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

	Nine Months Ended
	November 2, 2018	November 3, 2017
Cost reimbursement	48%	45%
Time and materials (T&M)	25%	28%
Firm-fixed price (FFP)	27%	27%
Total	100%	100%
Our contract mix for the nine months ended November 2, 2018 reflects an increase in cost reimbursement type contracts due to newly awarded contracts supporting federal civilian agencies and a change in contract type on a significant contract supporting the Department of Defense.

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

	Three Months Ended		Nine Months Ended
	November 2, 2018	November 3, 2017	November 2, 2018	November 3, 2017
	(as a % of cost of revenues)
Labor-related cost of revenues	48%	47%	47%	47%
Subcontractor-related cost of revenues	30%	33%	31%	34%
Supply chain materials-related cost of revenues	14%	12%	15%	12%
Other materials-related cost of revenues	8%	8%	7%	7%
Cost of revenues mix for the three and nine months ended November 2, 2018 reflects an increase in supply chain material content.
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
In connection with the Merger Agreement, we expect to assume approximately $900 million of Engility's debt. The Company amended its credit agreement to provide for a new five-year senior secured $1.1 billion term loan facility to be funded in connection with the Merger, see Note 7 to the Condensed and Consolidated Financial Statements. The proceeds will be used to repay Engility's existing credit facility and outstanding notes. In addition, the Revolving Credit Facility will increase by an additional $200 million upon effectiveness of the Merger.
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Historical Cash Flow Trends
The following table summarizes our cash flows:

	Nine Months Ended
	November 2, 2018	November 3, 2017
	(in millions)
Net cash provided by operating activities	$162	$133
Net cash used in investing activities	(23)	(15)
Net cash used in financing activities	(89)	(203)
Net increase (decrease) in cash, cash equivalents and restricted cash	$50	$(85)
Net Cash Provided by Operating Activities. Refer to “Results of Operations” above for a discussion of the changes in cash provided by operating activities between the nine months ended November 2, 2018 and the comparable prior year period.
Net Cash Used in Investing Activities. Cash used in investing activities for the nine months ended November 2, 2018 increased compared to the prior year period due to higher capital expenditures for property, plant, and equipment.
Net Cash Used in Financing Activities. Cash used in financing activities for the nine months ended November 2, 2018 decreased compared to the prior year period primarily due to an increase in proceeds from borrowings and a decrease in stock repurchased and retired or withheld for taxes on equity awards, partially offset by an increase in principal payments on borrowings and debt issuance costs.
Contractual Obligations
We previously entered into contracts with various vendors for long-lead time materials necessary to complete the low-rate initial production (LRIP) phase of our Assault Amphibious Vehicle (AAV) contract with the United States Marine Corps. Beginning in fiscal 2018, the Company entered into contracts with various vendors for long-lead time materials that would be necessary to complete the low-rate initial production (LRIP) phase of the program, including portions of the LRIP phase which had not yet been awarded.
On August 27, 2018, we received a stop-work order from the Marine Corps on the AAV contract and on October 3, 2018 we received a termination for convenience.
Beginning in fiscal 2018, the Company entered into contracts with various vendors for long-lead time materials that would be necessary to complete the low-rate initial production (LRIP) phase of the program, including portions of the LRIP phase which had not yet been awarded. As a result of the program termination, the Company recognized an inventory provision for long-lead items, see Note 1 of the Notes to the condensed and consolidated financial statements.
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
Other than the item described above, there have been no changes to our existing critical accounting policies during the nine months ended November 2, 2018 from those disclosed in our most recently filed Annual Report on Form 10-K.
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Item 4. Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) and have concluded that as of November 2, 2018, these controls and procedures were operating and effective.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarterly period covered by this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

PART II—OTHER INFORMATION

Item 1. Legal Proceedings
We have provided information about legal proceedings in which we are involved in our fiscal 2018 Annual Report on Form 10-K, and we have provided an update to this information in Note 10 of the notes to the condensed and consolidated financial statements contained within this report.
In addition to the described legal proceedings, we are routinely subject to investigations and reviews relating to compliance with various laws and regulations. Additional information regarding such investigations and reviews is included in our fiscal 2018 Annual Report on Form 10-K, and we have also updated this information in Note 10 of the notes to the condensed and consolidated financial statements contained within this report, under the heading “Government Investigations, Audits and Reviews.”
Item 1A. Risk Factors
Other than with respect to the risk factors included below related to our pending merger with Engility Holdings, Inc. (Engility), there have been no material changes from the risk factors disclosed in our most recently filed Annual Report on Form 10-K.
These risks and the other risks associated with the pending merger are more fully discussed in the joint proxy statement/prospectus included in the registration statement on Form S-4 (the “Joint Proxy Statement/Prospectus”), dated as of December 4, 2018, that was filed with the SEC in connection with the merger. We urge you to read the Joint Proxy Statement/Prospectus because it contains important information about the pending merger, including relevant risk factors.
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

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
The following table presents repurchases of our common stock during the three months ended November 2, 2018:

Period(1)	Total Number of Shares (or Units) Purchased(2)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(3)
August 4, 2018 - September 7, 2018	856	$87.55	—	2,317,844
September 8, 2018 - October 5, 2018	—		—	2,317,844
October 6, 2018 - November 2, 2018	1,337	76.12	—	2,317,844
Total	2,193		—

(1)	Date ranges represent our fiscal periods during the current quarter. Our fiscal quarters typically consist of one five-week period and two four-week periods.

(2)
Includes shares purchased on surrender by stockholders of previously owned shares to satisfy minimum statutory tax withholding obligations related to stock option exercises and vesting of stock awards in addition to shares purchased under our publicly announced plans or programs.

(3)
On December 15, 2016 the number of additional shares of our common stock that may be repurchased under our existing repurchase program previously announced in October 2013 was increased by approximately 3.3 million shares, bringing the total authorized shares to be repurchased under the program to approximately 11.8 million shares. As of November 2, 2018, we have repurchased approximately 9.5 million shares of common stock under the program.

Item 3. Defaults Upon Senior Securities
No information is required in response to this item.
Item 4. Mine Safety Disclosures
No information is required in response to this item.
Item 5. Other Information
No information is required in response to this item.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Item 6. Exhibits

Exhibit Number	Description of Exhibit

2.1
Agreement and Plan of Merger, dated September 9, 2018, by and among Science Applications International Corporation, Inc., a Delaware corporation, Engility, a Delaware corporation, and Raptors Merger Sub, Inc., a Delaware corporation. (Pursuant to Item 601(b)(2) of Regulation S-K, the registrant hereby agrees to supplementally furnish to the Securities and Exchange Commission upon request any omitted schedule or exhibit to the Agreement and Plan of Merger.) Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K as filed with the SEC on September 10, 2018.

2.2
Voting Agreement dated as of, September 9, 2018, by and among Science Applications International Corporation, Inc., and Engility Holdings, Inc., and with General Atlantic Partners 85, L.P., GAP Coinvestments III, LLC, GAP Coinvestments IV, LLC, GAP Coinvestments CDA, L.P. and GAPCO GmbH & Co. KG and KKR 2006 Fund L.P., KKR Partners III, L.P., OPERF Co-Investment LLC and 8 North America Investor L.P. Incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K as filed with the SEC on September 10, 2018.

10.1
Term Loan B Incremental Facility Commitment Letter, dated as of September 9, 2018, among Citigroup Global Markets Inc. and Science Applications International Corporation. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 10, 2018.

10.2
Third Amended and Restated Credit Agreement by and among SAIC, Citibank, as administrative agent and collateral agent, and certain other agents and lenders party thereto, dated October 31, 2018. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on November 5, 2018.

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
Date: December 6, 2018

Science Applications International Corporation

/s/ Charles A. Mathis
Charles A. Mathis Executive Vice President and Chief Financial Officer