Form 10-K
period 2019-02-01
Science Applications International Corp
filed 2019-03-29
CIK 1571123

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 1, 2019
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
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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
As of August 3, 2018 (the last business day of the registrant’s most recently completed second quarter), the aggregate market value of the registrant’s common stock (based upon the closing stock price) held by non-affiliates was $3.4 billion.
The number of shares issued and outstanding of the registrant’s common stock as of March 8, 2019 was 59,320,566 shares ($.0001 par value per share).
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Science Applications International Corporation’s Definitive Proxy Statement for the 2019 Annual Meeting of Stockholders are incorporated by reference in Part III of this report.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION FORM 10-K TABLE OF CONTENTS

i

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Part I
Item 1. Business
The Company
Science Applications International Corporation (herein referred to as “SAIC,” the “Company,” “we,” “us,” or “our”) is a leading provider of technical, engineering and enterprise information technology (IT) services primarily to the U.S. government. We provide engineering, systems integration and information technology offerings for large, complex government projects and offer a broad range of services with a targeted emphasis on higher-end, differentiated technology services. Our end-to-end enterprise IT offerings span the entire spectrum of our customers' IT infrastructure. We commenced operations on September 27, 2013 (the Distribution Date) following completion of a spin-off transaction from our former parent, Leidos Holdings, Inc. (collectively with its consolidated subsidiaries, “former Parent”). On January 14, 2019, we completed the acquisition of Engility Holdings, Inc. (collectively with its consolidated subsidiaries, "Engility"), which provides increased customer and market access, as well as increased scale in strategic business areas of national interest, such as defense, federal civilian agencies, intelligence and space. On May 4, 2015 we completed the acquisition of privately held Scitor Holdings, Inc. (Scitor), a leading provider of services to the intelligence community, which enabled us to gain sufficient scale to competitively pursue opportunities within the intelligence community.
Our business has a long and successful history, tracing its roots to the earliest days of former Parent which was founded in 1969 as a scientific research and engineering firm. The U.S. federal government agencies we serve include all branches of the U.S. military (Army, Air Force, Navy, Marines and Coast Guard), U.S. Defense Logistics Agency, National Aeronautics and Space Administration (NASA), U.S. Department of State, Department of Justice and several sensitive intelligence community agencies. Our long-standing customer relationships have enabled us to achieve an in-depth understanding of our customers’ missions and provide differentiated service offerings to meet our customers’ most complex requirements. Our offerings include: engineering; technology and equipment platform integration; maintenance of ground and maritime systems; logistics; training and simulation; operation and program support services; and end-to-end services spanning the design, development, integration, deployment, management and operations, sustainment and security of our customers’ entire IT infrastructure. We serve our customers through approximately 2,200 active contracts and task orders. We have more than 23,000 employees that are led by an experienced executive team of proven industry leaders.
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
Significant Scale and Diversified Contract Base. With approximately $4.7 billion in revenue in fiscal 2019, we are one of the largest pure-play technical service providers to the U.S. government. Our significant scale advantage enables us to serve as a prime systems integrator on large, complex programs and to allocate resources toward further developing and expanding our repeatable, proven solutions and differentiated technical capabilities. Our diversified revenue base consists of programs ranging from research and development to operations and maintenance.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

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
The Company is organized as a matrix comprised of three customer facing operating segments supported by a solutions and technology group. The three operating segments are responsible for customer relationships, business development and program management, and delivery and execution, while the solutions and technology group organization manages the development of our offerings, solutions and capabilities. Each of the Company’s three operating segments is focused on providing the Company’s comprehensive technical, engineering and enterprise IT service offerings to one or more agencies of the U.S federal government. The Company's operating segments are aggregated into one reportable segment for financial reporting purposes.
For additional discussion and analysis related to recent business developments, see “Economic Opportunities, Challenges and Risks” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II of this report.
Key Customers
In each of fiscal 2019, 2018 and 2017, over 95% of our total revenues were attributable to prime contracts with the U.S. government or to subcontracts with other contractors engaged in work for the U.S. government. Substantially all of our revenues were earned by entities located in the United States.
The U.S. Army and U.S. Navy each generated more than 10% of our revenues during each of the last three fiscal years. The percentages of total revenues for the U.S. government, its agencies and other customers, including those comprising more than 10% of total revenues for each of the periods presented were approximately:

	Year Ended
	February 1, 2019	February 2, 2018	February 3, 2017
U.S. Army	29%	30%	28%
U.S. Navy	13%	13%	13%
Other DoD	18%	19%	17%
Other federal government	37%	36%	40%
Total U.S. government	97%	98%	98%
Other	3%	2%	2%
Total	100%	100%	100%

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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Selected Financial Data
See “Selected Financial Data” in Part II of this report.
Backlog
Backlog represents the estimated amount of future revenues to be recognized under negotiated contracts as work is performed. Our backlog consists of funded backlog and negotiated unfunded backlog. At February 1, 2019 and February 2, 2018 our total backlog was $13.8 billion and $10.2 billion, respectively. For a complete description of our backlog, see “Other Key Performance Measures—Net Bookings and Backlog” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II of this report.
Competition
Competition for contracts is intense and we often compete against a large number of established multinational companies which may have greater name recognition, financial resources and larger technical staffs than we do. We also compete against smaller, more specialized companies that concentrate their resources on particular areas, as well as the U.S. government’s own capabilities. As a result of the diverse requirements of the U.S. government, we frequently collaborate with other companies to compete for large contracts and bid against these same companies in other situations. Our principal competitors include the following:

•
the engineering and technical services divisions of large defense contractors that provide IT services in addition to other hardware systems and products, which include companies such as General Dynamics Corporation, Northrop Grumman Corporation, and Raytheon Company;

•
contractors focused principally on technical and IT services, such as Booz Allen Hamilton Inc., CACI International, Inc., Leidos Holdings, Inc., ManTech International Corporation, Serco Group plc, and Perspecta, Inc.;

•	diversified commercial providers that also provide U.S. government IT services, such as Accenture plc, International Business Machines Corporation and Unisys Corporation; and

•	contractors providing supply chain management and other logistics services, such as Agility Logistics Corporation
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
Seasonality
The U.S. government’s fiscal year ends on September 30. It is not uncommon for U.S. government agencies to award extra tasks or complete other contract actions leading up to the end of its fiscal year in order to avoid the loss of unexpended fiscal year funds, which may favorably impact our third fiscal quarter. In addition, revenues may be unfavorably impacted during our fourth fiscal quarter due to a greater number of holidays and higher utilization of vacation time. For selected quarterly financial data, see Note 16 of the notes to the consolidated financial statements contained within this report.
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
Without a change to current law, budget levels set for GFY 2020 will constitute a significant cut to both defense and non-defense spending from GFY 2019 levels. The only way to avoid these significant reductions set forth in the 2011 Budget Control Act is for there to be an affirmative agreement to lift defense and non-defense spending caps, as has been done for the past six GFYs.
When the U.S. Congress does not complete a budget before the end of the fiscal year, government operations typically are funded through one or more continuing resolutions that authorize agencies of the U.S. government to continue to operate, but do not authorize new spending initiatives. When the U.S. government operates under a continuing resolution, contract awards may be delayed, canceled, or funded at lower levels which could adversely impact our operations, cash flows and financial results. While the federal government is currently funded in full through the end of GFY 2019, there is a strong possibility that GFY 2020 will begin under a continuing resolution lasting several weeks or months.
There is also a possibility that an impasse on policy issues, such as immigration, could threaten continuous government funding past September 30, 2019. Immigration issues were the root cause of a five-week government shutdown from December 2018 to January 2019, and continue to be the source of partisan disputes. An impasse over immigration or other policy issues could result in another federal government shutdown, which could cause us to incur labor or other costs without reimbursement under customer contracts or the delay or cancellation of key programs, and could adversely affect our operations, cash flows and financial results.

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
The indirect cost audits by the DCAA of our business remain open for fiscal 2010 and subsequent years. We have recorded contract revenues subsequent to and including fiscal 2010 based on an estimate of costs that we believe will be approved on final audit. However, we do not know the outcome of any ongoing or future audits or whether future adjustments will exceed our reserves for potential adjustments.
We have recorded reserves for estimated net amounts to be refunded to customers for potential adjustments for indirect cost audits and compliance with CAS for indemnification obligations owing to former Parent for periods prior to the spin-off date. Any additional amounts which may be determined to be owed for periods prior to the separation will be allocated to former Parent and us in proportions determined in accordance with the Distribution Agreement. Additional amounts that are allocated to us could have a material, adverse impact to our profitability and cash flows. For a more detailed discussion of the terms of the Distribution Agreement governing financial impacts of audits and reviews for periods prior to the spin-off, see Note 15 of the notes to the consolidated financial statements contained within this report.
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
Our ability to realize the anticipated benefits of the merger will depend, to a large extent, on our ability to integrate our and Engility’s business. The merger involves the combination of two companies that operated as independent public companies. The combined company will be required to devote significant management attention and resources to integrating our business practices with those of Engility. The integration process may disrupt the business and, if implemented ineffectively or if impacted by unforeseen negative economic or market conditions or other factors, we may not realize the full anticipated benefits of the merger. Potential difficulties that the combined company may encounter as part of the integration process include the following:

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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

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
We and Engility will incur substantial expenses in connection with and as a result of the merger and, over a period of time following the completion of the merger, we expect to incur substantial expenses in connection with coordinating our businesses, operations, policies and procedures. While we have assumed that a certain level of transaction expenses will be incurred, factors beyond our control could affect the total amount or the timing of these expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately.
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
Our use of net operating loss carryforwards and other tax attributes to offset future taxable income may become limited in the event that we or the IRS determines that we have experienced an ownership change.
As of February 1, 2019, we have estimated $472 million of net operating loss (NOL), $19 million of disallowed interest carryforwards for U.S. Federal income tax purposes, and tax basis in our amortizable goodwill and other intangible assets of approximately $696 million. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the Code), if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as its adjusted tax basis in its amortizable goodwill, to offset its post-change income and taxes may be limited. Such an ownership change occurred during the acquisition of Engility Holdings, Inc. and as a result of these limitations, $3 million of tax credit carryforwards were eliminated in purchase accounting.
Pension funding and costs are dependent upon several economic assumptions which if changed may cause our future earnings and cash flow to fluctuate significantly.
As a result of the acquisition of Engility, which closed on January 14, 2019, we assumed the obligations under Engility's defined benefit pension plan (the Pension Plan). The impact of the Pension Plan on our GAAP earnings may be volatile in that the amount of expense we record for the Pension Plan may materially change from year to year because those calculations are sensitive to funding levels as well as changes in several key economic assumptions, including interest rates, rates of return on plan assets, and other actuarial assumptions including participant mortality estimates. Changes in these factors also affect our plan funding, cash flow, and stockholders’ equity. In addition, the funding of the Pension Plan may be subject to changes caused by legislative or regulatory actions.
We will make contributions to fund the Pension Plan when considered necessary or advantageous to do so. The macro-economic factors discussed above, including the return on assets and the minimum funding requirements established by government funding or taxing authorities, or established by other agreement, may influence future funding requirements. A significant decline in the fair value of the assets in the Pension Plan, or other adverse changes to the Pension Plan could require us to make significant funding contributions and affect cash flows in future periods.
As a result of the acquisition of Engility, we also assumed the obligations under a Retiree Health Reimbursement Account plan (RHRA). The impact of Engility’s RHRA on our U.S. generally accepted accounting principles (GAAP) earnings may be volatile in that the amount of expense we record for the plan may materially change from year to year because those calculations are sensitive to several key economic assumptions including interest rates and actuarial assumptions related to participant mortality, retirement and termination.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

U.S. government Cost Accounting Standards govern the extent to which postretirement costs and plan contributions are allocable to and recoverable under contracts with the U.S. government. On December 27, 2011 the U.S. government’s Cost Accounting Standards Board published a final rule that harmonizes Cost Accounting Standards (CAS) pension cost reimbursement rules with the Pension Protection Act of 2006 (PPA) funding requirements. The rule is expected to eventually mitigate the mismatch between CAS costs and PPA-amended Employee Retirement Income Security Act of 1974 (ERISA) minimum funding requirements, and result in an acceleration of allowable CAS pension costs as compared to the prior rules. We anticipate that government contractors will be entitled to an equitable adjustment for any additional CAS contract costs resulting from the final rule. As a result, we have sought and expect to continue to seek reimbursement from the U.S. government for a portion of our postretirement costs and plan contributions. For additional information related to our pension funding and costs, see Note 8 of the notes to the consolidated financial statements contained within this report.
Our earnings and profitability may vary based on the mix of our contracts and may be adversely affected by our failure to accurately estimate and manage costs, time and resources.
We generate revenues under various types of contracts, which include cost-reimbursement, T&M and FFP contracts. Our earnings and profitability may vary materially depending on changes in the proportionate amount of revenues derived from each type of contract, the nature of services or solutions provided, as well as the achievement of performance objectives and the stage of performance at which the right to receive fees, particularly under incentive and award fee contracts, is finally determined. Cost-reimbursement and T&M contracts generally have lower profitability than FFP contracts. To varying degrees, each of our contract types involves some risk that we could underestimate the costs and resources necessary to fulfill the contract. Our profitability is adversely affected when we incur costs on cost-reimbursement and T&M contracts that we cannot bill to our customers. While FFP contracts allow us to benefit from cost savings, these contracts also increase our exposure to the risk of cost overruns. Revenues derived from FFP contracts represented approximately 27% of our total revenues for fiscal 2019. When making proposals on FFP contracts, we rely heavily on our estimates of costs and timing for completing the associated projects, as well as assumptions regarding technical issues. In each case, our failure to accurately estimate costs or the resources and technology needed to perform our contracts or to effectively manage and control our costs during the performance of work could result, and in some instances has resulted, in reduced profits or in losses. More generally, any increased or unexpected costs or unanticipated delays in connection with the performance of our contracts, including costs and delays caused by contractual disputes or other factors outside of our control (such as performance failures of our subcontractors, natural disasters or other force majeure events) could make our contracts less profitable than expected or unprofitable.
We use estimates in recognizing revenues and, if we make changes to estimates used in recognizing revenues, our profitability may be adversely affected.
A significant portion of our revenues are recognized on performance obligations satisfied over time, which requires estimates of total costs at completion, fees earned, or both. Particularly due to the technical nature of the services being performed and the length of certain performance obligations, this estimation process is complex and involves significant judgment. Adjustments to original estimates are often required as work progresses, experience is gained and additional information becomes known, even though the scope of the work required under the performance obligation may not change. Any adjustment as a result of a change in estimate is recognized immediately. Changes in the underlying assumptions, circumstances or estimates could result in adjustments that may adversely affect future financial results.
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

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
Item 2. Properties
We occupy approximately 4 million square feet of floor space, substantially all of which is leased. Our corporate headquarters is located in Reston, Virginia. Our principal locations outside of Reston, Virginia include Chantilly, Virginia, Huntsville, Alabama, Oak Ridge, Tennessee, El Segundo, California and Annapolis Junction, Maryland. As of February 1, 2019, we conducted our operations in approximately 190 offices located in 32 states, the District of Columbia, and various foreign countries. We consider our facilities suitable and adequate for our present needs, which are generally limited to office, warehouse and computer laboratory spaces.
Item 3. Legal Proceedings
We have provided information about legal proceedings in which we are involved in Note 15 of the notes to the consolidated financial statements contained within this report.
We are also routinely subject to investigations and reviews relating to compliance with various laws and regulations. Additional information regarding such investigations and reviews is described under the heading “Government Investigations, Audits and Reviews” in Note 15 of the notes to the consolidated financial statements contained within this report.
Item 4. Mine Safety Disclosures
No information is required in response to this item.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities
Our common stock is listed on the New York Stock Exchange under the ticker symbol “SAIC”. As of March 8, 2019, there were approximately 25,000 holders of record of our common stock. The number of holders of record of our common stock may not be representative of the number of beneficial owners due to shares that may be held by depositories, brokers or nominees.
Stock Performance Graph
The following graph compares the total cumulative return on our common stock, from the beginning of fiscal year 2015 through fiscal year 2019, to three indices: (i) the Standard & Poor’s (S&P) MIDCAP 400 Index, (ii) the Russell 1000 Index and (iii) the Dow Jones US Computer Services Index. The graph assumes an initial investment of $100 on January 31, 2014 and that dividends have been reinvested. The comparisons in the graph are required by the U.S. Securities and Exchange Commission (SEC), based upon historical data and are not intended to forecast or be indicative of possible future performance of our common stock.

$280
$260
$240
$220
$200
$180
$160
$140
$120
$100
$80
Dollars
01/31/14
01/30/15
01/29/16
02/03/17
02/02/18
02/01/19
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
The following table presents repurchases of our common stock during the three months ended February 1, 2019:

Period(1)	Total Number of Shares (or Units) Purchased(2)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(3)
November 3, 2018 - December 7, 2018	289	$69.79	—	2,317,844
December 8, 2018 - January 4, 2019	—	—	—	2,317,844
January 5, 2019 - February 1, 2019	120,445	65.92	119,234	2,198,610
Total	120,734	$65.93	119,234

(1)	Date ranges represent our fiscal periods during the current quarter. Our fiscal quarters typically consist of one five-week period and two four-week periods.

(2)
Includes shares purchased on surrender by stockholders of previously owned shares to satisfy minimum statutory tax withholding obligations related to stock option exercises and vesting of stock awards in addition to shares purchased under our publicly announced plans or programs.

(3)
On December 15, 2016, the number of additional shares of our common stock that may be repurchased under our existing repurchase program previously announced in October 2013 was increased by approximately 3.3 million shares, bringing the total authorized shares to be repurchased under the program to approximately 11.8 million shares. As of February 1, 2019, we have repurchased approximately 9.6 million shares of common stock under the program. Subsequent to the end of fiscal 2019, the number of shares that may be repurchased increased by approximately 4.6 million shares, bringing the total authorized shares to be repurchased under the plan to approximately 16.4 million shares.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Item 6. Selected Financial Data
On January 14, 2019 we acquired Engility Holdings, Inc. (Engility) and on May 4, 2015, we acquired privately held Scitor Holdings, Inc. (Scitor). The consolidated statement of income data includes the results of operations subsequent to each acquisition.
This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes thereto contained within this report.

	Year Ended
	February 1, 2019(2)	February 2, 2018	February 3, 2017	January 29, 2016	January 30, 2015
	(in millions, except per share data)
Consolidated and Combined Statement of Income Data:
Revenues	$4,659	$4,454	$4,442	$4,315	$3,885
Operating income	220	256	263	227	240
Net income	137	179	143	117	141
Earnings per share(1):
Basic	$3.16	$4.13	$3.21	$2.55	$3.01
Diluted	$3.11	$4.02	$3.12	$2.47	$2.91
Cash dividend per share	$1.24	$1.24	$1.24	$1.21	$1.12

Consolidated and Combined Balance Sheet Data:	February 1, 2019(2)	February 2, 2018	February 3, 2017	January 29, 2016	January 30, 2015
Total assets	$4,563	$2,073	$2,042	$2,122	$1,389
Long-term debt, including current portion	2,089	1,024	1,047	1,070	486
Other long-term liabilities and deferred income taxes	102	68	48	41	38

(1)	For more information on the calculation of Basic and Diluted Earnings per share see Note 2 of the notes to the consolidated financial statements contained within this report.

(2)
The Company adopted ASC 606 on February 3, 2018, using the modified retrospective method whereby the Company recognized the cumulative effect of adoption as an adjustment to its opening balance of retained earnings on February 3, 2018, see Note 1 of the notes to the consolidated financial statements contained within this report.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations, and quantitative and qualitative disclosures about market risk should be read in conjunction with our consolidated financial statements and the related notes. It contains forward-looking statements (which may be identified by words such as those described in “Risk Factors—Forward-Looking Statement Risks” in Part I of this report), including statements regarding our intent, belief, or current expectations with respect to, among other things, trends affecting our financial condition or results of operations (including our financial targets discussed below under “Management of Operating Performance and Reporting” and “Liquidity and Capital Resources”); backlog; our industry; government budgets and spending; market opportunities; the impact of competition; and the impact of the Engility and Scitor acquisitions. Such statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those in the forward-looking statements as a result of various factors. Risks, uncertainties and assumptions that could cause or contribute to these differences include those discussed below and elsewhere in this report, particularly in “Risk Factors” in Part I of this report. Due to such risks, uncertainties and assumptions you are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date hereof. We do not undertake any obligation to update these factors or to publicly announce the results of any changes to our forward-looking statements due to future results or developments.
We use the terms "SAIC," the “Company,” “we,” “us” and “our” to refer to Science Applications International Corporation and its consolidated subsidiaries. References herein to “former Parent” refer to Leidos Holdings, Inc. (formerly SAIC, Inc.) collectively with its consolidated subsidiaries.
The Company utilizes a 52/53 week fiscal year ending on the Friday closest to January 31, with fiscal quarters typically consisting of 13 weeks. Fiscal 2017 began on January 30, 2016 and ended on February 3, 2017, fiscal 2018 began on February 4, 2017 and ended on February 2, 2018, and fiscal 2019 began on February 3, 2018 and ended on February 1, 2019. The number of weeks for each quarter for fiscal 2019, 2018 and 2017 are as follows:

	Fiscal 2019	Fiscal 2018	Fiscal 2017
	(weeks)
First Quarter	13	13	14
Second Quarter	13	13	13
Third Quarter	13	13	13
Fourth Quarter	13	13	13
Fiscal Year	52	52	53
Business Overview
We are a leading technology integrator providing full life cycle services and solutions in the technical, engineering and enterprise information technology (IT) markets. We developed our brand by addressing our customers’ mission critical needs and solving their most complex problems for over 50 years. As one of the largest pure-play technical service providers to the U.S. government, we serve markets of significant scale and opportunity. Our primary customers are the departments and agencies of the U.S. government. We serve our customers through approximately 2,200 active contracts and task orders and employ more than 23,000 individuals who are led by an experienced executive team of proven industry leaders. Our long history of serving the U.S government has afforded us the ability to develop strong and longstanding relationships with some of the largest customers in the markets we serve. Substantially all of our revenues and tangible long-lived assets are generated by or owned by entities located in the United States.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Economic Opportunities, Challenges and Risks
In fiscal 2019, we generated greater than 95% of our revenues from contracts with the U.S. government, including subcontracts on which we perform. Our business performance is affected by the overall level of U.S. government spending and the alignment of our offerings and capabilities with the budget priorities of the U.S. government. Appropriations measures passed in September 2018 and February 2019, combined, provide full funding for the federal government through the end of government fiscal year (GFY) 2019. These bills are funded at increased levels for defense and non-defense spending based on a bi-partisan agreement reached in February 2018 to lift caps set by the Budget Control Act in August 2011, providing additional business opportunities for the Company. However, beyond GFY 2019, there remains uncertainty on whether, and by how much, discretionary spending will be increased above the budget caps put in place in the Budget Control Act. Without additional action in the form of another bi-partisan budget agreement to lift the Budget Control Act caps, federal expenditures would decline sharply in GFY 2020. In addition, if there were a Continuing Resolution to begin GFY 2020, the effect of the Budget Control Act caps likely would be to reduce spending levels through sequestration from the levels set for GFY 2019 to much lower levels set in the Budget Control Act for GFY 2020.
Adverse changes in fiscal and economic conditions could materially affect our business. Some changes that could have an adverse impact on our business include the implementation of future spending reductions (including sequestration), government shutdowns, and issues related to required increases to the nation’s debt ceiling (under current law, the debt ceiling will be reached in March 2019).
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
On January 14, 2019, we completed the acquisition of Engility Holdings, Inc. (collectively with its consolidated subsidiaries, "Engility"). The acquisition of Engility accelerates the execution of our long term strategy to be the premier technology integrator in the government services market and deliver sustained profitable growth. The acquisition of Engility strengthens the execution of our long term strategy by: (1) combining two leading government service providers with highly complementary capabilities, customers, and cultures (2) accelerating both companies long term strategies, creating sub-segment scale in strategic business areas of national interest and (3) enhance shareholder value through improved cash flow and margin profile driven by cost synergies and increased growth from greater customer access with more competitive and differentiated solutions.
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

•	low single digit annual revenue growth percentage, excluding impacts from acquisitions,

•	adjusted EBITDA margin expansion of 10 to 20 basis points annually, and

•	return of capital in excess of operating needs.
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Results of Operations
The primary financial performance measures we use to manage our business and monitor results of operations are revenues, operating income and cash flows from operating activities. The following table summarizes our results of operations:

	Year Ended
	February 1, 2019	Percent change	February 2, 2018	Percent change	February 3, 2017
	(dollars in millions)
Revenues	$4,659	5%	$4,454	—%	$4,442
Cost of revenues	4,195	4%	4,043	1%	4,003
As a percentage of revenues	90.0%		90.8%		90.1%
Selling, general and administrative expenses	158	2%	155	(7)%	166
Acquisition and integration costs	86	100%	—	(100)%	10
Operating income	220	(14)%	256	(3)%	263
As a percentage of revenues	4.7%		5.7%		5.9%
Net income	$137	(23)%	$179	25%	$143
Cash flows provided by operating activities	$184	(15)%	$217	(21)%	$273
Revenues. Revenues increased $205 million from fiscal 2018 to fiscal 2019 primarily due to newly awarded contracts ($164 million), which includes information technology (IT) integration contracts supporting state and local, and federal civilian agency customers, increased orders in our supply chain portfolio ($102 million), and the acquisition of Engility ($98 million). These increases were partially offset by reduced volume in fixed price vehicle production in the platform integration portfolio, completion of contracts and other net decreases across our portfolio ($159 million). Excluding acquired revenues and the impact of the partial government shutdown, compared to prior year, revenues increased by 2.6%.
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
Cost of Revenues. Cost of revenues increased $152 million from fiscal 2018 to fiscal 2019 primarily due to an increase in revenue volume and the acquisition of Engility. Cost of revenues as a percentage of revenues decreased from 90.8% in fiscal 2018 to 90.0% in fiscal 2019, driven by improved performance across our portfolio ($45 million), inclusive of newly awarded contracts, higher net favorable changes in estimates related to performance obligations satisfied over time ($20 million) and realization of cost efficiencies related to our restructuring activities in fiscal 2018. These improvements were partially offset by an increase in our provisions for inventory and deferred contract costs ($36 million).
Cost of revenues increased $40 million from fiscal 2017 to fiscal 2018 and as a percentage of revenues increased from 90.1% in fiscal 2017 to 90.8% in fiscal 2018, primarily due to lower net favorable changes in estimates on contracts related to performance obligations satisfied over time ($25 million), and lower profit from a higher material cost mix and higher volume of cost reimbursable contracts ($8 million). Lower net favorable changes in estimates were largely driven by increased costs on platform integration programs supporting the U.S. Marine Corps combined with prior year write-ups on certain programs supporting federal civilian agencies. Additionally, we incurred higher severance costs related to our restructuring in fiscal 2018 ($5 million).
Cost of revenues also decreased in fiscal 2018 and fiscal 2019 due to an annual update to our Disclosure Statements that we prepare in accordance with U.S. government Cost Accounting Standards. We classify indirect costs as cost of revenues or selling, general and administrative expenses (SG&A) in the same manner as such costs are defined in our Disclosure Statements. The update resulted in certain types of costs that had previously

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

been included in cost of revenues to be included in SG&A ($2 million and $9 million for fiscal 2019 and fiscal 2018, respectively); however, total operating costs were not affected by this change.
Selling, General and Administrative Expenses. SG&A increased $3 million from fiscal 2018 to fiscal 2019 primarily due to the acquisition of Engility ($7 million) and higher intangible asset amortization driven by Engility ($3 million), partially offset by a gain realized from the settlement of claims against the indemnification escrow balance established when Scitor was acquired ($6 million).
SG&A decreased $11 million, from fiscal 2017 to fiscal 2018 primarily due to lower lease exit costs ($8 million), lower business development costs ($8 million), lower amortization of intangible assets ($5 million), and lower compensation expense ($3 million). These decreases were partially offset by restructuring costs incurred in fiscal 2018 ($7 million) and updates to our Disclosure Statements.
Operating Income. Operating income as a percentage of revenues decreased to 4.7% for fiscal 2019, compared to 5.7% for fiscal 2018, primarily due to costs associated with the acquisition and integration of Engility ($86 million) and an increase in our inventory and deferred contract cost provisions, partially offset by improved performance across our portfolio and the realization of cost efficiencies resulting from our restructuring activities in fiscal 2018.
Operating income as a percentage of revenues decreased to 5.7% for fiscal 2018, compared to 5.9% for fiscal 2017, primarily due to lower net favorable changes in estimates on contracts related to performance obligations satisfied over time and restructuring costs in fiscal 2018. These decreases were partially offset by lower SG&A costs as we continue to drive efficiencies across our operating structure.
Net Income. Net income decreased $42 million from fiscal 2018 to fiscal 2019 primarily due to lower operating income, expenses associated with the debt refinancing activities in the current year, and a higher effective tax rate in the current year.
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
Cash Flows Provided by Operating Activities. Cash flows provided by operating activities were $184 million for fiscal 2019 which represented a decrease of $33 million from fiscal 2018 primarily due to acquisition and integration expenses and the U.S. federal government partial shutdown, which was partially offset by higher profit margin and strong collections on our supply chain contracts.
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
Non-GAAP Measures
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

EBITDA and Adjusted EBITDA. The performance measure EBITDA is calculated by taking net income and excluding interest expense, interest income, provision for income taxes, and depreciation and amortization. Adjusted EBITDA is calculated by taking EBITDA and excluding restructuring costs, and acquisition and integration costs. Integration costs excluded are costs to integrate acquired companies and include the costs of strategic consulting services, facility consolidation and employee severance. The acquisition and integration costs relate to the Company’s significant acquisitions of Engility and Scitor. We began excluding restructuring costs in the third quarter of fiscal 2018 as a result of the restructuring described above. Adjusted EBITDA is a performance measure that excludes costs that we do not consider to be indicative of our ongoing operating performance.
We believe that EBITDA and adjusted EBITDA provide management and investors with useful information in assessing trends in our ongoing operating performance and may provide greater visibility in understanding the long-term financial performance of the Company.
EBITDA and adjusted EBITDA is calculated as follows:

	Year Ended
	February 1, 2019	February 2, 2018	February 3, 2017
	(in millions)
Net income	$137	$179	$143
Interest expense	53	44	52
Interest income	(3)	(1)	—
Provision for income taxes	33	35	69
Depreciation and amortization	47	44	50
EBITDA	267	301	314
EBITDA as a percentage of revenues	5.7%	6.8%	7.1%
Acquisition and integration costs	86	—	10
Restructuring costs	—	13	—
Depreciation included in restructuring costs and acquisition and integration costs	—	(1)	(2)
Adjusted EBITDA	$353	$313	$322
Adjusted EBITDA as a percentage of revenues	7.6%	7.0%	7.2%
Adjusted EBITDA as a percentage of revenues increased to 7.6% for fiscal 2019, compared to 7.0% for fiscal 2018, driven by improved performance across our portfolio and higher net favorable changes in estimates related to performance obligations satisfied over time and realization of cost efficiencies, partially offset by an increase in our inventory and deferred contract cost provisions.
Adjusted EBITDA as a percentage of revenues decreased to 7.0% for fiscal 2018, compared to 7.2% for fiscal 2017, due to lower net favorable changes in estimates on contracts related to performance obligations satisfied over time. These drivers were partially offset by lower SG&A costs in the current year as we continue to drive efficiencies across our operating structure.
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
The estimated value of our total backlog as of the dates presented was:

	February 1, 2019	February 2, 2018
	(in millions)
Funded backlog	$2,753	$2,012
Negotiated unfunded backlog	11,048	8,215
Total backlog	$13,801	$10,227
We had net bookings worth an estimated $4.6 billion and $6.7 billion during fiscal 2019 and fiscal 2018, respectively. Fiscal 2019 total backlog has increased from the prior year primarily due to the acquisition of Engility in the fourth quarter; $3.6 billion of acquired backlog from Engility was recorded as an increase to backlog as of the acquisition date.
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

	Year Ended
	February 1, 2019	February 2, 2018	February 3, 2017
Cost reimbursement	50%	45%	41%
Time and materials (T&M)	23%	27%	30%
Firm-fixed price (FFP)	27%	28%	29%
Total	100%	100%	100%

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Our contract mix reflects an increase in cost reimbursement type contracts due to newly awarded contracts supporting federal civilian agencies and a change in contract type on a significant contract supporting the Department of Defense that shifted from a time and materials to cost reimbursement contract.
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

	Year Ended
	February 1, 2019	February 2, 2018	February 3, 2017
	(as a % of total cost of revenues)
Labor-related cost of revenues	48%	47%	48%
Subcontractor-related cost of revenues	30%	33%	34%
Supply chain materials-related cost of revenues	15%	13%	12%
Other materials-related cost of revenues	7%	7%	6%

Cost of revenues mix for fiscal 2019 and 2018 both reflect an increase in supply chain material content.

Liquidity and Capital Resources
As a services provider, our business generally requires minimal infrastructure investment. We expect to fund our ongoing working capital, commitments and any other discretionary investments with cash on hand, future operating cash flows and, if needed, borrowings under our $400 million Revolving Credit Facility.
We anticipate that our future cash needs will be for working capital, capital expenditures, and contractual and other commitments. We consider various financial measures when we develop and update our cash deployment strategy, which include evaluating cash provided by operating activities, free cash flow and financial leverage. When our cash generation enables us to exceed our target average minimum cash balance, we intend to deploy excess cash through dividends, share repurchases, debt prepayments or strategic acquisitions.
Upon the acquisition of Engility, we drew $1.1 billion on our committed five-year senior secured term loan facility, see Note 10 to the Consolidated Financial Statements. The proceeds were used to repay Engility's existing credit facility and outstanding notes. In addition, the Revolving Credit Facility increased by an additional $200 million upon the successful completion of the acquisition.
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Our Credit Facility contains customary terms and conditions including financial covenants and covenants restricting the Company's ability to merge or consolidate with another entity or undertake other fundamental changes, enter into property sale and leaseback transactions, and incur liens. The Company’s dividends and share repurchases may be limited under certain leverage ratios, and we may be required to make an annual debt prepayment based on our cash flows from operating activities. See Note 10 of the notes to the consolidated financial statements contained within this report for a more complete understanding of our Credit Facility.

We currently maintain credit ratings from major U.S. rating agencies. Failure to maintain acceptable ratings could have an adverse effect on the Company’s future cost of capital and any significant increase in the level of our borrowings could negatively impact these ratings.
During fiscal 2019 we repurchased approximately 0.5 million shares of our common stock for $40 million from the open market in connection with our existing share repurchase program. During fiscal 2018 we repurchased approximately 2.0 million shares for $150 million. Since the program’s inception in December of 2013 we have repurchased 9.6 million shares for $539 million.
Historical Cash Flow Trends
The following table summarizes our cash flows:

	Year Ended
	February 1, 2019	February 2, 2018	February 3, 2017
	(in millions)
Net cash provided by operating activities	$184	$217	$273
Net cash used in investing activities	(1,028)	(22)	(17)
Net cash provided by (used in) financing activities	938	(261)	(247)
Total increase (decrease) in cash, cash equivalents and restricted cash	$94	$(66)	$9
Cash Provided by Operating Activities. Refer to “Results of Operations” above for a discussion of the changes in cash provided by operating activities between fiscal 2019 and fiscal 2018 and between fiscal 2018 and fiscal 2017.
Cash Used in Investing Activities. Cash used in investing activities increased in fiscal 2019 compared to the prior year period due to cash paid for the acquisition of Engility and higher capital expenditures. Cash used in investing activities increased in fiscal 2018 compared to fiscal 2017, primarily due to higher capital expenditures.
Cash Provided by/Used in Financing Activities. Cash provided by financing activities increased in fiscal 2019 compared to the prior year period primarily due to proceeds from borrowings and lower share repurchases, partially offset by higher principal payments on borrowings.
Cash used in financing activities increased in fiscal 2018 compared to the prior year period primarily due to the change in classification of excess tax benefits from stock based compensation, from being classified as a financing activity in fiscal 2017 to an operating activity in fiscal 2018, as a result of the adoption of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting.
Off-Balance Sheet Arrangements
For an understanding of our obligations relating to surety bonds, see Note 15 of the notes to the consolidated financial statements contained within this report. For an understanding of our operating leases, see “Contractual Obligations” within this section and Note 13 of the notes to the consolidated financial statements contained within this report.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Contractual Obligations
The following table summarizes, as of February 1, 2019, our obligations to make future payments pursuant to certain contracts or arrangements and provides an estimate of the fiscal years in which these obligations are expected to be satisfied:

	Payments Due by Fiscal Year
	Total	2020	2021-2022	2023-2024	2025 - Thereafter
	(in millions)
Contractual obligations:
Long-term debt including current portion(1)	$2,115	$24	$138	$958	$995
Interest payments on long-term debt(2)	479	90	161	152	76
Operating lease obligations	211	55	78	35	43
Estimated purchase obligations(3)	98	62	19	5	12
Other long-term liabilities(4)	40	7	10	5	18
Total contractual obligations	$2,943	$238	$406	$1,155	$1,144

(1)
The amounts presented are based on an anticipated loan repayment schedule. However, we may be required to make certain mandatory prepayments based on our level of cash flow generation and we also have the option to prepay loan principal amounts at any time.

(2)
Amounts include an estimate of future variable interest payments on the Term Loan Facilities based on scheduled outstanding principal amounts, current applicable margin and projected 1-month LIBOR as of February 1, 2019. The amounts presented in this table exclude the effects of interest rate swaps used to hedge against changes in 1-month LIBOR.

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

Commitments and Contingencies
We are subject to a number of reviews, investigations, claims, lawsuits and other uncertainties related to our business. For a discussion of these items, see Note 15 of the notes to the consolidated financial statements contained within this report.
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
Changes in Estimates on Contracts. Changes in estimates of revenues, cost of revenues or profits related to performance obligations satisfied over time are recognized in operating income in the period in which such changes are made for the inception-to-date effect of the changes. Changes in these estimates can routinely occur over the performance period for a variety of reasons, which include: changes in scope; changes in cost estimates due to unanticipated cost growth or reassessments of risks impacting costs; changes in the estimated transaction price, such as variable amounts for incentive or award fees; and performance being better or worse than previously estimated. In cases when total expected costs exceed total estimated revenues for a performance obligation, the Company recognizes the total estimated loss in the quarter identified. Total estimated losses are inclusive of any unexercised options that are probable of award, only if they increase the amount of the loss. Aggregate changes in contract estimates increased operating income by $17 million for fiscal 2019, decreased operating income by $3 million for fiscal 2018 and increased operating income by $22 million for fiscal 2017. For additional information related to changes in estimates on contracts, including gross favorable and unfavorable adjustments as well as the impact to earnings per share, see Note 3 of the notes to the consolidated financial statements contained within this report.
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
Acquisition-related costs that are not part of the purchase price consideration are expensed as incurred, except for certain costs that are deferred in connection with the issuance of debt or stock. These costs typically include transaction-related costs, such as finder’s fees, and legal, accounting and other professional costs.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

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
During the fourth quarter of fiscal 2019, we completed our annual goodwill impairment testing and determined that each reporting unit's fair value significantly exceeded its carrying value. Subsequent to our goodwill impairment testing, on January 14, 2019 we completed the acquisition of Engility. Since the acquisition there have been no events or changes in circumstances to indicate that the carrying value may not be recoverable.
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
The Tax Cuts and Jobs Act (the “Tax Act”) was enacted on December 22, 2017, which amends the Internal Revenue Code to reduce tax rates and modify policies, credits, and deductions for individuals and businesses. The SEC staff issued Staff Accounting Bulletin No 118 (“SAB 118”), which allows us to record provisional amounts during a

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

measurement period not to extend beyond one year of the enactment date. As of February 1, 2019, we have completed our accounting for the tax effects of enactment of the Tax Act. Prior to February 1, 2019, there were two areas still under review including: (1) the expensing of qualified assets and (2) the limitation on the deductibility of certain executive compensation. No material measurement period adjustments were required as a result of this review.
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
We use the Black-Scholes option-pricing model to calculate the grant date fair value of stock options awarded. The model calculates the fair value based on input assumptions about, among other things, employee exercise behavior and the expected volatility of our common stock. The assumptions used in the model represent our best estimates, but these estimates involve inherent uncertainties and the application of judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and recognize expense only for those awards expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded over the awards’ respective service periods. For further discussion on the assumptions used, see Note 7 of the notes to the consolidated financial statements contained within this report.
Pension and Defined Benefit Plans. The Company measures plan assets and benefit obligations as of the month-end that is closest to its fiscal year end. Accounting and reporting for the Company's pension and defined benefit plans requires the use of assumptions, including but not limited to, a discount rate and an expected return on assets. These assumptions are reviewed at least annually based on reviews of current plan information and consultation with the Company's independent actuary and the plans’ investment advisor. If these assumptions differ materially from actual results, the Company's obligations under the pension and defined benefit plans could also differ materially, potentially requiring the Company to record an additional liability. The Company's pension and defined benefit plan liabilities are developed from actuarial valuations, which are performed each year.
Recently Issued But Not Yet Adopted Accounting Pronouncements
For information on recently issued but not yet adopted accounting pronouncements, see Note 1 of the notes to the consolidated financial statements contained within this report.
Effects of Inflation
For any of the most recent three fiscal years ended February 1, 2019, inflation has not had a significant impact on revenues or costs. Most of our contracts are paid in U.S. dollars and our cost to perform on these contracts are generally paid in U.S. dollars, so inflation risk is generally limited to that which is related to the U.S. dollar. Approximately 50% of our revenues for fiscal 2019 were derived from cost-reimbursement type contracts, which have limited inflation risk because our contracts generally entail the provision of labor on a reimbursable basis, and, when materials are acquired, they provide for billing to the customer during the period in which the materials were received. Bids for longer-term FFP and T&M contracts typically include sufficient provisions for labor and other cost escalations to cover anticipated cost increases over the period of performance. As a result, if we were to experience significant levels of inflation, our revenues and costs for cost-type contracts would generally both increase commensurate with inflation and operating income as a percentage of total revenues would not be significantly affected. Operating income as a percentage of total revenues would not be significantly affected for longer-term FFP and T&M contracts to the extent that bid contract cost escalations are sufficient to cover heightened inflation levels.

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
Interest Rate Risk
Debt obligations. Our financial risk management objective is to reduce variability in earnings from changes in interest rates, which we may manage through operational means or the use of financial instruments, such as interest rate swaps. We have approximately $2.1 billion of variable rate debt. The fair value of our outstanding long-term debt obligations approximates its carrying value. In connection with the issuances of our variable rate Term Loan A and Term Loan B Facilities, we entered into fixed interest rate swap agreements, effectively converting a substantial portion of our variable rate debt to fixed rate debt in order to mitigate our exposure to fluctuations in interest rates. We regularly evaluate our outstanding debt and swap agreements to meet our risk management objective. A hypothetical 50 basis points (bps) change to interest rates would not materially change our results of operations or cash flows. For additional information related to our debt and interest rate swap agreements, see Note 10 and Note 11, respectively, of the notes to the consolidated financial statements contained in this report.
Derivatives. As of February 1, 2019, the fair value of our fixed interest rate swaps was $24 million (liability). Under the swap agreements, we pay a fixed rate and the counterparties to the agreements pay a floating interest rate based on 1-month LIBOR. A hypothetical 50 bps change in the 1-month LIBOR curve would change the fair value of the fixed interest rate swaps up to $33 million. Since the interest rate swaps are accounted for as cash flow hedges, the change in fair value is reported as a component of equity (accumulated other comprehensive income or loss). We do not hold or issue derivative financial instruments for trading or speculative purposes. For additional information related to calculating the fair value of our interest rate swaps, see Note 11 of the consolidated financial statements included in this report.
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
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer (our Chief Executive Officer) and principal financial officer (our Chief Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of February 1, 2019, and our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. These disclosure controls and

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
During the fourth quarter of fiscal 2019, the Company completed its acquisition of Engility. As part of the ongoing integration of the acquired business, we are in the process of incorporating the controls and related procedures of Engility. Other than incorporating the Engility controls, there have been no changes in our internal control over financial reporting during the fourth quarter of fiscal 2019 that materially affected, or are likely to materially affect, our internal control over financial reporting.
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
As permitted by the SEC rules, management’s assessment and conclusion on the effectiveness of the Company’s internal control over financial reporting as of February 1, 2019, excludes an assessment of the internal control over financial reporting of Engility, acquired on January 14, 2019. Engility represents 22% of the Company’s consolidated total assets, excluding the preliminary value of goodwill and intangible assets related to Engility, at February 1, 2019, and 2% and (12)% of the Company’s consolidated revenues and operating income, respectively, for the fiscal year then ended.
Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our internal control over financial reporting as of February 1, 2019 based on the framework established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our management has assessed in its evaluation the effectiveness of our internal control over financial reporting as of February 1, 2019 and has concluded that our internal control over financial reporting was effective.
Ernst & Young LLP, an independent registered public accounting firm, audited our consolidated financial statements included in this report and our internal control over financial reporting, and the firm’s report on our internal control over financial reporting are set forth below this report.
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Science Applications International Corporation

Opinion on Internal Control Over Financial Reporting
We have audited Science Applications International Corporation's internal control over financial reporting as of February 1, 2019, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Science Applications International Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of February 1, 2019, based on the COSO criteria.
As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Engility, which is included in the FY 2019 consolidated financial statements of the Company and constituted 22% of the Company’s consolidated total assets, excluding the preliminary value of goodwill and intangible assets related to Engility at February 1, 2019 and 2% and (12)% of the Company’s consolidated revenues and operating income, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Engility.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of February 1, 2019, the related consolidated statements of income, comprehensive income, equity, and cash flows for the year ended February 1, 2019, and the related notes and our report dated March 29, 2019 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the US federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Tysons, Virginia
March 29, 2019

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Item 9B. Other Information
No information is required in response to this item.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Part III

Item 10. Directors, Executive Officers, and Corporate Governance
Our executive officers as of March 29, 2019, are listed below, along with their ages on that date, positions and offices held and business experience during at least the past five years. All such persons have been elected to serve until their successors are elected and qualified or until their earlier resignation or removal.

Name of officer	Age	Position(s) with the Company and prior business experience

Nazzic S. Keene	58
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

Steven G. Mahon	57
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

Charles A. Mathis	59
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

Anthony J. Moraco(1)	59
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

Karen A. Wheeler	49
Chief Human Resources Officer since February 2017. Prior to this role, Ms. Wheeler served as Chief Procurement Officer from July 2013 to February 2017. Ms. Wheeler has more than 20 years of experience at SAIC, where she held many key contracts and procurement director positions supporting numerous business areas.

(1)	Tony Moraco will retire as chief executive officer effective July 31, 2019, and the Board of Directors has elected Nazzic S. Keene, currently the Company's chief operating officer, to succeed him.
For additional information required by Item 10 with respect to executive officers and directors, including audit committee and audit committee financial experts, procedures by which stockholders may recommend nominees to the Board of Directors, and compliance with Section 16(a) of the Securities Exchange Act of 1934, see the information set forth under the captions “Proposal 1—Election of Directors,” “Corporate Governance” and “Other Information” in the 2019 Definitive Proxy Statement, which information is incorporated by reference into this report.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

We have adopted a code of conduct, which describes our standards for protecting SAIC and customer assets, fostering a safe and healthy work environment, dealing fairly with customers and others, conducting international business properly, reporting misconduct and protecting employees from retaliation. This code applies to all executive officers and employees and forms the foundation of our corporate policies and procedures designed to promote ethical behavior in all aspects of our business. To obtain copies of the Code of Conduct, visit our website at www.saic.com and click on the link titled “Corporate Governance” and then “Code of Conduct.” We intend to post on our website any material changes to or waivers from our code of business ethics. The information on our website is not incorporated by reference into and is not a part of this report.
Item 11. Executive Compensation
For information required by Item 11 with respect to executive compensation, see the information set forth under the captions “Compensation Discussion and Analysis,” “Executive Compensation” and “Corporate Governance” in the 2019 Definitive Proxy Statement, which information is incorporated by reference into this report.
For information required by Item 11 with respect to compensation committee interlocks and insider participation, see the information set forth under the caption “Corporate Governance” in the 2019 Definitive Proxy Statement, which information is incorporated by reference into this report.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
For information required by Item 12 with respect to the security ownership of certain beneficial owners and management, see the information set forth under the caption “Other Information” in the 2019 Definitive Proxy Statement, which information is incorporated by reference into this report.
We currently maintain four shareholder-approved equity compensation plans that issue stock-based awards including the 2013 Equity Incentive Plan, the Management Stock Compensation Plan, the 2013 Employee Stock Purchase Plan and the 2012 Long Term Performance Plan. For summaries of these plans, see Note 7 to the consolidated financial statements contained within this report.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

The following table provides the number of shares of our common stock to be issued, the weighted-average exercise price of the outstanding stock options and the number of shares remaining for future award grants as of February 1, 2019:

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(3)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,343,938	$53.67	7,010,527
Equity compensation plans not approved by security holders	—	$—	—
Total	2,343,938		7,010,527

(1)
This amount includes 1,058,165 stock options outstanding, 1,105,473 shares issuable for other stock-based awards under the 2013 Equity Incentive Plan and 180,300 shares issuable for other stock-based awards under the 2012 Long Term Performance Plan (for assumed Engility awards, see Note 7 to the consolidated financial statements contained within this report). This amount does not include shares to be issued pursuant to purchase rights under the 2013 Employee Stock Purchase Plan.

(2)	Does not include shares to be issued for stock-based awards, other than stock options, which will not require any payment upon issuance of those shares.

(3)
Includes 2,988,496 shares of our common stock available for issuance under the 2013 Employee Stock Purchase Plan (ESPP). The maximum number of shares initially available for issuance under the ESPP was 1 million. The ESPP provides for an automatic increase to the share reserve on the first day of each fiscal year beginning on February 1, 2014 in an amount equal to the lesser of (i) 1 million shares, (ii) two percent of the number of shares of our common stock outstanding on the last day of the immediately preceding fiscal year or (iii) a number determined by the Compensation Committee of the Board of Directors. The amount authorized for issuance under the ESPP increased 500,000, 916,198 and 973,477 during fiscal 2017, 2016 and 2015 respectively. There was no increase to the amount authorized for issuance under the ESPP during fiscal 2018 or fiscal 2019. In addition, this includes 3,106,084 shares of our common stock available for issuance under the 2013 Equity Incentive Plan (EIP). The maximum number of shares initially available for issuance under the EIP was 5.7 million, which was increased by 2.8 million per the amended and restated 2013 Equity Incentive Plan, adopted June 4, 2014, amounting to a total authorized for issuance of 8.5 million. Lastly, this includes 915,947 shares of our common stock available for issuance under the 2012 Long Term Performance Plan (LTPP), see Note 7 to the consolidated financial statements contained within this report. The shares outstanding under the LTPP relate to assumed awards from the Engility acquisition, and as of the acquisition date, January 14, 2019, the maximum number of shares available for issuance under the LTPP was 1,198,010. We expect that the number of shares actually issued under the EIP and LTPP will be significantly less than the number of total awards outstanding under the respective plans because (a) a net option exercise results in a smaller portion of the number of award shares being issued when a participant uses award shares, rather than cash, to pay the exercise price, which historically most participants have elected to do, (b) most participants historically have elected to let the Company retain award shares to pay for taxes due on the exercise of options and all participants are required to use award shares to pay for taxes upon the vesting of restricted stock or restricted stock units, (c) some participants may terminate employment with the Company before the vesting of awards resulting in awards being forfeited and (d) some participants may not exercise stock options before the expiration date for a variety of reasons, including if the exercise price exceeds the then current market price of shares.

Item 13. Certain Relationships and Related Transactions, and Director Independence
For information required by Item 13 with respect to certain relationships and related transactions and the independence of directors and nominees, see the information set forth under the caption “Corporate Governance” in the 2019 Definitive Proxy Statement, which information is incorporated by reference into this report.
Item 14. Principal Accounting Fees and Services
For information required by Item 14 with respect to principal accounting fees and services, see the information set forth under the caption “Audit Matters” in the 2019 Definitive Proxy Statement, which information is incorporated by reference into this report.

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
3. Exhibits
See Exhibit Index on pages F-45 through F-47 of this report.

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
Dated: March 29, 2019
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Anthony J. Moraco	Principal Executive Officer and Director	March 29, 2019
Anthony J. Moraco

/s/ Charles A. Mathis	Principal Financial Officer and Principal Accounting Officer	March 29, 2019
Charles A. Mathis

/s/ Donna S. Morea	Chair of the Board	March 29, 2019
Donna S. Morea

/s/ Robert A. Bedingfield	Director	March 29, 2019
Robert A. Bedingfield

/s/ Deborah B. Dunie	Director	March 29, 2019
Deborah B. Dunie

/s/ John J. Hamre	Director	March 29, 2019
John J. Hamre

/s/ Mark J. Johnson	Director	March 29, 2019
Mark J. Johnson

/s/ David M. Kerko	Director	March 29, 2019
David M. Kerko

/s/ Timothy J. Mayopoulos	Director	March 29, 2019
Timothy J. Mayopoulos

/s/ Katharina G. McFarland	Director	March 29, 2019
Katharina G. McFarland

/s/ Edward J. Sanderson, Jr.	Director	March 29, 2019
Edward J. Sanderson, Jr.

/s/ Steven R. Shane	Director	March 29, 2019
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Science Applications International Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Science Applications International Corporation (the Company) as of February 1, 2019, the related consolidated statements of income, comprehensive income, equity, and cash flows for the year ended February 1, 2019, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of February 1, 2019, and the consolidated results of its operations and its cash flows for the year ended February 1, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company‘s internal control over financial reporting as of February 1, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 29, 2019 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company‘s management. Our responsibility is to express an opinion on the Company‘s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the US federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2018.
Tysons, Virginia
March 29, 2019

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Science Applications International Corporation
Reston, Virginia

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Science Applications International Corporation and subsidiaries (the "Company") as of February 2, 2018, the related consolidated statements of income and comprehensive income, equity, and cash flows, for each of the two years in the period ended February 2, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 2, 2018, and the results of its operations and its cash flows for each of the two years in the period ended February 2, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Deloitte & Touche LLP
McLean, Virginia
March 29, 2018
We began serving as the Company’s auditor in fiscal 2013. In 2018 we became the predecessor auditor.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION CONSOLIDATED STATEMENTS OF INCOME

	Year Ended
	February 1, 2019	February 2, 2018	February 3, 2017
	(in millions, except per share amounts)
Revenues	$4,659	$4,454	$4,442
Cost of revenues	4,195	4,043	4,003
Selling, general and administrative expenses	158	155	166
Acquisition and integration costs (Note 4)	86	—	10
Operating income	220	256	263
Interest expense	53	44	52
Other (income) expense, net	(3)	(2)	(1)
Income before income taxes	170	214	212
Provision for income taxes (Note 9)	(33)	(35)	(69)
Net income	$137	$179	$143
Net income attributable to non-controlling interest	—	—	—
Net income attributable to common stockholders	$137	$179	$143
Earnings per share (Note 2):
Basic	$3.16	$4.13	$3.21
Diluted	$3.11	$4.02	$3.12

See accompanying notes to consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year ended
	February 1, 2019	February 2, 2018	February 3, 2017
	(in millions)
Net income	$137	$179	$143
Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on derivative instruments, net of tax benefit (expense) of $6 million, $(2) million and $(1) million for the year ended February 1, 2019, February 2, 2018 and February 3, 2017, respectively	(17)	3	2
Reclassification adjustment for (benefits) costs realized in net income, net of tax expense (benefit) of $0 million, $(1) million and $(3) million for the year ended February 1, 2019, February 2, 2018 and February 3, 2017, respectively	(1)	2	5
Net unrealized (loss) gain on derivative instruments	(18)	5	7
Total other comprehensive (loss) income, net of tax	(18)	5	7
Comprehensive income	$119	$184	$150
Comprehensive income attributable to non-controlling interest	—	—	—
Comprehensive income attributable to common stockholders	$119	$184	$150

See accompanying notes to consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION CONSOLIDATED BALANCE SHEETS

	February 1, 2019	February 2, 2018
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$237	$144
Receivables, net (Note 3)	1,050	674
Inventories, net	74	68
Prepaid expenses	47	35
Other current assets	25	29
Total current assets	1,433	950
Goodwill (Note 5)	2,120	863
Intangible assets, net (Note 5)	803	179
Property, plant, and equipment, net (Note 6)	103	61
Other assets	104	20
Total assets	$4,563	$2,073
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$455	$397
Accrued payroll and other employee benefits	121	69
Accrued vacation	120	81
Other accrued liabilities	177	107
Long-term debt, current portion (Note 10)	24	41
Total current liabilities	897	695
Long-term debt, net of current portion (Note 10)	2,065	983
Deferred income taxes	—	23
Other long-term liabilities	102	45
Commitments and contingencies (Note 15)
Equity:
Common stock, $.0001 par value, 1 billion shares authorized, 60 million shares and 43 million shares issued and outstanding as of February 1, 2019 and February 2, 2018, respectively	—	—
Additional paid-in capital	1,132	—
Retained earnings	367	323
Accumulated other comprehensive (loss) income	(14)	4
Total common stockholders' equity	1,485	327
Non-controlling interest	14	—
Total stockholders' equity	1,499	327
Total liabilities and stockholders' equity	$4,563	$2,073

See accompanying notes to consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION CONSOLIDATED STATEMENTS OF EQUITY

	Shares of common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Non-Controlling Interest	Total
	(in millions)
Balance at January 29, 2016	45	$215	$174	$(9)	$—	$380
Net income	—	—	143	—	—	143
Issuances of stock	1	8	—	—	—	8
Other comprehensive income, net of tax	—	—	—	7	—	7
Cash dividends of $1.24 per share	—	—	(57)	—	—	(57)
Stock-based compensation	—	6	—	—	—	6
Income tax benefits from stock-based compensation	—	18	—	—	—	18
Repurchases of stock	(2)	(156)	—	—	—	(156)
Balance at February 3, 2017	44	91	260	(2)	—	349
Net income	—	—	179	—	—	179
Issuances of stock	1	8	—	—	—	8
Reclassification of AOCI due to the Tax Act	—	—	(1)	1	—	—
Other comprehensive income, net of tax	—	—	—	5	—	5
Cash dividends of $1.24 per share	—	—	(55)	—	—	(55)
Stock-based compensation	—	(4)	—	—	—	(4)
Repurchases of stock	(2)	(95)	(60)	—	—	(155)
Balance at February 2, 2018	43	—	323	4	—	327
Cumulative impact from adopting ASC 606 (Note 1) on February 3, 2018	—	—	3	—	—	3
Net income attributable to common stockholders	—	—	137	—	—	137
Issuances of stock	1	7	—	—	—	7
Other comprehensive loss, net of tax	—	—	—	(18)	—	(18)
Cash dividends of $1.24 per share	—	—	(54)	—	—	(54)
Stock-based compensation	—	52	(9)	—	—	43
Repurchases of stock	(1)	(11)	(33)	—	—	(44)
Stock issued for the Engility acquisition	17	1,084	—	—	—	1,084
Acquired non-controlling interest	—	—	—	—	13	13
Contribution from non-controlling interest	—	—	—	—	1	1
Balance at February 1, 2019	60	1,132	367	(14)	14	1,499

See accompanying notes to consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	February 1, 2019	February 2, 2018	February 3, 2017
	(in millions)
Cash flows from operating activities:
Net income	$137	$179	$143
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	49	46	53
Deferred income taxes	19	13	(2)
Stock-based compensation expense	45	27	31
Excess tax benefits from stock-based compensation	—	—	(18)
Loss on disposal of property, plant, and equipment	—	—	1
Loss on extinguishment of debt	4	—	2
Provisions for inventory and deferred contract costs	36	—	—
Increase (decrease) resulting from changes in operating assets and liabilities, net of the effect of the acquisition:
Receivables	(26)	(135)	96
Inventory, prepaid expenses, and other current assets	(26)	19	(36)
Other assets	(12)	2	—
Accounts payable and accrued liabilities	(65)	68	24
Accrued payroll and employee benefits	22	(8)	(26)
Other long-term liabilities	1	6	5
Net cash provided by operating activities	184	217	273
Cash flows from investing activities:
Expenditures for property, plant, and equipment	(28)	(22)	(15)
Other	1	—	(2)
Cash paid for acquisition, net of cash acquired	(1,001)	—	—
Net cash used in investing activities	(1,028)	(22)	(17)
Cash flows from financing activities:
Dividend payments to stockholders	(53)	(54)	(54)
Principal payments on borrowings	(779)	(50)	(236)
Issuances of stock	7	6	5
Stock repurchased and retired or withheld for taxes on equity awards	(69)	(186)	(180)
Excess tax benefits from stock-based compensation	—	—	18
Disbursements for obligations assumed from Scitor acquisition	—	(2)	(7)
Proceeds from borrowings	1,859	25	209
Debt issuance costs	(26)	—	(2)
Equity issuance costs	(2)	—	—
Contributions from non-controlling interest	1	—	—
Net cash provided by (used in) financing activities	938	(261)	(247)
Net increase (decrease) in cash, cash equivalents and restricted cash	94	(66)	9
Cash, cash equivalents and restricted cash at beginning of period	152	218	209
Cash, cash equivalents and restricted cash at end of period (Note 1)	$246	$152	$218

See accompanying notes to consolidated financial statements.
Supplementary cash flow disclosure:
Cash paid for interest	$44	$41	$48
Cash paid for income taxes	$24	$31	$46

Non-cash investing and financing activities:
Increase (decrease) in accrued plan share repurchases	$—	$(1)	$—
(Decrease) increase in accrued plant, property, and equipment	$(3)	$2	$(1)
Fair value of equity consideration paid for acquisition	$1,108	$—	$—

See accompanying notes to consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Business Overview and Summary of Significant Accounting Policies:
Overview
Description of Business. Science Applications International Corporation (collectively, with its consolidated subsidiaries, the “Company”) is a leading provider of technical, engineering and enterprise information technology (IT) services primarily to the U.S. government. The Company provides engineering and integration services for large, complex projects and offers a broad range of services with a targeted emphasis on higher-end, differentiated technology services. The Company is organized as a matrix comprised of three customer facing operating segments supported by a solutions and technology group. Each of the Company’s three customer facing operating segments is focused on providing the Company’s comprehensive technical, engineering and enterprise IT service offerings to one or more agencies of the U.S federal government. The Company's operating segments are aggregated into one reportable segment for financial reporting purposes, see Note 14.
Acquisitions. On January 14, 2019, we completed the acquisition of Engility Holdings, Inc. (collectively with its consolidated subsidiaries, "Engility"), which provides increased customer and market access, as well as increased scale in strategic business areas of national interest, such as defense, federal civilian agencies, intelligence and space. On May 4, 2015, the Company acquired 100% of privately held Scitor Holdings, Inc. ("Scitor"), a leading global provider of technical services to the U.S. intelligence community and other U.S. government customers.
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
Principles of Consolidation and Basis of Presentation
References to “financial statements” refer to the consolidated financial statements of the Company, which include the statements of income and comprehensive income, balance sheets, statements of equity and statements of cash flows. These financial statements were prepared in accordance with U.S. generally accepted accounting principles (GAAP). All intercompany transactions and account balances within the Company have been eliminated. Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.
Non-controlling Interest. As a result of the acquisition of Engility, the Company holds a 50.1% majority interest in Forfeiture Support Associates J.V. (FSA). The results of operations of FSA are included in the Company's consolidated statements of operations. The non-controlling interest reported on the consolidated balance sheets represents the portion of FSA’s equity that is attributable to the non-controlling interest.
Use of Estimates
The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. Significant estimates inherent in the preparation of the financial statements may include, but are not limited to estimated profitability of long-term contracts, income taxes, fair value measurements, fair value of goodwill and other intangible assets, pension and defined benefit plan obligations, and contingencies. Estimates have been prepared by management on the basis of the most current and best available information at the time of estimation and actual results could differ from those estimates.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Restructuring
During fiscal 2018, the Company initiated restructuring activities (the "Restructuring") intended to improve operational efficiency, reduce costs, and better position the Company to drive future growth. The restructuring activities consisted of involuntary and voluntary terminations and the consolidation of existing leased facilities. The Company completed the Restructuring in fiscal 2018 with total restructuring costs of approximately $13 million, comprised of $6 million for employee severance and $7 million of lease exit costs. For fiscal year 2018, $6 million of restructuring costs are included in cost of revenues and $7 million in selling, general and administrative expenses in the consolidated statements of income. The Company made cash payments of $5 million and $1 million during fiscal 2018 and fiscal 2019, respectively, for severance associated with the Restructuring. The liability associated with lease exit costs will be substantially settled by the end of fiscal 2021.
Reporting Periods
The Company utilizes a 52/53 week fiscal year ending on the Friday closest to January 31, with fiscal quarters typically consisting of 13 weeks. Fiscal 2017 began on January 30, 2016 and ended on February 3, 2017, fiscal 2018 began on February 4, 2017 and ended on February 2, 2018, and fiscal 2019 began on February 3, 2018 and ended on February 1, 2019. The number of weeks for each quarter for fiscal 2019, 2018 and 2017 are as follows:

	Fiscal 2019	Fiscal 2018	Fiscal 2017
	(weeks)
First Quarter	13	13	14
Second Quarter	13	13	13
Third Quarter	13	13	13
Fourth Quarter	13	13	13
Fiscal Year	52	52	53
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
The Tax Cuts and Jobs Act (the “Tax Act”) was enacted on December 22, 2017, which amends the Internal Revenue Code to reduce tax rates and modify policies, credits, and deductions for individuals and businesses. For businesses, the Tax Act reduces the corporate federal tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018. The rate change is administratively effective at the beginning of our fiscal year 2018, using a blended rate for the fiscal 2018 annual period. As a result, the Company's blended federal statutory tax rate for fiscal year 2018 was 33.7%. The Company has a statutory rate of 21% for fiscal year 2019 and all future periods.
The SEC staff issued Staff Accounting Bulletin No 118 (“SAB 118”), which allows us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. The final amount recorded related to the re-measurement of the Company's net deferred tax liabilities was a $19 million discrete net tax benefit. A net benefit for the corporate rate reduction of $17 million was recognized in income tax expense for fiscal 2018, and an additional $2 million benefit was recognized in income tax expense for fiscal 2019. This rate reduction resulted in a corresponding net decrease of deferred tax liabilities.
As of February 1, 2019, we have completed our accounting for the tax effects of enactment of the Tax Act. Prior to February 1, 2019, there were two areas still under review including: (1) the expensing of qualified assets and (2) the limitation on the deductibility of certain executive compensation. No material measurement period adjustments were required as a result of this review.
Costs Allocated to Contracts
The Company classifies indirect costs as overhead (included in cost of revenues) or general and administrative expenses in the same manner as such costs are defined in the Company’s Disclosure Statements under U.S. government Cost Accounting Standards (CAS).
Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents are comprised of cash in banks and highly liquid instruments, which primarily consist of bank deposits and investments in institutional money market funds. The Company includes outstanding payments within cash and cash equivalents and accounts payable on the consolidated balance sheets and as of February 1, 2019 and February 2, 2018 these amounts were $47 million and $31 million, respectively. The Company does not invest in high yield or high risk securities. The cash in bank accounts at times may exceed federally insured limits.
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	February 1, 2019	February 2, 2018
	(in millions)
Cash and cash equivalents	$237	$144
Restricted cash included in other assets	9	8
Cash, cash equivalents and restricted cash	$246	$152
Receivables
Receivables include billed and billable receivables, and unbilled receivables. The Company’s receivables are primarily due from the U.S. government, or from prime contractors on which we are subcontractors and the end customer is the U.S. government, and are generally considered collectable from the perspective of the customer’s ability to pay. The Company does not have a material credit risk exposure.
Unbilled receivables, substantially all of which are expected to be billed and collected within one year, are stated at their estimated realizable value and consist of costs and fees billable on contract completion or the occurrence of a specified event, other than the passage of time. Legal title to the related accumulated costs of contracts in progress generally vests with the U.S. government on the Company’s receipt of progress payments. Progress payments received of $26 million and $20 million offset unbilled receivables as of February 1, 2019 and February 2, 2018, respectively. Contract retentions are billed when contract conditions have been met and may relate to uncompleted indirect cost negotiations with the U.S. government. Based on historical experience, the majority of retention balances are expected to be collected beyond one year. In fiscal 2018 retention of $11 million was presented within receivables, net on the consolidated balance sheet. With the modified retrospective method of adoption of ASC 606 in fiscal 2019, retention is now presented as a non-current asset in other assets on the consolidated balance sheet, see Note 3. Write-offs of retention balances have not been significant. The Company establishes an allowance for doubtful accounts based on the latest information available to determine whether outstanding invoices are ultimately collectable. The Company determines its allowance for doubtful accounts by analyzing individual receivables, historical bad debts, and, for non-U.S. government customers, customer creditworthiness. Receivable balances are written off in the period during which management determines they are uncollectable, and, at that time, such balances are removed from billed receivables and, if previously reserved, from the allowance for doubtful accounts.
Inventory
Inventory is substantially comprised of finished goods inventory purchased for resale to customers, such as tires and lubricants, and is valued at the lower of cost or net realizable value, generally using the average method. The Company evaluates current inventory against historical and planned usage to estimate the appropriate provision for obsolete inventory.
The Company recognized a $26 million provision for inventory within cost of revenues during fiscal 2019 related to firm purchase commitments on a firm-fixed price program.
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
The valuations are based on information that existed as of the acquisition date. During the measurement period that shall not exceed one year from the acquisition date, the Company may adjust provisional amounts recorded for assets acquired and liabilities assumed to reflect new information that the Company has subsequently obtained regarding facts and circumstances that existed as of the acquisition date.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
Pension and Defined Benefit Plans
The Company measures plan assets and benefit obligations as of the month-end that is closest to its fiscal year-end. Accounting and reporting for the Company's pension and defined benefit plans requires the use of assumptions, including but not limited to, a discount rate and an expected return on assets. These assumptions are reviewed at least annually based on reviews of current plan information and consultation with the Company's independent actuary and the plans’ investment advisor. If these assumptions differ materially from actual results, the Company's obligations under the pension and defined benefit plans could also differ materially, potentially requiring the Company to record an additional liability. The Company's pension and defined benefit plan liabilities are developed from actuarial valuations, which are performed each year.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
Non-financial instruments were measured at fair value in connection with the acquisition of Engility, see Note 4. The fair values of the assets acquired and liabilities assumed were preliminarily determined using income, market and cost valuation methodologies. The fair value measurements were estimated using significant inputs that are not observable in the market and thus represent a Level 3 measurement.
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
Research and Development
The Company conducts research and development activities under customer-funded contracts and with company-funded independent research and development (IR&D) funds. IR&D efforts consist of projects involving basic research, applied research, development, and systems and other concept formulation studies. Company-funded IR&D expense is included in selling, general and administrative expenses and was $5 million, $4 million and $4 million in fiscal 2019, 2018 and 2017, respectively. Customer-funded research and development activities performed under customer contracts are charged directly to cost of revenues for those particular contracts.
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
Prior periods were not retrospectively adjusted, but the Company has maintained dual reporting for the year of initial application, disclosing the effect of adoption.
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
The Company no longer defers the recognition of revenues and costs associated with significant upfront material acquisitions on programs previously accounted for using the efforts-expended method of percentage of completion. Under the new standard, the Company recognizes revenue on an adjusted cost-to-cost basis, where the amount of revenue that is recognized is equal to the amount of costs incurred plus profit based on the adjusted cost input measure of progress. This change resulted in a $15 million reduction in other current assets and other accrued liabilities on February 3, 2018, but had no impact on the adjustment to opening retained earnings.
The cumulative effect of adopting ASC 606 on the Company's opening balance sheet is as follows:

	Balance at February 2, 2018	Adjustments due to ASC 606	Opening Balance at February 3, 2018
	(in millions)
Assets
Receivables, net	$674	$(1)	$673
Inventories, net	68	(2)	66
Other current assets	29	(15)	14
Other assets	20	11	31

Liabilities and Equity
Other accrued liabilities	107	(13)	94
Deferred income taxes	23	1	24
Other long-term liabilities	45	2	47
Retained earnings	$323	$3	$326
The amounts by which the Company’s financial statements were impacted by the adoption of ASC 606, as compared to the guidance in effect before the change, as of and for the twelve months ended February 1, 2019 were as follows:

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Twelve Months Ended February 1, 2019
	As reported	Balances without adoption of ASC 606	Effect of change
	(in millions)
Income Statement
Revenues	$4,659	$4,672	$(13)
Cost of revenues	4,195	4,209	(14)
Operating income	$220	$219	$1

	February 1, 2019
	As reported	Balances without adoption of ASC 606	Effect of change
	(in millions)
Balance Sheet
Assets
Receivables, net	$1,050	$1,048	$2
Inventories, net	74	78	(4)
Other assets	104	93	11

Liabilities and Equity
Other accrued liabilities	177	174	3
Other long-term liabilities	102	100	2
Retained earnings	$367	$363	$4
These impacts were primarily attributable to the change in accounting for programs previously accounted for using the efforts-expended method of percentage of completion.
In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedge Activities, which simplifies the application of hedge accounting and eliminates the requirement to separately measure and report hedge ineffectiveness. The Company early adopted the provisions of the standard in the first quarter of fiscal 2019. Adoption did not have a material impact on the Company's financial statements.
In February 2016, the FASB issued ASU No. 2016-2, Leases (Topic 842), which supersedes the existing lease accounting standards (Topic 840). Under the new guidance, a lessee will be required to recognize lease assets and lease liabilities for all leases with lease terms in excess of twelve months. The recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as either a finance lease or operating lease. The criteria for distinction between a finance lease and an operating lease are substantially similar to existing lease guidance for capital leases and operating leases. Some changes to lessor accounting have been made to conform and align that guidance with the lessee guidance and other areas within GAAP, such as Revenue from Contracts with Customers (Topic 606). In July 2018, the FASB provided an optional transition method of adoption, permitting entities to recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption as opposed to the beginning of the earliest period presented in the financial statements. ASU 2016-2 becomes effective for the Company in the first quarter of fiscal 2020. The Company will adopt using the optional transition method. The Company is implementing new lease accounting software and is designing new processes and internal controls. The Company continues to evaluate the standard, but has not quantified the impact of adoption on its financial statements.
In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which provides amendments to simplify several aspects of the accounting for share-based payment transactions. Among other requirements in the new standard, the ASU requires that an entity- (i) recognize excess tax benefits and deficiencies related to employee share-based payment transactions in the provision for income taxes, instead

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

of in equity; (ii) classify excess tax benefits as an operating activity on the statement of cash flows, instead of the previous classification as a financing activity; (iii) classify all cash payments made to taxing authorities on the employees’ behalf for withheld shares as financing activities on the statement of cash flows; and (iv) make a policy election either to estimate expected forfeitures or to account for them as they occur. The Company adopted the ASU prospectively in the first quarter of fiscal 2018. As a result, for the year ended February 2, 2018, the Company recognized a $22 million tax benefit, which is included in the provision for income taxes on the consolidated statements of income and comprehensive income and as an operating activity in the consolidated statement of cash flows. The amendments were applied prospectively and therefore, prior periods have not been adjusted and there was no impact to beginning retained earnings. The Company will continue to classify cash paid for tax withholding purposes as a financing activity in the statement of cash flows and to estimate forfeitures rather than account for them as they occur.
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires that restricted cash be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company early adopted this new standard during the first quarter of fiscal 2018, which resulted in a $6 million increase to net cash used in investing activities for the year ended February 3, 2017. A reconciliation of cash, cash equivalents and restricted cash for each period presented is provided above under the heading “Cash, Cash Equivalents and Restricted Cash.”
In February 2018, the FASB issued ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (Topic 220), which allows a reclassification from accumulated other comprehensive income (AOCI) to retained earnings for the deferred taxes previously recorded in AOCI that exceed the current federal tax rate of 21% resulting from the newly enacted corporate tax rate resulting from the Tax Act. The Company early adopted the provisions of the standard in the fourth quarter of fiscal 2018 and reclassified deferred taxes recorded in AOCI in excess of the newly enacted corporate tax rate to retained earnings, which affects only the period that the effects related to the Tax Act are recognized. The effect of adopting the ASU resulted in a decrease to retained earnings and corresponding increase to AOCI of $1 million, at February 2, 2018.
In August 2018, the FASB issued ASU No. 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715- 20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans, which modifies the disclosure requirements for the defined benefit pension plans and other postretirement plans. ASU 2018-14 becomes effective for the Company in the first quarter of fiscal 2022 and is required to be adopted retrospectively. Early adoption is permitted. The Company early adopted the provisions of the standard in the fourth quarter of fiscal 2019 which did not result in a material impact to its financial statements.
In August 2018, the FASB issued ASU No. 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the capitalization requirements for implementation costs incurred in a hosting arrangement that is a service contract with the existing capitalization requirements for implementation costs incurred to develop or obtain internal-use software (Subtopic 350-40). ASU 2018-15 becomes effective for the Company in the first quarter of fiscal 2021 and may be adopted either retrospectively or prospectively. Early adoption is permitted. The Company is currently evaluating the impact of adoption of this standard on its financial statements.
Other Accounting Standards Updates effective after February 1, 2019 are not expected to have a material effect on the Company’s financial statements.
Note 2—Earnings Per Share, Share Repurchases and Dividends:
Earnings per Share (EPS)
Basic EPS is computed by dividing net income by the basic weighted average number of shares outstanding. Diluted EPS is computed similarly to basic EPS, except the weighted average number of shares outstanding is increased to include the dilutive effect of outstanding stock options and other stock-based awards.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the weighted average number of shares outstanding used to compute basic and diluted EPS was:

	Year Ended
	February 1, 2019	February 2, 2018	February 3, 2017
	(in millions)
Basic weighted-average number of shares outstanding	43.4	43.3	44.5
Dilutive common share equivalents - stock options and other stock-based awards	0.7	1.2	1.4
Diluted weighted-average number of shares outstanding	44.1	44.5	45.9

The following stock-based awards were excluded from the weighted average number of shares outstanding used to compute diluted EPS:

	Year Ended
	February 1, 2019	February 2, 2018	February 3, 2017
	(in millions)
Antidilutive stock options excluded	0.2	0.2	0.2
Share Repurchases
The Company may repurchase shares in accordance with established repurchase plans. The Company retires its common stock upon repurchase with the excess over par value allocated to additional paid-in capital. The Company has not made any material purchases of common stock other than in connection with established share repurchase plans. On December 15, 2016, the number of shares of our common stock that may be repurchased under our existing repurchase plan, previously announced in October 2013, was increased by approximately 3.3 million shares, bringing the total authorized shares to be repurchased under the plan to approximately 11.8 million shares. As of February 1, 2019, the Company has repurchased approximately 9.6 million shares of common stock under the plan. Subsequent to the end of fiscal 2019, the number of shares that may be repurchased increased by approximately 4.6 million shares, bringing the total authorized shares to be repurchased under the plan to approximately 16.4 million shares.
Dividends
The Company declared and paid quarterly dividends of $0.31 per share every quarter for the years presented. Total dividends declared and paid were $1.24 per share during each of fiscal year 2019, 2018 and 2017.
On March 27, 2019, the Company’s Board of Directors declared a cash dividend of $0.37 per share of the Company’s common stock payable on April 26, 2019 to stockholders of record on April 12, 2019.
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
Contract fulfillment costs are expensed as incurred except for certain costs incurred for transition, set-up or other fulfillment activities, which are capitalized and amortized on a straight-line basis over the expected period of benefit, which generally includes the base contract period of performance and anticipated renewal periods. The Company provides for anticipated losses on contracts with the U.S. government by recording an expense for the total expected loss during the period in which the losses are first determined.
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
Aggregate changes in these estimates recognized in operating income were:

	Year Ended
	February 1, 2019	February 2, 2018	February 3, 2017
	(in millions, except per share amounts)
Favorable adjustments	$30	$27	$42
Unfavorable adjustments	(13)	(30)	(20)
Net (unfavorable) favorable adjustments	17	(3)	22
Income tax effect	(4)	1	(7)
Net (unfavorable) favorable adjustments, after tax	13	(2)	15
Basic EPS impact	$0.29	$(0.05)	$0.34
Diluted EPS impact	$0.29	$(0.04)	$0.33
In addition, revenues were $8 million higher for the twelve months ended February 1, 2019, due to net revenue recognized from performance obligations satisfied in prior periods.
Disaggregation of Revenues
The Company's revenues are generated primarily from long-term contracts with the U.S. government including subcontracts with other contractors engaged in work for the U.S. government. The Company disaggregates revenues by customer, contract-type and prime vs. subcontractor to the federal government.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Disaggregated revenues by customer was as follows:

Year Ended
February 1, 2019
(in millions)
Department of Defense	$2,805
Other federal government agencies	1,707
Commercial, state and local	147
Total	$4,659
Disaggregated revenues by contract-type was as follows:

Year Ended
February 1, 2019
(in millions)
Cost reimbursement	$2,306
Time and materials (T&M)	1,086
Firm-fixed price (FFP)	1,267
Total	$4,659
Disaggregated revenues by prime vs. subcontractor was as follows:

Year Ended
February 1, 2019
(in millions)
Prime contractor to federal government	$4,178
Subcontractor to federal government	334
Other	147
Total	$4,659
Contract Balances
Timing of revenue recognition may differ from the timing of billing and cash receipts from customers. Amounts are invoiced as work progresses, typically biweekly or monthly in arrears, or upon achievement of contractual milestones. We record a contract asset when revenue is recognized prior to invoicing, or a contract liability when cash is received in advance of recognizing revenue. A contract asset is a right to consideration that is conditional upon factors other than the passage of time. Contract assets include unbillable receivables and contract retentions, but exclude billed and billable receivables. Billed and billable receivables are rights to consideration which are unconditional other than to the passage of time. Contract liabilities include customer advances, billings in excess of revenues and deferred revenue. Contract assets and liabilities are recorded net on a contract-by-contract basis and are generally classified as current based on our contract operating cycle. Deferred revenue attributable to long-term contract material renewal options may be classified as non-current when the option renewal period will not occur within one year of the balance sheet date.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Contract balances for the periods presented were as follows:

	Balance Sheet line item	February 1, 2019	February 3, 2018(1)
		(in millions)
Billed and billable receivables, net(2)	Receivables, net	$740	$515
Contract assets - unbillable receivables	Receivables, net	310	158
Contract assets - contract retentions	Other assets	13	11
Contract liabilities - current	Other accrued liabilities	34	15
Contract liabilities - non-current	Other long-term liabilities	$6	$1

(1)	Includes the cumulative effect of the changes made to the Company's opening balance sheet at February 3, 2018 from the modified retrospective adoption of ASC 606.

(2)	Net of allowance for doubtful accounts of $2 million and $1 million as of February 1, 2019 and February 3, 2018, respectively.
The changes in the Company's contract assets and contract liabilities during the current period primarily results from the acquisition of Engility in fiscal 2019 and timing differences between the Company's performance, invoicing and customer payments. During the twelve months ended February 1, 2019, the Company recognized revenues of $10 million relating to amounts that were included in the opening balance of contract liabilities as of February 3, 2018.
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
Deferred costs for the periods presented were as follows:

	Balance Sheet line item	February 1, 2019	February 3, 2018(1)
		(in millions)
Pre-contract costs	Other current assets	$1	$1
Fulfillment costs - current	Other current assets	—	3
Fulfillment costs - non-current	Other assets	$13	$—

(1)	Includes the cumulative effect of the changes made to the Company's opening balance sheet at February 3, 2018 from the modified retrospective adoption of ASC 606.
Pre-contract costs of $15 million were expensed during the twelve months ended February 1, 2019, which includes $10 million for a contract that was not awarded. Fulfillment costs of $5 million were amortized during the twelve months ended February 1, 2019.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Remaining Performance Obligations
As of February 1, 2019, the Company had $3.8 billion of remaining performance obligations. Remaining performance obligations exclude any variable consideration that is allocated entirely to unsatisfied performance obligations on our supply chain contracts. The Company expects to recognize revenue on approximately 80% of the remaining performance obligations over the next 12 months and approximately 90% over the next 24 months, with the remaining recognized thereafter.

Note 4 —Engility Acquisition:
On January 14, 2019, the Company completed the acquisition of Engility Holdings, Inc., a leading provider of integrated solutions and services supporting U.S. government customers in the defense, federal civilian, and intelligence and space communities. This strategic acquisition enables greater market and customer access, particularly in the intelligence and space communities, and enhances the Company's portfolio of capabilities, particularly in the area of systems engineering and integration. The acquisition enables acceleration of revenue growth through increased market and customer access, increased investment capacity, addition of cleared personnel and strategic alignment with key customers. The acquisition also enables increased profitability and cash generation with an improved margin profile and greater financial flexibility for investment and capital deployment.
The acquisition was funded through a combination of SAIC common stock and additional borrowings. At the effective time of the acquisition, each outstanding share of Engility common stock was automatically canceled and converted into the right to receive 0.45 shares of the SAIC common stock. The Company amended its existing credit agreement to provide for a new five-year senior secured $1.1 billion term loan facility, as discussed in Note 10. SAIC borrowed the entire amount of the term loan facility, the proceeds of which were immediately used to repay Engility’s existing credit facility and outstanding notes and to pay fees and expenses associated with the acquisition, with the balance retained by SAIC to be used for general corporate purposes.
The purchase consideration for the acquisition of Engility was as follows:

(in millions)
Common stock issued to Engility shareholders(1)	$1,086
Converted vesting stock awards assumed(2)	22
Cash consideration paid to extinguish Engility outstanding debt	1,052
Purchase price	$2,160

(1)
Represents approximately 16.8 million new shares of SAIC common stock issued to Engility shareholders prior to the market opening on January 14, 2019, using the SAIC share price of $65.03 at the close of business on January 11, 2019.

(2)	Represents the fair value of the converted vesting stock awards assumed attributable to pre-acquisition service. See Note 7.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The purchase price was allocated, on a preliminary basis, among assets acquired and liabilities assumed at fair value on the acquisition date, January 14, 2019, based on the best available information, with the excess purchase price recorded as goodwill. As of February 1, 2019, the Company had not finalized the determination of fair values allocated to various assets and liabilities, including, but not limited to, receivables, other current assets, deferred tax assets, property, plant, and equipment, other accrued liabilities and goodwill. The allocation of the purchase price is subject to change as the Company continues to obtain and assess relevant information that existed as of the acquisition date, including but not limited to, information pertaining to Engility’s historical government compliance accounting practices, legal proceedings, reserves, income taxes, contracts with customers, and pre-acquisition contingencies. The Company expects to have sufficient information available to resolve these items by the fourth quarter of fiscal 2020, which could potentially result in changes in assets or liabilities on Engility’s opening balance sheet and an adjustment to goodwill. The purchase accounting entries were recorded on a preliminary basis as follows:

(in millions)
Cash and cash equivalents	$51
Receivables	351
Inventories	5
Prepaid expenses	5
Other current assets	15
Property, plant, and equipment	39
Deferred tax assets	91
Other assets	7
Intangible assets	648
Goodwill	1,257
Total assets acquired	2,469
Accounts payable	115
Accrued payroll and other employee benefits	30
Accrued vacation	39
Other accrued liabilities	58
Other long-term liabilities	54
Total liabilities assumed	296
Non-controlling interest	13
Net assets acquired	$2,160
Amount of tax deductible goodwill	$441
Goodwill represents intellectual capital and an acquired assembled work force. The Company inherited Engility’s historical tax basis in deductible goodwill, certain other intangible assets, and net operating loss carryforwards.
The following table summarizes the fair value of intangible assets and the related weighted average useful lives:

	Amount	Weighted-Average Amortization Period
	(in millions)	(in years)
Backlog	$30	1
Developed technology	2	10
Customer relationships	616	14
Total intangible assets	$648	13

The backlog intangible asset is comprised solely of funded backlog as of the acquisition date. The customer relationships intangible asset consists of unfunded backlog as of the acquisition date and estimated future

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
The developed technology asset was valued using the relief from royalty method (income approach) in which the value is derived by estimation of the after-tax royalty savings attributable to owning the assets. Assumptions in this analysis included projections of revenues, royalty rates representing costs avoided due to ownership of the assets, discount rates, a tax amortization benefit, and future obsolescence of the technology.
The Company incurred $118 million in costs associated with the acquisition and integration of Engility. The Company incurred $63 million in acquisition-related costs, including $31 million of debt issue costs, see Note 10, and $2 million in stock issue costs for fiscal 2019. During fiscal 2019, the Company recognized acquisition-related costs of $31 million and integration-related costs of $55 million, primarily for strategic consulting services, employee termination costs, including severance and the acceleration of assumed vesting stock awards, and other non-recurring integration-related costs, which are presented together as acquisition and integration costs of $86 million on the consolidated statements of income.
The amount of Engility's revenue included in the consolidated statements of income for fiscal 2019 was $98 million and the amount of net loss included in the consolidated statements of income for fiscal 2019 was $19 million, which includes $32 million of integration-related costs.
The following unaudited pro forma financial information presents the combined results of operations for Engility and the Company for the year ended February 1, 2019 and February 2, 2018, respectively:

	Year Ended
	February 1, 2019	February 2, 2018
	(in millions, except per share amounts)
Revenues	$6,426	$6,352
Net income attributable to common stockholders	$260	$140

The unaudited pro forma, combined financial information presented above has been prepared from historical financial statements that have been adjusted to give effect to the acquisition of Engility as though it had occurred on February 4, 2017. They include adjustments for intangible asset amortization; interest expense and debt issuance costs on long-term debt; acquisition, integration, and other transaction costs; and the elimination of intercompany revenue and costs.
Note 5—Goodwill and Intangible Assets:
Goodwill
Goodwill had a carrying value of $2,120 million and $863 million as of February 1, 2019 and February 2, 2018, respectively. Goodwill increased by $1,257 million during fiscal 2019 due to the acquisition of Engility. There were no impairments of goodwill during the periods presented.
Intangible Assets
Intangible assets, all of which were finite-lived, consisted of the following:

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	February 1, 2019			February 2, 2018
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
	(in millions)
Customer relationships	$850	$(78)	$772	$234	$(55)	$179
Backlog	30	(1)	29	—	—	—
Developed technology	2	—	2	—	—	—
Total intangible assets	$882	$(79)	$803	$234	$(55)	$179
Amortization expense related to intangible assets was $24 million, $21 million and $26 million for fiscal 2019, 2018 and 2017, respectively. There were no intangible asset impairment losses during the periods presented.
The estimated annual amortization expense related to intangible assets as of February 1, 2019 is as follows:

Fiscal Year Ending	(in millions)
2020	$94
2021	64
2022	64
2023	65
2024	63
Thereafter	453
Total	$803
Actual amortization expense in future periods could differ from these estimates as a result of future acquisitions, divestitures, impairments and other factors.
Note 6—Property, Plant, and Equipment:
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
Depreciation and amortization is recognized using the methods and estimated useful lives as follows:

	Depreciation or amortization method	Estimated useful lives (in years)	February 1, 2019	February 2, 2018
			(in millions)
Computer equipment	Straight-line or declining balance	3-10	$90	$75
Capitalized software and software licenses	Straight-line or declining balance	3-10	61	58
Leasehold improvements	Straight-line	Shorter of lease term or 10	81	53
Office furniture and fixtures	Straight-line or declining balance	3-10	19	11
Buildings and improvements	Straight-line	40	7	7
Construction in process			3	—
Land			1	—
Property, plant, and equipment			262	204
Accumulated depreciation and amortization			(159)	(143)
Property, plant, and equipment, net			$103	$61

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Depreciation and amortization expense for property, plant, and equipment was $23 million, $23 million and $24 million in fiscal 2019, 2018 and 2017, respectively.
Note 7—Stock-Based Compensation:
Engility Acquisition Assumed Awards
Upon the acquisition of Engility, all Engility outstanding and unvested equity awards were converted into SAIC vesting stock awards using the same exchange ratio as Engility’s common shareholders (0.45 SAIC share per Engility share). The Company assumed approximately 642,000 converted vesting stock awards with a fair value of $65.03 per share for a total of $42 million, which was bifurcated between pre- and post-combination periods of service in the amount of $22 million and $20 million, respectively. The amount attributable to the pre-combination service period is included in the purchase consideration of Engility. The remaining $20 million attributable to the post-combination service period will be recognized as post-combination service expense over the remaining vesting periods of the underlying awards. During fiscal 2019, subsequent to the acquisition, the Company completed certain integration activities that accelerated the recognition of $14 million of the post-combination service period expense, which has been included in the amounts reported within acquisition and integration costs on the consolidated statements of income.
Plan Summaries
Certain of the Company’s employees participate in the following four stock-based compensation plans: “2013 Equity Incentive Plan” (EIP), “Management Stock Compensation Plan,” “Employee Stock Purchase Plan” (ESPP), and the "2012 Long Term Performance Plan" (LTPP) for Engility assumed awards, which are herein referred to together as the “Plans.” The Company issues new shares on the vesting of stock awards or exercise of stock options under these Plans.
The EIP provides the Company’s employees and directors the opportunity to receive various types of stock-based compensation and cash awards. The terms of the stock-based awards granted to employees and directors are the same, except that those for directors cliff vest within one year of the grant date. As of February 1, 2019, the Company has outstanding stock options, vested and vesting stock awards, and performance share awards under this plan. Vesting stock awards and stock options granted under the EIP prior to fiscal 2015 generally vest or become exercisable 20%, 20%, 20%, and 40% after one, two, three and four years, respectively. Stock options granted under the EIP in fiscal 2015 and thereafter generally become exercisable 33%, 33%, and 33% after one, two and three years, respectively, while vesting stock awards granted in fiscal 2015 and thereafter generally vest 25%, 25%, 25% and 25% after one, two, three and four years, respectively. The maximum contractual term for stock options granted under the EIP is ten years, but historically the Company has granted stock options with a seven-year contractual term. Vesting may be accelerated for employees meeting retirement eligibility conditions. Stock-based awards generally provide for accelerated vesting if there is a change in control (as defined in the EIP). Vesting stock awards and performance share awards have forfeitable rights to dividends. In June 2014, the EIP was amended and restated to increase the total authorized shares of common stock for issuance under the EIP from 5.7 million to 8.5 million.
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
The Management Stock Compensation Plan provides for awards in share units to eligible employees. Benefits from these plans are payable in shares of the Company’s stock that are held in a trust for the purpose of funding benefit payments to the participants. During fiscal 2017 all remaining outstanding awards in the Management Stock Compensation Plan vested. The Board of Directors may at any time amend or terminate the Management Stock Compensation Plan. In the event of a change in control of the Company (as defined by the Management Stock

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Compensation Plan), participant accounts will be immediately distributed, otherwise will generally be distributed upon retirement, based on the participant’s payout election, or upon termination. The Management Stock Compensation Plan does not provide for a maximum number of shares available for future issuance.
The Company’s ESPP allows eligible employees to purchase shares of the Company’s stock at a discount of up to 15% of the fair market value on the date of purchase. During the three years ended February 1, 2019, the discount was 5% of the fair market value on the date of purchase for purchases made under the Company’s ESPP, thereby resulting in the ESPP being non-compensatory. As of February 1, 2019, 3.4 million shares of the Company’s stock are authorized for issuance under the ESPP.
The LTPP provides certain employees of the Company the opportunity to receive various types of stock-based compensation awards. As of February 1, 2019, the Company has vesting stock awards assumed from the Engility acquisition under this plan. These remaining outstanding vesting stock awards assumed under the LTPP will continue to vest under their original vesting schedule, when granted by Engility prior to the acquisition, and generally cliff vest at the end of the third fiscal year following the grant date. Vesting may be accelerated for employees meeting retirement eligibility conditions. Vesting stock awards under the LTPP have forfeitable rights to dividends.

Expense and Related Tax Benefits Recognized
Stock-based compensation expense and related tax benefits recognized under the Plans were:

	Year Ended
	February 1, 2019	February 2, 2018	February 3, 2017
	(in millions)
Stock-based compensation expense:
Stock options	$3	$3	$4
Vesting stock awards	37	21	24
Performance share awards	5	3	3
Total stock-based compensation expense	$45	$27	$31
Tax benefits recognized from stock-based compensation	$20	$32	$12
Stock Options
Stock options are granted with their exercise price equal to the closing market price of the Company’s stock on the last trading day preceding the grant date, except for those stock options outstanding as of September 27, 2013, for which the exercise prices (and number of stock options) were adjusted for the conversion at separation.
Stock option activity for the year ended February 1, 2019 was:

	Shares of stocks under stock options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
	(in millions)		(in years)	(in millions)
Outstanding at February 2, 2018	1.4	$43.07	3.5	$46
Options granted	0.1	85.62
Options forfeited or expired	—	—
Options exercised	(0.4)	32.78
Outstanding at February 1, 2019	1.1	$53.67	3.6	$18
Options exercisable at February 1, 2019	0.8	$45.78	2.8	$17
Vested and expected to vest as of February 1, 2019	1.0	$53.43	3.5	$18

As of February 1, 2019 there was $2 million of unrecognized compensation cost, net of estimated forfeitures, related to stock options, which is expected to be recognized over a weighted average period of 0.9 years.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes activity related to exercises of stock options:

	Year Ended
	February 1, 2019	February 2, 2018	February 3, 2017
	(in millions)
Cash received from exercises of stock options	$—	$—	$—
Stock exchanged at fair value upon exercises of stock options	$1	$1	$3
Tax benefits from exercises of stock options	$7	$8	$8
Total intrinsic value of options exercised	$24	$22	$21

The fair value of stock option awards granted under the Company’s plan were valued using the Black-Scholes option-pricing model based on the following assumptions:
Expected Term--For options granted during fiscal 2019, the expected term was calculated from the Company's historical data using the midpoint method. For options granted prior to fiscal 2019, the expected term was calculated using the U.S. Security and Exchange Commission’s “simplified method” as the midpoint between the vesting term and contractual term.
Expected Volatility--For options granted in fiscal 2017 and after, the expected volatility is based on the historical volatility of the Company since the separation from former Parent. For options granted during fiscal 2016 and prior, the expected volatility is based on the volatilities of selected peer group companies over a period consistent with the expected term. Peer group companies were selected from companies within the Company’s industry that most closely match the Company’s business, including size, capital structure and customer base.
Risk-Free Interest Rate--The risk-free interest rate is based on the yield curve of a zero-coupon U.S. Treasury bond with a maturity equal to the expected term of the stock option on the date of grant.
Dividend Yield--The dividend yield assumed over the expected term of the option is calculated based on the most recently announced dividend as of the grant date.
The weighted average grant date fair value and assumptions used to determine the fair value of stock options granted for the periods presented were:

	Year Ended
	February 1, 2019	February 2, 2018	February 3, 2017
Weighted average grant-date fair value	$19.48	$16.34	$10.20
Expected term (in years)	4.0	4.4	4.4
Expected volatility	29.0%	28.2%	28.9%
Risk-free interest rate	2.5%	1.7%	1.2%
Dividend yield	1.6%	1.5%	2.7%

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Vesting Stock Awards
Vesting stock award activity for the year ended February 1, 2019 was:

	Shares of stock under stock awards	Weighted average grant date fair value
	(in millions)
Unvested February 2, 2018	0.9	$59.93
Awards granted	0.4	84.28
Awards assumed	0.6	65.03
Awards forfeited	(0.1)	72.28
Awards vested	(0.8)	60.36
Unvested February 1, 2019	1.0	$70.76

The grant date fair value of vesting stock awards is based on the closing market price of the Company’s stock on the last trading day preceding the grant date. The weighted average grant date fair value of the vesting stock awards granted for fiscal 2019, fiscal 2018 and fiscal 2017 was $84.28, $72.90 and $53.62, respectively. As of February 1, 2019 there was $37 million of unrecognized compensation cost, net of estimated forfeitures, related to vesting stock awards, which is expected to be recognized over a weighted average period of 1.6 years. The fair value of vesting stock awards that vested in fiscal 2019, fiscal 2018 and fiscal 2017 was $60 million, $58 million and $64 million, respectively.
Performance Share Awards
Performance share award activity for the year ended February 1, 2019 was:

	Shares of stock under performance shares	Weighted average grant date fair value
	(in millions)
Unvested performance shares at February 2, 2018	0.2	$62.96
Performance shares granted	0.1	85.31
Performance shares forfeited	(0.1)	64.62
Performance shares vested	(0.1)	53.34
Performance shares adjustment	—	—
Unvested performance shares at February 1, 2019	0.1	$79.12

The actual number of shares to be issued upon vesting range between 0-150% of the specified target shares. The number of performance shares are presented at 100% of the specified target shares in the table above, except for performance shares that vested and performance shares adjustment. Performance shares vested reflects the number of shares to be issued based on the actual achievement of the performance goals for shares that vested during the period. Performance shares adjustment reflects the increase or decrease in the number of performance shares vested compared to the number of performance shares that would have vested at target. The fair value of performance share awards that vested in fiscal 2019 was $3 million. For unvested performance shares as of February 1, 2019 the Company expects to issue 0.1 million shares of stock in the future based on estimated future achievement of the performance goals. The grant date fair value of the performance share awards granted for fiscal 2019, fiscal 2018, and fiscal 2017 was $85.31, $72.91 and $53.34, respectively. The grant date fair value of performance share awards is based on the closing market price of the Company’s common stock on the last trading day preceding the grant date. As of February 1, 2019 there was $5.7 million of unrecognized compensation cost, net of estimated forfeitures, related to performance share awards, which is expected to be recognized over a weighted average period of 1.7 years.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 8—Retirement Plans:
Defined Contribution Plans
The Company sponsors the Science Applications International Corporation Retirement Plan (a qualified defined contribution 401(k) plan) and an employee stock ownership plan, in which most employees are eligible to participate. Engility sponsors the Engility Master Savings Plan, which is a 401(k) plan in which most employees of Engility are eligible to participate. There are a variety of investment options available under the 401(k) plans, including the Company's stock.
The Science Applications International Corporation Retirement Plan allows eligible participants to contribute a portion of their income through payroll deductions and the Company makes matching company contributions and may also make discretionary contributions. The Company contributions expensed for defined contribution plans were $46 million, $42 million and $48 million in fiscal 2019, 2018 and 2017, respectively.
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
Defined Benefit Plans
In connection with the acquisition of Engility on January 14, 2019, SAIC assumed two defined benefit pension plans sponsored by Engility for certain current and former employees: a Retiree Health Reimbursement Account Plan (RHRA Benefit Plan) and a Defined Benefit Pension Plan (Pension Plan). Membership and participants' calculated pension benefit are frozen in the Pension Plan and membership in the RHRA is frozen.
Based on a valuation analysis, we recognized a $37 million liability on January 14, 2019 for the unfunded status of the Engility pension plans, reflecting projected benefit obligations of $86 million, in excess of the $49 million fair value of plan assets. The Company recognized no gain or loss related to changes in the benefit obligation during fiscal 2019.
Net Periodic Pension Costs
Due to the proximity of the acquisition to our fiscal year end, there was no net periodic benefit costs recognized during the year ended February 1, 2019.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Obligations and Funded Status

	February 1, 2019
	Pension Plan	RHRA Benefit Plan
	(in millions)
Change in benefit obligation:
Benefit obligation at acquisition	$71	$15
Benefit obligation at end of year	$71	$15
Change in plan assets:
Fair value of plan assets at acquisition	49	—
Employer contributions	3	—
Fair value of plan assets at end of year	$52	$—
Unfunded status	$19	$15
Amounts recognized in the consolidated balance sheets consist of:

	February 1, 2019
	Pension Plan	RHRA Benefit Plan
	(in millions)
Other accrued liabilities	$—	$1
Other long-term liabilities	19	14
Net amount recognized	$19	$15
Assumptions
The Company uses the spot rate approach to measure interest costs for pension and postretirement benefits. Under the spot rate approach, the Company uses individual spot rates along the yield curve that correspond with the timing of each benefit payment.
The discount rates represent the estimated rate at which we could effectively settle our pension benefit obligations. In order to estimate this rate for the Pension Plan and the RHRA Benefit Plan, the timing of each benefit payment was matched against the individual spot rates along a yield curve to produce a single discount rate.
The assumed long-term rate of return on plan assets, which is the average return expected on the funds invested or to be invested to provide future benefits to pension plan participants, is determined by an annual review of historical plan assets returns and consultation with outside investment advisers. In selecting the expected long-term rate of return on assets used for the Pension Plan, the Company considered its investment return goals stated in the Pension Plan's investment policy. The Company, with input from the Pension Plan's professional investment managers, also considered the average rate of earnings expected on the funds invested or to be invested to provide Pension Plan benefits. This process included determining expected returns for the various asset classes that comprise the Pension Plan's target asset allocation.
The following assumptions were used to determine the benefit obligations:

	February 1, 2019
	Pension Plan	RHRA Benefit Plan
Discount rate	4.06%	3.82%
Pension Plan Assets
The Company's investment policy includes a periodic review of the Pension Plan's investment in the various asset classes. During 2019, the Company's overall investment strategy is for plan assets to achieve a long-term rate of return of 5.50%, with a wide diversification of asset types, fund strategies and fund managers. The target allocation

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

for the plan assets is 44% in domestic equity securities, 20% international equity, 31% in fixed income securities, and 5% in a liquid cash equivalent option. The risk management practices include regular evaluations of fund managers to ensure the risk assumed is commensurate with the given investment style and objectives. According to the plan's investment policy, performance will be evaluated across all time periods, with a particular emphasis on longer-term returns relative to associated peers and benchmarks.
The fair value measurement of plan asset by category at February 1, 2019 is as follows:

	February 1, 2019
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in millions)
Mutual funds	$49	$49	$—	$—
Guaranteed deposit account	3	—	—	3
Total	$52	$49	$—	$3
Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
Due to the proximity of the acquisition to our fiscal year end, there was no change to the fair value of guaranteed deposits during the year ended February 1, 2019.
Estimated Future Benefit Payments
The following table sets forth the expected timing of benefit payments by fiscal year:

Fiscal Year	Pension Plan	RHRA Benefit Plan	Total
	(in millions)
2020	$5	$1	$6
2021	5	1	6
2022	5	1	6
2023	5	1	6
2024	5	2	7
Five subsequent fiscal years	$24	$8	$32
Note 9—Income Taxes:
Substantially all of the Company’s income before income taxes for the three years ended February 1, 2019 is subject to taxation in the United States. The provision for income taxes for each of the periods presented include the following:

	Year Ended
	February 1, 2019	February 2, 2018	February 3, 2017
	(in millions)
Current:
Federal	$4	$3	$59
State	10	2	12
Deferred:
Federal	17	26	2
State	2	4	(4)
Total	$33	$35	$69

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the provision for income taxes to the amount computed by applying the statutory federal income tax rate to income before income taxes for each of the periods presented follows:

	Year Ended
	February 1, 2019	February 2, 2018	February 3, 2017
	(in millions)
Statutory federal income tax rate(1)	21.0%	33.7%	35.0%
Amount computed at the blended statutory federal income tax rate	$36	$72	$74
State income taxes, net of federal tax benefit	9	8	6
Research and development and other federal credits	(8)	(4)	(9)
Federal income tax reduction per the Tax Act	—	(17)	—
Manufacturer's deduction	—	(1)	(2)
Non-deductible compensation	3	—	—
Non-deductible acquisition costs	3	—	—
Excess tax benefits for stock-based compensation	(9)	(22)	—
Other	(1)	(1)	—
Total	$33	$35	$69
Effective income tax rate	19.4%	16.5%	32.7%

(1)	The statutory federal income tax rate for fiscal 2018 is a blended rate due to the Tax Act. See Note 1.
The effective income tax rate for fiscal 2019 is higher than fiscal 2018 primarily due to smaller excess tax benefits from stock-based compensation, $3 million of tax expense for non-deductible acquisition expenses that only occurred in fiscal 2019 and the higher non-deductible executive compensation in fiscal 2019 as a result from the Tax Act. The one-time Federal income tax rate reduction in fiscal 2018 was largely offset by the benefit of the lower corporate tax rate which applied in fiscal 2019. The effective income tax rate for fiscal 2018 is lower than fiscal 2017 primarily due to $22 million in excess tax benefits recognized in fiscal 2018 as well as a $17 million benefit in fiscal 2018 as a result of the federal rate change from the Tax Act. The excess tax benefits are related to employee share-based compensation as a result of the adoption of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes are recorded for differences in the basis of assets and liabilities for financial reporting purposes and tax reporting purposes. Deferred tax assets (liabilities) were comprised of:

	February 1, 2019	February 2, 2018
	(in millions)
Accrued vacation and bonuses	$27	$18
Accrued liabilities	13	3
Deferred compensation	22	14
Stock awards	11	9
Net operating loss and other carryforwards	138	12
Fixed asset basis differences	3	—
Accumulated other comprehensive loss	5	—
Valuation allowance	(5)	(1)
Total deferred tax assets	214	55
Deferred revenue	(1)	(20)
Fixed asset basis differences	—	(6)
Purchased intangible assets	(159)	(51)
Accumulated other comprehensive income	—	(1)
Total deferred tax liabilities	(160)	(78)
Net deferred tax assets (liabilities)	$54	$(23)

For fiscal 2019, net deferred tax assets of $54 million is presented in other assets on the consolidated balance sheets. For fiscal 2018, net deferred tax liabilities are presented as deferred income taxes on the consolidated balance sheets. Deferred tax assets for both periods presented include state tax credit carryforwards for which the Company has set up a valuation allowance.
The changes in the unrecognized tax benefits, excluding accrued interest and penalties, were:

	Year Ended
	February 1, 2019	February 2, 2018	February 3, 2017
	(in millions)
Unrecognized tax benefits at beginning of the year	$7	$5	$—
Additions for acquired unrecognized tax benefits	3	—	—
Additions for tax positions related to prior years	1	1	2
Additions for tax positions related to the current year	2	1	3
Unrecognized tax benefits at end of the year	$13	$7	$5
Unrecognized tax benefits that, if recognized, would affect the effective income tax rate	$9	$7	$5
We believe it is reasonably possible that $2 million to $4 million of unrecognized tax benefits will reverse in the next 12 months due to the resolution of a tax authority examination and approximately $4 million as a result of statute of limitations expiration, along with associated interest and penalties.
For the periods presented, there was not a material amount of current year interest and penalties recognized in the consolidated balance sheets and statements of income and comprehensive income. Tax interest and tax penalties, if any, would be included in income tax expense.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Beginning with fiscal 2014, the Company has filed income tax returns in the U.S. and various state jurisdictions, which may be subject to routine compliance reviews by the Internal Revenue Service ("IRS") and other taxing authorities. While the Company believes it has adequate accruals for uncertain tax positions, the tax authorities may determine that the Company owes taxes in excess of recorded accruals or the recorded accruals may be in excess of the final settlement amounts agreed to by tax authorities. The Company’s tax returns for fiscal years 2016 through 2018 remain subject to examination by the IRS and various other tax jurisdictions. The Company is currently under examination by the IRS for fiscal years 2016 and 2017. The Company is not responsible for any tax items on operations before the separation except for Scitor’s tax returns that remain subject to examination by the IRS and various other tax jurisdictions from 2005 through the acquisition. The Company is also subject to examination for the returns of Engility from calendar year 2015 through the short pre-acquisition period ended January 13, 2019. The Company is responsible for any tax items on operations before acquisition for Engility.
In fiscal 2016, the Company acquired all of Scitor’s stock in a transaction taxable to the selling shareholders. The Company inherited Scitor’s historical tax basis in deductible goodwill, certain other intangible assets, and operating loss carryforwards. At the date of the acquisition, the tax deductible goodwill was $136 million and the tax deductible identified intangible assets were $163 million. The Company inherited a federal and state net operating loss of $90 million subject to Internal Revenue Code Section 382 limitations. The Company expects to utilize these losses completely by fiscal 2020. The net operating losses will begin to expire in fiscal 2027.
In fiscal year 2019, the Company acquired all of Engility’s stock in a tax free transaction to the selling shareholders. The Company inherited Engility’s historical tax basis in deductible goodwill, certain other intangible assets, and operating loss carryforwards. At the date of the acquisition, the tax deductible goodwill was $441 million and the tax deductible identified intangible assets were $255 million. The Company inherited a federal net operating loss of $483 million subject to Internal Revenue Code Section 382 limitations. The Company expects to utilize these losses completely by fiscal 2036. The net operating losses will begin to expire in fiscal 2029. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the Code), if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as its adjusted tax basis in its amortizable goodwill, to offset its post-change income and taxes may be limited. Such an ownership change occurred during the acquisition of Engility and, as a result of these limitations, $3 million of tax credit carryforwards were eliminated in purchase accounting.
The Company has approximately $30 million of state loss carryforwards and approximately $9 million of state credit carryforwards that will begin to expire in fiscal 2026. The valuation allowance shown above relates to these state carryforwards.
Note 10—Debt Obligations:
The Company’s long-term debt as of the periods presented was as follows:

	February 1, 2019					February 2, 2018
	Stated interest rate	Effective interest rate	Principal	Unamortized Debt Issuance Costs	Net	Principal	Unamortized Debt Issuance Costs	Net
			(in millions)
Term Loan A Facility due October 2023	4.00%	4.33%	$1,068	$(14)	$1,054	$—	$—	$—
Term Loan A Facility due August 2021			—	—	—	635	(2)	633
Term Loan B Facility due October 2025	4.25%	4.46%	1,047	(12)	1,035	—	—	—
Term Loan B Facility due May 2022			—	—	—	400	(9)	391
Total long-term debt			$2,115	$(26)	$2,089	$1,035	$(11)	$1,024
Less current portion			24	—	24	41	—	41
Total long-term debt, net of current portion			$2,091	$(26)	$2,065	$994	$(11)	$983

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of February 1, 2019, the Company has a $2.5 billion credit facility (the Credit Facility) consisting of a $400 million secured Revolving Credit Facility due October 2023, a $1,068 million secured Term Loan A Facility due October 2023, and a $1,047 million secured Term Loan B Facility due October 2025 (together, the Term Loan Facilities). There is no balance outstanding on the Revolving Credit Facility due October 2023 as of February 1, 2019. Any obligations under the Credit Facility are secured by liens on substantially all of the assets of the Company and its subsidiaries.
As of February 2, 2018, the Company had a $1.2 billion credit facility consisting of a $200 million secured Revolving Credit Facility due August 2021, a $635 million secured Term Loan A Facility due August 2021, and a $400 million secured Term Loan B Facility due May 2022 under the First Amendment to the Second Amended and Restated Credit Agreement (First Amendment).
On February 7, 2018, the Company executed the Second Amendment to the Second Amended and Restated Credit Agreement (Second Amendment) reducing the interest rate margins by 0.25%, 0.50%, and 0.25%, across all leverage ratios for the Term Loan A Facility due August 2021, the Term Loan B Facility due May 2022, and the Revolving Credit Facility due August 2021, respectively. Effective upon execution of the Second Amendment, the applicable margin with respect to the Term Loan A Facility due August 2021 and borrowings under the Revolving Credit Facility due August 2021 ranged from 1.25% to 2.00% for Eurocurrency Rate loans, and 0.25% to 1.00% for Base Rate loans. Under the Second Amendment, interest rate margins for the Term Loan B Facility due May 2022 were 2.00%, subject to a 0.75% floor for Eurocurrency Rate loans, or 1.00% for Base Rate loans. The Company incurred and paid $2 million in fees associated with the Second Amendment, including $1 million of deferred financing fees.
On October 31, 2018, the Company entered into the Third Amended and Restated Credit Agreement (Third Amended Credit Agreement) in anticipation of the acquisition of Engility (see Note 4). The Third Amended Credit Agreement, among other things, provided for and permitted: 1) the acquisition of Engility; 2) the establishment of a senior secured Term Loan B Facility due October 2025 in the amount of $1.1 billion; 3) the establishment of a senior secured Term Loan A Facility Commitment due October 2023 in the amount of $1.1 billion; 4) an increase to the existing $200 million Revolving Credit Facility by an additional $200 million upon the effectiveness of the acquisition of Engility; and, 5) an extension to the term of the Revolving Credit Facility to October 2023.
The Term Loan B Facility due October 2025 was funded in full in October 2018 and the proceeds were used to repay all indebtedness outstanding under the Second Amendment and related expenses.
On January 14, 2019, in connection with the acquisition of Engility, the Company funded the Term Loan A Facility in the amount of $1.1 billion and increased the existing Revolving Credit Facility to $400 million. The proceeds were used to partially finance the acquisition of Engility and for general corporate purposes.
The Company incurred $31 million of debt issue costs associated with the Third Amended Credit Agreement. The Company recognized $5 million in expenses associated with the Third Amended Credit Agreement, which is included in interest expense and includes a $4 million loss on extinguishment of debt. The Company deferred $26 million in financing fees that are amortized to interest expense utilizing the effective interest method.
Borrowings under the Term Loan A Facility due October 2023 will amortize quarterly beginning on January 31, 2020 at 1.25% of the original borrowed amount thereunder, with such quarterly amortization payments increasing to 1.875% on January 31, 2021 and then to 2.50% on January 31, 2022. The Term Loan B Facility due October 2025 will amortize quarterly at 0.25% of the original borrowed amount beginning on January 31, 2019.
Beginning with SAIC’s fiscal year ending on or about January 31, 2020, the scheduled principal repayments for the Term Loan A and Term Loan B facilities may be further reduced or eliminated by annual mandatory prepayments of a portion of SAIC’s Excess Cash Flow (as defined in the Third Amended Credit Agreement). Mandatory principal prepayments are allocated to Term Loan A and Term Loan B facilities on a pro rata basis and reduce the remaining scheduled principal installments for each facility. Voluntary principal prepayments may be applied to either or both loans at the Company’s direction. The Company made no voluntary principal prepayments during fiscal 2019. Subsequent to the end of fiscal 2019, the Company made $150 million of voluntary principal prepayments on the Term Loan A Facility due October 2023.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Borrowings under the Third Amended Credit Agreement bear interest at a variable rate of interest based on LIBOR or a Base Rate, plus in each case an applicable margin. Applicable margins with respect to borrowings under the Term Loan B Facility due October 2025 are 1.75% for LIBOR loans and 0.75% for Base Rate loans. Applicable margins with respect to borrowings under the Term Loan A Facility due October 2023 and the Revolving Credit Facility due October 2023 range from 1.25% to 2.00% for LIBOR loans and 0.25% to 1.00% for Base Rate loans, in each case based on the then applicable Leverage Ratio (as defined in the Third Amended Credit Agreement). The Company also pays a commitment fee with respect to undrawn amounts under the Revolving Credit Facility due October 2023 ranging from 0.20% to 0.35%.
The Third Amended Credit Agreement contains certain restrictive covenants applicable to the Company and its subsidiaries including a requirement to maintain a Senior Secured Leverage Ratio (as defined in the Third Amended Credit Agreement) of not greater than 3.75 to 1.00 until the effectiveness of the acquisition, not greater than 4.50 to 1.00 upon the effectiveness of the acquisition and for the succeeding six fiscal quarters, and not greater than 4.00 to 1.00 thereafter, unless a Permitted Acquisition (as defined in the Third Amended Credit Agreement) occurs in which case not greater than 4.25 to 1.00 for three consecutive quarters following such a transaction. As of February 1, 2019, the Company was in compliance with the covenants under the Third Amended Credit Agreement.
Maturities of long-term debt as of February 1, 2019 are:

Fiscal Year Ending	Total
(in millions)
2020	$24
2021	70
2022	68
2023	147
2024	811
Thereafter	995
Total principal payments	$2,115
As of February 1, 2019 and February 2, 2018, the carrying value of the Company’s outstanding debt obligations approximated its fair value. The fair value of long-term debt is calculated using Level 2 inputs, based on interest rates available for debt with terms and maturities similar to the Company’s Term Loan Facilities.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 11—Derivative Instruments Designated as Cash Flow Hedges:
The Company’s derivative instruments designated as cash flow hedges consist of:

					Asset (Liability) Fair Value(1) at
	Notional Amount at February 1, 2019	Pay Fixed Rate	Receive Variable Rate	Settlement and Termination	February 1, 2019	February 2, 2018
	(in millions)				(in millions)
Interest rate swaps #1	$—	1.41%	1-month LIBOR	Monthly through September 26, 2018	$—	$1
Interest rate swaps #2(2)	—	1.88%	3-month LIBOR(3)	Quarterly through May 7, 2020 (2)	—	4
Interest rate swaps #3(4)	353	2.78%	1-month LIBOR	Monthly through July 30, 2021	(2)	—
Interest rate swaps #4(5)	500	3.07%	1-month LIBOR	Monthly through October 31, 2025	(21)	—
Interest rate swaps #5(6)	500	2.49%	1-month LIBOR	Monthly through October 31, 2023	(1)	—
Total	$1,353				$(24)	$5

(1)
The fair value of the fixed interest rate swaps asset is included in other assets on the consolidated balance sheets. The fair value of the fixed interest rate swaps liability is included in other accrued liabilities on the consolidated balance sheets.

(2)
On October 31, 2018, the Company exited its Term loan interest rate swaps #2 and discontinued hedge accounting. The Company received cash proceeds of $6 million upon the early settlement. The $6 million of deferred gains in accumulated other comprehensive loss will be reclassified into interest expense over the original contractual term of the interest rate swaps, which has a maturity date of May 7, 2020.

(3)	Subject to a 0.75% floor.

(4)
On June 12, 2018, the Company executed forward-starting fixed interest rate swaps that hedge the variability in interest payments on an initial aggregate notional amount of $365 million of floating rate debt. The tenor of these swaps began on September 26, 2018. The Company has designated, and will account for, these fixed interest rate swaps as cash flow hedges.

(5)
On October 31, 2018, the Company executed fixed interest rate swaps that hedge the variability in interest payments on an initial aggregate notional amount of $500 million of floating rate debt. The Company has designated, and will account for, these fixed interest rate swaps as cash flow hedges.

(6)
On January 14, 2019, the Company executed forward-starting fixed interest rate swaps that hedge the variability in interest payments on an initial aggregate notional amount of $500 million of floating rate debt. The tenor of these swaps began on January 31, 2019. The Company has designated, and will account for, these fixed interest rate swaps as cash flow hedges.

The Company is party to fixed interest rate swap instruments that are designated and accounted for as cash flow hedges to manage risks associated with interest rate fluctuations on a portion of the Company’s floating rate debt. The counterparties to all swap agreements are financial institutions. See Note 12 for the unrealized change in fair values on cash flow hedges recognized in other comprehensive income (loss) and the amounts reclassified from accumulated other comprehensive income (loss) into earnings for the current and comparative periods presented. There was no ineffectiveness during the periods presented prior to the adoption of ASU 2017-12. The Company estimates that the total reclassifications of unrealized losses from accumulated other comprehensive loss into earnings in the twelve months following February 1, 2019 will not be material.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 12—Changes in Accumulated Other Comprehensive Loss by Component:
The following table presents the changes in accumulated other comprehensive loss attributable to the Company’s fixed interest rate swap cash flow hedges that are discussed in Note 11.

Pre-Tax Amount
Unrealized Gains (Losses) on Fixed Interest Rate Swap Cash Flow Hedges(1)
(in millions)
Balance at January 29, 2016	$(14)
Other comprehensive income before reclassifications	3
Amounts reclassified from accumulated other comprehensive loss	8
Net other comprehensive income	11
Balance at February 3, 2017	$(3)
Other comprehensive income before reclassifications	5
Amounts reclassified from accumulated other comprehensive loss	3
Net other comprehensive income	8
Balance at February 2, 2018	$5
Other comprehensive loss before reclassifications	(23)
Amounts reclassified from accumulated other comprehensive loss	(1)
Net other comprehensive loss	(24)
Balance at February 1, 2019	$(19)

(1)	The amount reclassified from accumulated other comprehensive income (loss) is included in interest expense.
Note 13—Operating Leases:
The Company occupies most of its facilities under operating leases. Most of the leases require the Company to pay maintenance and operating expenses (such as taxes, insurance and utilities), and also contain renewal options to extend the lease and provisions for periodic rate escalations to reflect inflationary increases. Certain equipment is leased under short-term or cancelable operating leases. Rental expense for facilities and equipment was $46 million, $48 million, and $65 million in fiscal 2019, 2018, and 2017, respectively.
Future minimum operating lease commitments at February 1, 2019 are:

Fiscal Year Ending	(in millions)
2020	$55
2021	42
2022	36
2023	19
2024	16
Thereafter	43
Total	$211

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 14—Business Segment Information:
The Company is organized as a matrix comprised of three customer facing operating segments supported by a solutions and technology group. The three operating segments are responsible for customer relationships, business development and program management, and delivery and execution, while the solutions and technology group organization manages the development of our offerings, solutions and capabilities. Each of the Company’s three operating segments is focused on providing the Company’s comprehensive technical, engineering and enterprise IT service offerings to one or more agencies of the U.S federal government. The Company's operating segments are aggregated into one reportable segment because they have similar economic characteristics and meet the other aggregation criteria within the accounting standard on segment reporting, including similarities in the nature of the services provided, methods of service delivery, customers served and the regulatory environment in which they operate.
Substantially all of the Company’s revenues were generated by, and tangible long-lived assets owned by, entities located in the United States. As such, financial information by geographic location is not presented.
In each of fiscal 2019, 2018, and 2017 over 95% of our total revenues were attributable to prime contracts with the U.S. government or to subcontracts with other contractors engaged in work for the U.S. government.
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
Agreements with Former Parent
Former Parent and the Company executed various agreements to provide mechanisms for an orderly transition and to govern certain ongoing relationships between the companies following the separation. The agreements include a Distribution Agreement, Employee Matters Agreement, Tax Matters Agreement, Master Transition Services Agreement, and Master Transitional Contracting Agreement (MTCA). These agreements generally provide that each party is responsible for its respective assets, liabilities and obligations, including employee benefits, insurance and tax-related assets and liabilities. The MTCA also governs the relationship between former Parent and the Company with regard to the treatment of contracts, proposals, and teaming arrangements where both companies are or will

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
The indirect cost audits by the DCAA of the Company’s business remain open for fiscal 2010 and subsequent years. Although the Company has recorded contract revenues subsequent to and including fiscal 2010 based on an estimate of costs that the Company believes will be approved on final audit, the Company does not know the outcome of any ongoing or future audits. If future completed audit adjustments exceed the Company’s reserves for potential adjustments, the Company’s profitability could be materially adversely affected.
The Company has recorded reserves for estimated net amounts to be refunded to customers for potential adjustments for indirect cost audits and compliance with Cost Accounting Standards, which include indemnification obligations owing to former Parent for periods prior to the Distribution Date. As of February 1, 2019, the Company has recorded a total liability of $63 million for estimated net amounts to be refunded to customers for potential adjustments from audits of contract costs, which is presented in other accrued liabilities on the consolidated balance sheets. Any additional amounts which may be determined to be owed for periods prior to the separation will be allocated to former Parent and the Company in proportions determined in accordance with the Distribution Agreement.
Letters of Credit and Surety Bonds
The Company has outstanding obligations relating to letters of credit of $16 million as of February 1, 2019, principally related to guarantees on insurance policies. The Company also has outstanding obligations relating to surety bonds in the amount of $18 million, principally related to performance and payment bonds on the Company’s contracts. The majority of the surety bonds outstanding were initially obtained by former Parent and the Company is required to satisfy these obligations under the terms of the Distribution Agreement.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 16—Selected Quarterly Financial Data (Unaudited):
Selected unaudited financial data for each quarter of the most recent two fiscal years was:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in millions, except per share amounts)
Fiscal 2019
Revenues	$1,175	$1,115	$1,177	$1,192
Operating income	66	74	73	7
Net income (loss)	49	49	48	(9)
Basic EPS	$1.16	$1.15	$1.13	$(0.20)
Diluted EPS	$1.13	$1.13	$1.11	$(0.20)
Fiscal 2018
Revenues	$1,103	$1,078	$1,145	$1,128
Operating income	63	59	72	62
Net income	49	36	43	51
Basic EPS	$1.12	$0.83	$0.99	$1.19
Diluted EPS	$1.08	$0.80	$0.98	$1.16

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION EXHIBIT INDEX

Exhibit Number	Description of Exhibit

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

2.3
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

10.2
Term Loan B Incremental Facility Commitment Letter, dated as of September 9, 2018, among Citigroup Global Markets Inc. and Science Applications International Corporation. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 10, 2018.

10.3
Second Amendment to the Second Amended and Restated Credit Agreement, dated February 7, 2018 by and among the Company, Citibank N.A. as administrative agent and collateral agent, and certain other lenders and parties thereto. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on February 9, 2018.

10.4
First Amendment to the Second Amended and Restated Credit Agreement, dated August 23, 2016 by and among the Company, Citibank N.A. as administrative agent and collateral agent, and certain other lenders and parties thereto. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on August 25, 2016.

10.5
Second Amended and Restated Credit Agreement, dated May 4, 2015 by and among the Company, Citibank N.A. as administrative agent and collateral agent, and Bank of America, N.A., as a syndication agent, and certain other lenders and parties thereto. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on May 4, 2015.

10.6*
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

10.11*
Science Applications International Corporation Amended and Restated 2013 Equity Incentive Plan, effective June 4, 2014. Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A as filed with the SEC on April 24, 2014.

10.12*
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

10.16*	Deferred Compensation Plan, effective January 1, 2015. Incorporated by reference to Exhibit 10.17 of the Company’s Annual Report on Form 10-K as filed with the SEC on March 31, 2015.

10.17*
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

10.19*	Science Applications International Corporation Third Amended and Restated 2012 Long Term Performance Plan.

10.20
Master Transitional Contracting Agreement between the Company (formerly SAIC Gemini, Inc.) and Leidos Holdings, Inc. (formerly SAIC, Inc.) dated September 25, 2013. Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q as filed with the SEC on December 13, 2013.

10.21*	Form of Performance Unit Award Agreement of the Science Applications International Corporation 2012 Long Term Performance Plan.

10.22*	Form of Restricted Stock Unit Agreement of the Science Applications International Corporation 2012 Long Term Performance Plan.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION EXHIBIT INDEX

Exhibit Number	Description of Exhibit

16.1	Letter from Deloitte & Touche LLP. Incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K/A as filed with the SEC on March 30, 2018.

21	Subsidiaries of Registrant.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

23.2	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File.

*	Compensation Plans and Arrangements