Form 10-Q
period 2019-05-03
Science Applications International Corp
filed 2019-06-06
CIK 1571123

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
Form 10-Q
_________________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 3, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No   ☒
The number of shares issued and outstanding of the registrant’s common stock as of May 24, 2019 was as follows:
59,020,969 shares of common stock ($.0001 par value per share)

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
FORM 10-Q

-i-

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
CONDENSED AND CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended
	May 3, 2019	May 4, 2018
	(in millions, except per share amounts)
Revenues	$1,615	$1,175
Cost of revenues	1,435	1,074
Selling, general and administrative expenses	77	35
Acquisition and integration costs (Note 4)	10	—
Operating income	93	66
Interest expense	25	12
Other (income) expense, net	(2)	(1)
Income before income taxes	70	55
Provision for income taxes (Note 6)	(14)	(6)
Net income	$56	$49
Net income attributable to non-controlling interest	1	—
Net income attributable to common stockholders	$55	$49
Earnings per share (Note 2):
Basic	$0.93	$1.16
Diluted	$0.92	$1.13

See accompanying notes to condensed and consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
CONDENSED AND CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended
	May 3, 2019	May 4, 2018
	(in millions)
Net income	$56	$49
Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on derivative instruments, net of tax benefit (expense) of $4 million and ($1) million for the three months ended May 3, 2019 and May 4, 2018, respectively	(10)	1
Reclassification adjustment for (benefits) costs realized in net income, net of tax expense (benefit) of $0 million and $0 million for the three months ended May 3, 2019 and May 4, 2018, respectively	—	—
Net unrealized (loss) gain on derivative instruments	(10)	1
Total other comprehensive (loss) income, net of tax	(10)	1
Comprehensive income	$46	$50
Comprehensive income attributable to non-controlling interest	1	—
Comprehensive income attributable to common stockholders	$45	$50

See accompanying notes to condensed and consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
CONDENSED AND CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	May 3, 2019	February 1, 2019
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$151	$237
Receivables, net	1,039	1,050
Inventory, prepaid expenses and other current assets	127	146
Total current assets	1,317	1,433
Goodwill	2,120	2,120
Intangible assets (net of accumulated amortization of $104 million and $79 million at May 3, 2019 and February 1, 2019, respectively)	778	803
Property, plant, and equipment (net of accumulated depreciation of $165 million and $159 million at May 3, 2019 and February 1, 2019, respectively)	103	103
Other assets	289	104
Total assets	$4,607	$4,563

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$714	$632
Accrued payroll and employee benefits	259	241
Long-term debt, current portion (Note 7)	37	24
Total current liabilities	1,010	897
Long-term debt, net of current portion (Note 7)	1,902	2,065
Other long-term liabilities	222	102
Commitments and contingencies (Note 11)
Equity:
Common stock, $.0001 par value, 1 billion shares authorized, 59 million and 60 million shares issued and outstanding as of May 3, 2019 and February 1, 2019, respectively	—	—
Additional paid-in capital	1,086	1,132
Retained earnings	400	367
Accumulated other comprehensive loss	(24)	(14)
Total common stockholders' equity	1,462	1,485
Non-controlling interest	11	14
Total stockholders' equity	1,473	1,499
Total liabilities and stockholders' equity	$4,607	$4,563

 See accompanying notes to condensed and consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
CONDENSED AND CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

	Shares of common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss) income	Non-Controlling Interest	Total
	(in millions)
Balance at February 1, 2019	60	$1,132	$367	$(14)	$14	$1,499
Net income	—	—	55	—	1	56
Issuances of stock	—	3	—	—	—	3
Other comprehensive loss, net of tax	—	—	—	(10)	—	(10)
Cash dividends of $0.37 per share	—	—	(22)	—	—	(22)
Stock-based compensation	—	(4)	—	—	—	(4)
Repurchases of stock	(1)	(45)	—	—	—	(45)
Distributions to non-controlling interest	—	—	—	—	(4)	(4)
Balance at May 3, 2019	59	$1,086	$400	$(24)	$11	$1,473

Balance at February 2, 2018	43	$—	$323	$4	$—	$327
Cumulative impact from adopting ASC 606 on February 3, 2018	—	—	3	—	—	3
Net income	—	—	49	—	—	49
Issuances of stock	1	2	—	—	—	2
Other comprehensive income, net of tax	—	—	—	1	—	1
Cash dividends of $0.31 per share	—	—	(13)	—	—	(13)
Stock-based compensation	—	(2)	(9)	—	—	(11)
Repurchases of stock	(1)	—	(33)	—	—	(33)
Balance at May 4, 2018	43	$—	$320	$5	$—	$325

See accompanying notes to condensed and consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
CONDENSED AND CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	May 3, 2019	May 4, 2018
	(in millions)
Cash flows from operating activities:
Net income	$56	$49
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36	11
Deferred income taxes	9	—
Stock-based compensation expense	8	8
Increase (decrease) resulting from changes in operating assets and liabilities:
Receivables	11	8
Inventory, prepaid expenses and other current assets	16	7
Other assets	11	(6)
Accounts payable and accrued liabilities	20	(24)
Accrued payroll and employee benefits	18	34
Other long-term liabilities	(7)	1
Net cash provided by operating activities	178	88
Cash flows from investing activities:
Expenditures for property, plant, and equipment	(9)	(6)
Purchases of marketable securities	(21)	—
Net cash used in investing activities	(30)	(6)
Cash flows from financing activities:
Dividend payments to stockholders	(23)	(14)
Principal payments on borrowings	(153)	(8)
Issuances of stock	2	2
Stock repurchased and retired or withheld for taxes on equity awards	(56)	(53)
Debt issuance costs	—	(1)
Distributions to non-controlling interest	(4)	—
Net cash used in financing activities	(234)	(74)
Net (decrease) increase in cash, cash equivalents and restricted cash	(86)	8
Cash, cash equivalents and restricted cash at beginning of period	246	152
Cash, cash equivalents and restricted cash at end of period (Note 1)	$160	$160

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
On January 14, 2019, the Company completed the acquisition of Engility Holdings, Inc. (collectively with its consolidated subsidiaries, "Engility"), which provides increased customer and market access, as well as increased scale in strategic business areas of national interest, such as defense, federal civilian agencies, intelligence and space.
Principles of Consolidation and Basis of Presentation
The accompanying financial information has been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting purposes. References to “financial statements” refer to the condensed and consolidated financial statements of the Company, which include the statements of income and comprehensive income, balance sheets, statements of equity and statements of cash flows. These financial statements were prepared in accordance with U.S. generally accepted accounting principles (GAAP). All intercompany transactions and account balances within the Company have been eliminated. The financial statements are unaudited, but in the opinion of management include all adjustments, which consist of normal recurring adjustments, necessary for a fair presentation thereof. The results reported in these financial statements are not necessarily indicative of results that may be expected for the entire year and should be read in conjunction with the information contained in the Company’s Annual Report on Form 10-K for the year ended February 1, 2019.
Non-controlling Interest. As a result of the acquisition of Engility, the Company holds a 50.1% majority interest in Forfeiture Support Associates J.V. (FSA). The results of operations of FSA are included in the Company's condensed and consolidated statements of income. The non-controlling interest reported on the condensed and consolidated balance sheets represents the portion of FSA's equity that is attributable to the non-controlling interest.
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
Reporting Periods
The Company utilizes a 52/53 week fiscal year ending on the Friday closest to January 31, with fiscal quarters typically consisting of 13 weeks. Fiscal 2019 began on February 3, 2018 and ended on February 1, 2019, while fiscal 2020 began on February 2, 2019 and ends on January 31, 2020.
Operating Cycle
The Company’s operating cycle may be greater than one year and is measured by the average time intervening between the inception and the completion of contracts.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
Marketable Securities
Investments in marketable securities consist of equity securities which are recorded at fair value using observable inputs such as quoted prices in active markets (Level 1). As of May 3, 2019 and February 1, 2019, the fair value of our investments total $26 million and $4 million and was included in other assets on our condensed and consolidated balance sheets. Our investments are primarily held in a custodial account, which includes investments to fund our deferred compensation plan liabilities.
Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the condensed and consolidated balance sheets for the periods presented:

	May 3, 2019	February 1, 2019
	(in millions)
Cash and cash equivalents	$151	$237
Restricted cash included in other assets	9	9
Cash, cash equivalents and restricted cash	$160	$246

Accounting Standards Updates
In February 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), which supersedes the existing lease accounting standards (Topic 840). Under the new guidance, a lessee will be required to recognize lease assets and lease liabilities for all leases with lease terms in excess of twelve months. The recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as either a finance lease or operating lease. The criteria for distinction between a finance lease and an operating lease are substantially similar to existing lease guidance for capital leases and operating leases. Some changes to lessor accounting have been made to conform and align that guidance with the lessee guidance and other areas within GAAP, such as Revenue from Contracts with Customers (Topic 606). In July 2018, the FASB provided an optional transition method of adoption, permitting entities to recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption as opposed to the beginning of the earliest period presented in the financial statements.
ASU 2016-02 became effective for the Company in the first quarter of fiscal 2020. The Company adopted the standard using the optional transition method. Accordingly, the prior periods were not recast, and all prior period amounts disclosed are presented under ASC 840. The Company elected certain practical expedients provided under the standard, including the package of practical expedients, which allows entities not to reassess whether existing contracts are or contain leases. Therefore, at adoption, existing leases have been identified using the criteria of ASC 840.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As a result of the adoption of the new standard, on February 2, 2019, the Company recognized approximately $169 million of right of use operating assets and $187 million of operating lease liabilities, of which $140 million was noncurrent. The adoption did not have a material impact on retained earnings, the condensed and consolidated statements of income, or the condensed and consolidated statements of cash flows.
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
Other Accounting Standards Updates effective after May 3, 2019 are not expected to have a material effect on the Company’s financial statements.
Note 2—Earnings Per Share and Dividends:
Earnings Per Share
Basic earnings per share (EPS) is computed by dividing net income attributable to common stockholders by the basic weighted-average number of shares outstanding. Diluted EPS is computed similarly to basic EPS, except the weighted-average number of shares outstanding is increased to include the dilutive effect of outstanding stock options and other stock-based awards.
A reconciliation of the weighted-average number of shares outstanding used to compute basic and diluted EPS was:

	Three Months Ended
	May 3, 2019	May 4, 2018
	(in millions)
Basic weighted-average number of shares outstanding	59.3	42.4
Dilutive common share equivalents - stock options and other stock-based awards	0.7	1.0
Diluted weighted-average number of shares outstanding	60.0	43.4

The following stock-based awards were excluded from the weighted-average number of shares outstanding used to compute diluted EPS:

	Three Months Ended
	May 3, 2019	May 4, 2018
	(in millions)
Antidilutive stock options excluded	0.4	0.3
Dividends
The Company declared and paid a quarterly dividend of $0.37 per share of its common stock during the three months ended May 3, 2019. On June 5, 2019, the Company's Board of Directors declared a quarterly dividend of $0.37 per share of the Company's common stock payable on July 26, 2019 to stockholders of record on July 12, 2019.

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
Aggregate changes in these estimates increased operating income by $8 million ($0.11 per diluted share) for the three months ended May 3, 2019, and decreased operating income by $5 million ($0.09 per diluted share) for the three months ended May 4, 2018. Changes in these estimates increased net income by $6 million for the three months ended May 3, 2019. In addition, revenues were $9 million higher for the three months ended May 3, 2019, due to net revenue recognized from performance obligations satisfied in prior periods.
Disaggregation of Revenues
The Company's revenues are generated primarily from long-term contracts with the U.S. government including subcontracts with other contractors engaged in work for the U.S. government. The Company disaggregates revenues by customer, contract-type and prime vs. subcontractor to the federal government.
Disaggregated revenues by customer were as follows:

	Three Months Ended
	May 3, 2019	May 4, 2018
	(in millions)
Department of Defense	$864	$746
Other federal government agencies	722	413
Commercial, state and local	29	16
Total	$1,615	$1,175
Disaggregated revenues by contract-type were as follows:

	Three Months Ended
	May 3, 2019	May 4, 2018
	(in millions)
Cost reimbursement	$921	$533
Time and materials (T&M)	325	315
Firm-fixed price (FFP)	369	327
Total	$1,615	$1,175

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Disaggregated revenues by prime vs. subcontractor were as follows:

	Three Months Ended
	May 3, 2019	May 4, 2018
	(in millions)
Prime contractor to federal government	$1,434	$1,077
Subcontractor to federal government	152	82
Other	29	16
Total	$1,615	$1,175

Contract Balances
Contract balances for the periods presented were as follows:

	Balance Sheet line item	May 3, 2019	February 1, 2019
		(in millions)
Billed and billable receivables, net(1)	Receivables, net	$714	$740
Contract assets - unbillable receivables	Receivables, net	325	310
Contract assets - contract retentions	Other assets	16	13
Contract liabilities - current	Accounts payable and accrued liabilities	36	34
Contract liabilities - non-current	Other long-term liabilities	$8	$6

(1)	Net of allowance for doubtful accounts of $2 million as of May 3, 2019 and February 1, 2019.
During the three months ended May 3, 2019 and May 4, 2018, the Company recognized revenues of $13 million and $9 million relating to amounts that were included in the opening balance of contract liabilities as of February 1, 2019 and February 3, 2018, respectively.
Deferred Costs
Deferred costs for the periods presented were as follows:

	Balance Sheet line item	May 3, 2019	February 1, 2019
		(in millions)
Pre-contract costs	Inventory, prepaid expenses and other current assets	$—	$1
Fulfillment costs - non-current	Other assets	$14	$13

Pre-contract costs of $1 million were expensed during the three months ended May 3, 2019. Fulfillment costs of $1 million were amortized during the three months ended May 3, 2019.
Remaining Performance Obligations
As of May 3, 2019, the Company had $4.1 billion of remaining performance obligations. Remaining performance obligations exclude any variable consideration that is allocated entirely to unsatisfied performance obligations on our supply chain contracts. The Company expects to recognize revenue on approximately 80% of the remaining performance obligations over the next 12 months and approximately 90% over the next 24 months, with the remaining recognized thereafter.

Note 4—Engility Acquisition:
On January 14, 2019, the Company completed the acquisition of Engility Holdings, Inc., a leading provider of integrated solutions and services supporting U.S. government customers in the defense, federal civilian, and intelligence and space communities. This strategic acquisition enables greater market and customer access,

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
The acquisition was funded through a combination of SAIC common stock and additional borrowings. At the effective time of the acquisition, each outstanding share of Engility common stock was automatically cancelled and converted into the right to receive 0.45 shares of the Science Applications International Corporation common stock. The Company amended its credit agreement to provide for a new five-year senior secured $1.1 billion term loan facility. SAIC borrowed the entire amount of the term loan facility, the proceeds of which were immediately used to repay Engility's existing credit facility and outstanding notes and to pay fees and expenses associated with the acquisition, with the balance retained by SAIC to be used for general corporate purposes.
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
The purchase price was allocated, on a preliminary basis, among assets acquired and liabilities assumed at fair value on the acquisition date, January 14, 2019, based on the best available information, with the excess purchase price recorded as goodwill. As of May 3, 2019, the Company had not finalized the determination of fair values allocated to various assets and liabilities, including, but not limited to, receivables, other current assets, deferred tax assets, property, plant, and equipment, other accrued liabilities and goodwill. The allocation of the purchase price is subject to change as the Company continues to obtain and assess relevant information that existed as of the acquisition date, including but not limited to, information pertaining to Engility’s historical government compliance accounting practices, legal proceedings, reserves, income taxes, contracts with customers, and pre-acquisition contingencies. The Company expects to have sufficient information available to resolve these items by the fourth quarter of fiscal 2020, which could potentially result in changes in assets or liabilities on Engility’s opening balance sheet and an adjustment to goodwill. The purchase accounting entries were recorded on a preliminary basis as follows:

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Goodwill represents intellectual capital and an acquired assembled work force. The Company inherited Engility's historical tax basis in deductible goodwill, certain other intangible assets, and net operating loss carryforwards.
The following table summarizes the fair value of intangible assets and the related weighted average useful lives:

	Amount	Weighted-Average Amortization Period
	(in millions)	(in years)
Backlog	$30	1
Developed technology	2	10
Customer relationships	616	14
Total intangible assets	$648	13

The Company incurred $128 million in costs associated with the acquisition and integration of Engility. Acquisition-related expenses, all of which were incurred in fiscal year 2019, were $63 million including $31 million of debt issue costs, and $2 million in stock issue costs.
For the three months ended May 3, 2019, the Company incurred $10 million of costs in connection with the integration of Engility, primarily for strategic consulting services, severance costs, and other integration-related costs. The Company did not incur any acquisition and integration costs for the three months ended May 4, 2018. These costs are included in acquisition and integration costs on the condensed and consolidated statements of income.

Note 5—Stock-Based Compensation:
Stock Options
During the three months ended May 3, 2019, the Company granted certain employees 0.1 million stock options with a weighted-average exercise price and weighted-average grant date fair value of $74.97 and $16.71, respectively. These options will expire on the seventh anniversary of the grant date and will vest ratably on each anniversary of the grant date over a three-year period.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Restricted Stock Units (RSUs)
During the three months ended May 3, 2019, the Company granted certain employees 0.4 million RSUs with a weighted-average grant date fair value of $74.97, which will vest ratably on each anniversary of the grant date over a three-year period.
Note 6—Income Taxes:
The Company's effective income tax rate was 19.8% for the three months ended May 3, 2019 and 10.3% for the three months ended May 4, 2018. The Company's effective tax rate was higher for the three months ended May 3, 2019 compared to the prior year period due principally to lower excess tax benefits related to employee share-based compensation. Tax rates for the periods ended May 3, 2019 were lower than the combined federal and state statutory rates due principally to excess tax benefits related to employee share-based compensation, research and development credits, partially offset by permanent book tax differences.
As of May 3, 2019, the balance of unrecognized tax benefits included liabilities for uncertainty in income taxes of $15 million, which is classified as other long-term liabilities on the condensed and consolidated balance sheets. Of this balance, $12 million, if recognized, would impact the effective income tax rate for the Company. While the Company believes it has adequate accruals for uncertainty in income taxes, the tax authorities, on review of the Company’s tax filings, may determine that the Company owes taxes in excess of recorded accruals, or the recorded accruals may be in excess of the final settlement amounts agreed to by tax authorities. Although the timing of such reviews is not certain, we believe it is reasonably possible that $2 million to $4 million of unrecognized tax benefits will reverse in the next 12 months due to the resolution of a tax authority examination and approximately $2 million as a result of statute of limitations expirations, along with associated interest and penalties.
Note 7—Debt Obligations:
The Company’s long-term debt as of the dates presented was as follows:

	May 3, 2019					February 1, 2019
	Stated interest rate	Effective interest rate	Principal	Unamortized Debt Issuance Costs	Net	Principal	Unamortized Debt Issuance Costs	Net
			(in millions)
Term Loan A Facility due October 2023	3.98%	4.32%	$918	$(11)	$907	$1,068	$(14)	$1,054
Term Loan B Facility due October 2025	4.23%	4.45%	1,044	(12)	1,032	1,047	(12)	1,035
Total long-term debt			$1,962	$(23)	$1,939	$2,115	$(26)	$2,089
Less current portion			37	—	37	24	—	24
Total long-term debt, net of current portion			$1,925	$(23)	$1,902	$2,091	$(26)	$2,065

As of May 3, 2019, the Company has a $2.4 billion credit facility (the Credit Facility) consisting of a $400 million secured Revolving Credit Facility due October 2023, a $918 million secured Term Loan A Facility, and a $1,044 million secured Term Loan B Facility (together, the Term Loan Facilities). There is no balance outstanding on the Revolving Credit Facility as of May 3, 2019. During the three months ended May 3, 2019, the Company made $150 million of voluntary principal prepayments on the Term Loan A Facility.
As of May 3, 2019, the Company was in compliance with the covenants under its Credit Facility.
As of May 3, 2019 and February 1, 2019, the carrying value of the Company’s outstanding debt obligations approximated its fair value. The fair value of long-term debt is calculated using Level 2 inputs, based on interest rates available for debt with terms and maturities similar to the Company’s term loan facilities.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 8—Derivative Instruments Designated as Cash Flow Hedges:
The Company’s derivative instruments designated as cash flow hedges consist of:

					Liability Fair Value(1) at
	Notional Amount at May 3, 2019	Pay Fixed Rate	Receive Variable Rate	Settlement and Termination	May 3, 2019	February 1, 2019
	(in millions)				(in millions)
Interest rate swaps #1	$340	2.78%	1-month LIBOR	Monthly through July 30, 2021	$(3)	$(2)
Interest rate swaps #2	500	3.07%	1-month LIBOR	Monthly through October 31, 2025	(28)	(21)
Interest rate swaps #3	500	2.49%	1-month LIBOR	Monthly through October 31, 2023	(6)	(1)
Total	$1,340				$(37)	$(24)

(1)	The fair value of the fixed interest rate swaps liability is included in accounts payable and accrued liabilities on the condensed and consolidated balance sheets.
The Company is party to fixed interest rate swap instruments that are designated and accounted for as cash flow hedges to manage risks associated with interest rate fluctuations on a portion of the Company’s floating rate debt. The counterparties to all swap agreements are financial institutions. See Note 9 for the unrealized change in fair values on cash flow hedges recognized in other comprehensive loss and the amounts reclassified from accumulated other comprehensive loss into earnings for the current and comparative periods presented. The Company estimates that it will reclassify $1 million of unrealized losses from accumulated other comprehensive loss into earnings in the twelve months following May 3, 2019.
On October 31, 2018, the Company exited one of its interest rate swaps and discontinued hedge accounting. The Company received cash proceeds of $6 million upon the early settlement. The $6 million of deferred gains in accumulated other comprehensive loss will be reclassified into interest expense over the original contractual term of the interest rate swaps, which has a maturity date of May 7, 2020.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 9—Changes in Accumulated Other Comprehensive Loss by Component:
The following table presents the changes in accumulated other comprehensive loss attributable to the Company’s fixed interest rate swap cash flow hedges that are discussed in Note 8.

Pre-Tax Amount
Unrealized Gains (Losses) on Fixed Interest Rate Swap Cash Flow Hedges(1)
(in millions)
Three months ended May 3, 2019
Balance at February 1, 2019	$(19)
Other comprehensive loss before reclassifications	(14)
Amounts reclassified from accumulated other comprehensive loss	—
Net other comprehensive loss	(14)
Balance at May 3, 2019	$(33)

Three months ended May 4, 2018
Balance at February 2, 2018	$5
Other comprehensive income before reclassifications	2
Amounts reclassified from accumulated other comprehensive income	—
Net other comprehensive income	2
Balance at May 4, 2018	$7

(1)	The amount reclassified from accumulated other comprehensive loss is included in interest expense.
Note 10—Leases:
The Company occupies most of its facilities under operating leases. Certain equipment also is leased under short-term or cancelable operating leases.
Effective upon the adoption of ASU 2016-02, the Company recognizes a right of use (ROU) asset and a lease liability upon the commencement of its operating leases. The initial lease liability is equal to the future fixed minimum lease payments discounted using the Company’s incremental borrowing rate, on a secured basis. The lease term includes option renewal periods and early termination payments when it is reasonably certain that the Company will exercise those rights. The initial measurement of the ROU asset is equal to the initial lease liability plus any initial direct costs and prepayments, less any lease incentives.
The Company recognizes lease costs on a straight-line basis over the remaining lease term, except for variable lease payments that are expensed in the period in which the obligation for those payments is incurred.
For its facility leases, the Company combines and accounts for lease and non-lease components together as a single component. The Company does not recognize lease liabilities and ROU assets for facility leases with original terms of 12 months or less. ROU assets are evaluated for impairment as a long-lived asset.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Total operating lease cost is comprised of the following:

		Three Months Ended
	Income Statement line item(s)	May 3, 2019
		(in millions)
Operating lease cost	Cost of revenues and selling, general and administrative expenses	$16
Variable lease cost	Cost of revenues and selling, general and administrative expenses	4
Short-term lease cost	Cost of revenues and selling, general and administrative expenses	1
Sublease income	Cost of revenues and selling, general and administrative expenses	(1)
Total lease cost		$20

The Company's ROU assets and lease liabilities consisted of the following:

	Balance Sheet line item	May 3, 2019
		(in millions)
Operating lease ROU asset	Other assets	$166

Operating lease current liability	Accounts payable and accrued liabilities	49
Operating lease non-current liability	Other long-term liabilities	134
Total operating lease liabilities		$183

Other supplemental operating lease information consists of the following:

Three Months Ended
May 3, 2019
(dollars in millions)
Cash paid for amounts included in the measurement of operating lease liabilities	16
ROU assets obtained in exchange for new operating lease obligations	11
Weighted average remaining lease term	5 years
Weighted average discount rate	4.3%

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Maturities of operating lease liabilities as of May 3, 2019 were as follows:

Fiscal Year Ending	Total
(in millions)
2020 (excluding the three months ended May 3, 2019)	$41
2021	45
2022	39
2023	21
2024	18
Thereafter	43
Total minimum lease payments	207
Less: imputed interest	(24)
Present value of operating lease liabilities	$183

As of May 3, 2019, the Company has rental commitments of $24 million for facility leases that have not yet commenced. These operating leases are expected to commence in fiscal 2020 and have a weighted average lease term of approximately 10 years.
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
Beginning in fiscal 2018, the Company entered into contracts with various vendors for long-lead time materials that would be necessary to complete the low-rate initial production (LRIP) phase of the program, including portions of the LRIP phase which had not yet been awarded. As a result of the program termination, the Company recognized an inventory provision for long-lead items. The Company is continuing to negotiate with the Marine Corps to recover all costs associated with the termination.
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
The Company has recorded reserves for estimated net amounts to be refunded to customers for potential adjustments for indirect cost audits and compliance with Cost Accounting Standards. As of May 3, 2019, the Company has recorded a total liability of $64 million for estimated net amounts to be refunded to customers for potential adjustments from audits of contract costs, which is presented in accounts payable and accrued liabilities on the condensed and consolidated balance sheets. Any additional amounts which may be determined to be owed for periods prior to the separation will be allocated to former Parent and the Company in proportions determined in accordance with the Distribution Agreement.
Letters of Credit and Surety Bonds
The Company has outstanding obligations relating to letters of credit of $11 million as of May 3, 2019, principally related to guarantees on insurance policies. The Company also has outstanding obligations relating to surety bonds in the amount of $18 million, principally related to performance and payment bonds on the Company’s contracts.

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
The Company utilizes a 52/53 week fiscal year, ending on the Friday closest to January 31, with fiscal quarters typically consisting of 13 weeks. Fiscal 2019 began on February 3, 2018 and ended on February 1, 2019, while fiscal 2020 began on February 2, 2019 and ends on January 31, 2020.
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
Economic Opportunities, Challenges, and Risks
In fiscal year 2019, we generated greater than 95% of our revenues from contracts with the U.S. government, including subcontracts on which we perform. Our business performance is affected by the overall level of U.S. government spending and the alignment of our offerings and capabilities with the budget priorities of the U.S. government. Appropriations measures passed in September 2018 and February 2019, when combined, provide full funding for the federal government through the end of government fiscal year (GFY) 2019. These bills are funded at increased levels for defense and non-defense spending based on a bi-partisan agreement reached in February 2018 to lift caps set by the Budget Control Act of 2011 (BCA), providing additional business opportunities for the Company. However, beyond GFY 2019, there remains uncertainty on whether, and by how much, discretionary spending will be increased above the budget caps put in place in the BCA. Without additional action in the form of another bi-partisan budget agreement to lift the BCA caps, federal expenditures would decline sharply in GFY 2020. In addition, if there were a Continuing Resolution of longer than a few months to begin GFY 2020, the effect of the BCA caps, absent a change in the law, would be to reduce spending levels through sequestration from the levels set for GFY 2019 to much lower levels set in the BCA for GFY 2020.
Adverse changes in fiscal and economic conditions could materially impact our business. Some changes that could have an adverse impact on our business include the implementation of future spending reductions (including sequestration), government shutdowns, and issues related to mandatory increases to the nation’s debt ceiling (the debt ceiling was reached in March 2019, and the Treasury is now operating under "extraordinary measures" which will be exhausted in approximately October 2019).

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

The U.S. government has increasingly relied on contracts that are subject to a competitive bidding process (including indefinite delivery, indefinite quantity (IDIQ), U.S. General Services Administration (GSA) schedules, and other multi-award contracts), which has resulted in greater competition and increased pricing pressure. We expect that a majority of the business that we seek in the foreseeable future will be awarded through a competitive bidding process.
Despite the budget and competitive pressures affecting the industry, we believe we are well-positioned to protect and expand existing customer relationships and benefit from opportunities that we have not previously pursued. Our scale, size, and prime contractor leadership position are expected to help differentiate us from our competitors, especially on large contracts. We believe our long-term, trusted customer relationships and deep technical expertise provide us with the sophistication to handle highly complex, mission-critical contracts. SAIC’s value proposition is found in the proven ability to serve as a trusted adviser to our customers. In doing so, we leverage our expertise and scale to help them execute their mission.
We succeed as a business based on the solutions we deliver, our past performance, and our ability to compete on price. Our solutions are inspired through innovation based on adoption of best practices and technology integration of the best capabilities available. Our past performance was achieved by employee dedication and customer focus. Our current cost structure and ongoing efforts to reduce costs by strategic sourcing and developing repeatable offerings are expected to allow us to compete effectively on price in an evolving environment. Our ability to be competitive in the future will continue to be driven by our reputation for successful program execution, competitive cost structure, and efficiencies in assigning the right people, at the right time, in support of our contracts.
On January 14, 2019, we completed the acquisition of Engility Holdings, Inc. (collectively with its consolidated subsidiaries, "Engility"). The acquisition of Engility accelerates the execution of our long-term strategy to be the premier technology integrator in the government services market and deliver sustained profitable growth. The acquisition of Engility strengthens the execution of our long-term strategy by: (1) combining two leading government service providers with highly complementary capabilities, customers, and cultures; (2) accelerating both companies' long-term strategies, creating sub-segment scale in strategic business areas of national interest; and (3) enhancing shareholder value through improved cash flow and margin profile driven by cost synergies and increased growth from greater customer access with more competitive and differentiated solutions.
Management of Operating Performance and Reporting
Our business and program management process is directed by professional managers focused on satisfying our customers by providing high quality services in achieving program requirements. These managers carefully monitor contract margin performance by constantly evaluating contract risks and opportunities. Through each contract's life cycle, program managers review performance and update contract performance estimates to reflect their understanding of the best information available. For performance obligations satisfied over time, updates to estimates are recognized on inception-to-date activity, during the period of adjustment, resulting in either a favorable or unfavorable impact to operating income.
We evaluate our results of operations by considering the drivers causing changes in revenues, operating income and operating cash flows. Given that revenues fluctuate on our contract portfolio over time due to contract awards and completions, changes in customer requirements, and increases or decreases in ordering volume of materials, we evaluate significant trends and fluctuations in these terms. Whether performed by our employees or by our subcontractors, we primarily provide services and, as a result, our cost of revenues are predominantly variable. We also analyze our cost mix (labor, subcontractor or materials) in order to understand operating margin because programs with a higher proportion of SAIC labor are generally more profitable. Changes in costs of revenues as a percentage of revenue other than from revenue volume or cost mix are normally driven by fluctuations in shared or corporate costs, or cumulative revenue adjustments due to changes in estimates.
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Results of Operations
The primary financial performance measures we use to manage our business and monitor results of operations are revenues, operating income, and cash flows from operating activities. The following table summarizes our results of operations:

	Three Months Ended
	May 3, 2019	Percent change	May 4, 2018
	(in millions)
Revenues	$1,615	37%	$1,175
Cost of revenues	1,435	34%	1,074
As a percentage of revenues	88.9%		91.4%
Selling, general and administrative expenses	77	120%	35
Acquisition and integration costs	10	100%	—
Operating income	93	41%	66
As a percentage of revenues	5.8%		5.6%
Net income attributable to common stockholders	$55	12%	$49
Net cash provided by operating activities	$178	102%	$88
Revenues. Revenues increased $440 million or 37.4% for the three months ended May 3, 2019 as compared to the same period in the prior year due to the acquisition of Engility. Excluding acquired revenues, revenues contracted 2.8%, attributable to humanitarian relief materials in the prior year quarter and the effect of acquisition related revenue dis-synergies.
Cost of Revenues. Cost of revenues increased $361 million for the three months ended May 3, 2019 as compared to the same period in the prior year primarily due to the acquisition of Engility. Cost of revenues as a percentage of revenues decreased from 91.4% in the prior year quarter to 88.9%, driven by cost synergies as a result of the acquisition of Engility and improved performance across our portfolio including higher net favorable changes in estimates related to performance obligations satisfied over time ($13 million).
Selling, General and Administrative Expenses. SG&A increased $42 million for the three months ended May 3, 2019 as compared to the same period in the prior year primarily due to the acquisition of Engility ($23 million) and related intangible asset amortization ($20 million).
Operating Income. Operating income as a percentage of revenues of 5.8% for the three months ended May 3, 2019 increased from 5.6% in the comparable prior year period, due to the acquisition of Engility, cost synergies related to the acquisition, and improved performance across our portfolio, partially offset by higher costs associated with the acquisition and integration of Engility.
Net Income Attributable to Common Stockholders. Net income attributable to common stockholders for the three months ended May 3, 2019 increased $6 million as compared to the same period in the prior year primarily due to increased operating income ($24 million, net of tax), partially offset by higher interest expense and a higher effective tax rate.
Net Cash Provided by Operating Activities. Net cash provided by operating activities was $178 million for the three months ended May 3, 2019, an increase of $90 million compared to the prior year, primarily due to customer collections recouped from the U.S. federal government partial shutdown that occurred in the prior quarter, strong customer collections across several programs, and cash provided from the operating activities of Engility.
Non-GAAP Measures
EBITDA and Adjusted EBITDA. Earnings before interest, taxes, depreciation and amortization (EBITDA) is a non-GAAP financial performance measure that is calculated by taking net income attributable to common stockholders and excluding interest, provision for income taxes, and depreciation and amortization. Adjusted EBITDA is calculated by taking EBITDA and excluding acquisition and integration costs that we do not consider to be indicative of our ongoing operating performance. The acquisition and integration costs relate to the Company's significant acquisition of Engility.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

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
EBITDA and adjusted EBITDA for the periods presented were calculated as follows:

	Three Months Ended
	May 3, 2019	May 4, 2018
	(in millions)
Net income attributable to common stockholders	$55	$49
Interest expense	25	12
Interest income	(1)	(1)
Provision for income taxes	14	6
Depreciation and amortization	33	10
EBITDA	126	76
EBITDA as a percentage of revenues	7.8%	6.5%
Acquisition and integration costs	10	—
Recovery of acquisition and integration costs(1)	(2)	—
Adjusted EBITDA	$134	$76
Adjusted EBITDA as a percentage of revenues	8.3%	6.5%

(1)	Adjustment to reflect the portion of acquisition and integration costs recovered through the Company's indirect rates in accordance with Cost Accounting Standards.
Adjusted EBITDA for the three months ended May 3, 2019 increased to 8.3% of revenues from 6.5% of revenues for the prior year driven by the acquisition of Engility, cost synergies related to the acquisition and improved performance across our portfolio including higher net favorable changes in estimates related to performance obligations satisfied over time.
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
The estimated value of our total backlog as of the dates presented was:

	May 3, 2019	February 1, 2019
	(in millions)
Funded backlog	$2,982	$2,753
Negotiated unfunded backlog	10,587	11,048
Total backlog	$13,569	$13,801
We had net bookings worth an estimated $1.4 billion during the three months ended May 3, 2019. Total backlog at the end of the first quarter is consistent with our total backlog at prior year end.
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

	Three Months Ended
	May 3, 2019	May 4, 2018
Cost reimbursement	57%	45%
Time and materials (T&M)	20%	27%
Firm-fixed price (FFP)	23%	28%
Total	100%	100%
Our contract mix for the three months ended May 3, 2019 reflects an increase in cost reimbursement type contracts due the acquisition of Engility, which historically had a higher proportion of cost reimbursement type contracts, and a change in contract type on a significant contract supporting the Department of Defense.

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

	Three Months Ended
	May 3, 2019	May 4, 2018
	(as a % of cost of revenues)
Labor-related cost of revenues	55%	46%
Subcontractor-related cost of revenues	29%	32%
Supply chain materials-related cost of revenues	12%	16%
Other materials-related cost of revenues	4%	6%
Cost of revenues mix for the three months ended May 3, 2019 reflects an increase in labor-related content due to the acquisition of Engility which historically had a higher proportion of such costs.
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
Historical Cash Flow Trends
The following table summarizes our cash flows:

	Three Months Ended
	May 3, 2019	May 4, 2018
	(in millions)
Net cash provided by operating activities	$178	$88
Net cash used in investing activities	(30)	(6)
Net cash used in financing activities	(234)	(74)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(86)	$8
Net Cash Provided by Operating Activities. Refer to “Results of Operations” above for a discussion of the changes in cash provided by operating activities between the three months ended May 3, 2019 and the comparable prior year period.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Net Cash Used in Investing Activities. Cash used in investing activities for the three months ended May 3, 2019 increased compared to the prior year period due to purchases of marketable securities.
Net Cash Used in Financing Activities. Cash used in financing activities for the three months ended May 3, 2019 increased compared to the prior year period primarily due to $150 million of voluntary principal prepayments on the Term Loan A Facility and an increase in dividend payments to stockholders.
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
There have been no changes to our existing critical accounting policies, other than our accounting policy on leases, during the three months ended May 3, 2019 from those disclosed in our most recently filed Annual Report on Form 10-K. We revised our accounting policy on leases in conjunction with our adoption of Accounting Standards Update No. 2016-02. See Note 10 of the notes to the condensed and consolidated financial statements contained within this report.
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
Item 4. Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) and have concluded that as of May 3, 2019, these controls and procedures were operating and effective.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarterly period covered by this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

PART II—OTHER INFORMATION

Item 1. Legal Proceedings
We have provided information about legal proceedings in which we are involved in our fiscal 2019 Annual Report on Form 10-K, and we have provided an update to this information in Note 11 of the notes to the condensed and consolidated financial statements contained within this report.
In addition to the described legal proceedings, we are routinely subject to investigations and reviews relating to compliance with various laws and regulations. Additional information regarding such investigations and reviews is included in our fiscal 2019 Annual Report on Form 10-K, and we have also updated this information in Note 11 of the notes to the condensed and consolidated financial statements contained within this report, under the heading “Government Investigations, Audits and Reviews.”
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
The following table presents repurchases of our common stock during the three months ended May 3, 2019:

Period(1)	Total Number of Shares (or Units) Purchased(2)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(3)
February 2, 2019 - March 8, 2019	202,864	$73.36	197,878	2,000,732
March 9, 2019 - April 5, 2019	188,234	73.82	179,277	6,444,989
April 6, 2019 - May 3, 2019	218,703	74.06	213,515	6,231,474
Total	609,801	$73.75	590,670

(1)	Date ranges represent our fiscal periods during the current quarter. Our fiscal quarters typically consist of one five-week period and two four-week periods.

(2)
Includes shares purchased on surrender by stockholders of previously owned shares to satisfy minimum statutory tax withholding obligations related to stock option exercises and vesting of stock awards in addition to shares purchased under our publicly announced plans or programs.

(3)
On March 27, 2019, the number of shares that may be purchased increased by approximately 4.6 million shares, bringing the total authorized shares to be repurchased under the plan to approximately 16.4 million shares. As of May 3, 2019, we have repurchased approximately 10.2 million shares of common stock under the program.

Item 3. Defaults Upon Senior Securities
No information is required in response to this item.
Item 4. Mine Safety Disclosures
No information is required in response to this item.
Item 5. Other Information
No information is required in response to this item.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Item 6. Exhibits

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: June 6, 2019

Science Applications International Corporation

/s/ Charles A. Mathis
Charles A. Mathis Executive Vice President and Chief Financial Officer