Form 10-Q
period 2019-08-02
Science Applications International Corp
filed 2019-09-06
CIK 1571123

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
Form 10-Q
_________________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 2, 2019
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
703-676-4300
_________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.0001 per share	SAIC	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The number of shares issued and outstanding of the registrant’s common stock as of August 23, 2019 was as follows:
57,701,393 shares of common stock ($.0001 par value per share)

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
FORM 10-Q

-i-

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
CONDENSED AND CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
	August 2, 2019	August 3, 2018	August 2, 2019	August 3, 2018
	(in millions, except per share amounts)
Revenues	$1,594	$1,115	$3,209	$2,290
Cost of revenues	1,409	1,003	2,844	2,077
Selling, general and administrative expenses	82	38	159	73
Acquisition and integration costs (Note 4)	8	—	18	—
Operating income	95	74	188	140
Interest expense	22	10	47	22
Other (income) expense, net	(1)	—	(3)	(1)
Income before income taxes	74	64	144	119
Provision for income taxes (Note 6)	(17)	(15)	(31)	(21)
Net income	$57	$49	$113	$98
Net income attributable to non-controlling interest	—	—	1	—
Net income attributable to common stockholders	$57	$49	$112	$98
Earnings per share (Note 2):
Basic	$0.97	$1.15	$1.90	$2.31
Diluted	$0.96	$1.13	$1.88	$2.26

See accompanying notes to condensed and consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
CONDENSED AND CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
	August 2, 2019	August 3, 2018	August 2, 2019	August 3, 2018
	(in millions)
Net income	$57	$49	$113	$98
Other comprehensive loss, net of tax:
Unrealized (loss) gain on derivative instruments, net of tax benefit (expense) of $12 million and $16 million for the three and six months ended August 2, 2019, respectively, and $0 million and $(1) million for the three and six months ended August 3, 2018, respectively	(35)	—	(45)	1
Reclassification adjustment for (benefits) costs realized in net income, net of tax expense (benefit) of $0 million and $0 million for the three and six months ended August 2, 2019, respectively, and $0 million and $0 million for the three and six months ended August 3, 2018, respectively	—	(1)	—	(1)
Net unrealized loss on derivative instruments	(35)	(1)	(45)	—
Total other comprehensive loss, net of tax	(35)	(1)	(45)	—
Comprehensive income	$22	$48	$68	$98
Comprehensive income attributable to non-controlling interest	—	—	1	—
Comprehensive income attributable to common stockholders	$22	$48	$67	$98

See accompanying notes to condensed and consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
CONDENSED AND CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	August 2, 2019	February 1, 2019
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$179	$237
Receivables, net	1,033	1,050
Inventory, prepaid expenses and other current assets	130	146
Total current assets	1,342	1,433
Goodwill	2,120	2,120
Intangible assets (net of accumulated amortization of $127 million and $79 million at August 2, 2019 and February 1, 2019, respectively)	754	803
Property, plant, and equipment (net of accumulated depreciation of $172 million and $159 million at August 2, 2019 and February 1, 2019, respectively)	97	103
Other assets	314	104
Total assets	$4,627	$4,563

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$738	$632
Accrued payroll and employee benefits	259	241
Long-term debt, current portion (Note 7)	151	24
Total current liabilities	1,148	897
Long-term debt, net of current portion (Note 7)	1,887	2,065
Other long-term liabilities	243	102
Commitments and contingencies (Note 11)
Equity:
Common stock, $.0001 par value, 1 billion shares authorized, 58 million and 60 million shares issued and outstanding as of August 2, 2019 and February 1, 2019, respectively	—	—
Additional paid-in capital	963	1,132
Retained earnings	435	367
Accumulated other comprehensive loss	(59)	(14)
Total common stockholders' equity	1,339	1,485
Non-controlling interest	10	14
Total stockholders' equity	1,349	1,499
Total liabilities and stockholders' equity	$4,627	$4,563

See accompanying notes to condensed and consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
CONDENSED AND CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

	Shares of common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss) income	Non-controlling interest	Total
	(in millions)
Balance at May 3, 2019	59	$1,086	$400	$(24)	$11	$1,473
Net income	—	—	57	—	—	57
Issuances of stock	—	3	—	—	—	3
Other comprehensive loss, net of tax	—	—	—	(35)	—	(35)
Cash dividends of $0.37 per share	—	—	(22)	—	—	(22)
Stock-based compensation	—	9	—	—	—	9
Repurchases of stock	(1)	(135)	—	—	—	(135)
Distributions to non-controlling interest	—	—	—	—	(1)	(1)
Balance at August 2, 2019	58	$963	$435	$(59)	$10	$1,349

Balance at February 1, 2019	60	$1,132	$367	$(14)	$14	$1,499
Net income	—	—	112	—	1	113
Issuances of stock	—	6	—	—	—	6
Other comprehensive loss, net of tax	—	—	—	(45)	—	(45)
Cash dividends of $0.74 per share	—	—	(44)	—	—	(44)
Stock-based compensation	—	5	—	—	—	5
Repurchases of stock	(2)	(180)	—	—	—	(180)
Distributions to non-controlling interest	—	—	—	—	(5)	(5)
Balance at August 2, 2019	58	$963	$435	$(59)	$10	$1,349

Balance at May 4, 2018	43	$—	$320	$5	$—	$325
Net income	—	—	49	—	—	49
Issuances of stock	—	2	—	—	—	2
Other comprehensive loss, net of tax	—	—	—	(1)	—	(1)
Cash dividends of $0.31 per share	—	—	(14)	—	—	(14)
Stock-based compensation	—	6	—	—	—	6
Balance at August 3, 2018	43	$8	$355	$4	$—	$367

Balance at February 2, 2018	43	$—	$323	$4	$—	$327
Cumulative impact from adopting ASC 606 on February 3, 2018	—	—	3	—	—	3
Net income	—	—	98	—	—	98
Issuances of stock	1	4	—	—	—	4
Cash dividends of $0.62 per share	—	—	(27)	—	—	(27)
Stock-based compensation	—	4	(9)	—	—	(5)
Repurchases of stock	(1)	—	(33)	—	—	(33)
Balance at August 3, 2018	43	$8	$355	$4	$—	$367

See accompanying notes to condensed and consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
CONDENSED AND CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	August 2, 2019	August 3, 2018
	(in millions)
Cash flows from operating activities:
Net income	$113	$98
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	70	22
Deferred income taxes	16	—
Stock-based compensation expense	20	16
Increase (decrease) resulting from changes in operating assets and liabilities:
Receivables	17	(34)
Inventory, prepaid expenses and other current assets	11	6
Other assets	27	(12)
Accounts payable and accrued liabilities	21	(36)
Accrued payroll and employee benefits	18	13
Other long-term liabilities	(40)	3
Net cash provided by operating activities	273	76
Cash flows from investing activities:
Expenditures for property, plant, and equipment	(14)	(18)
Purchases of marketable securities	(22)	—
Sales of marketable securities	2	—
Other	(3)	1
Net cash used in investing activities	(37)	(17)
Cash flows from financing activities:
Dividend payments to stockholders	(44)	(27)
Principal payments on borrowings	(155)	(17)
Issuances of stock	5	3
Stock repurchased and retired or withheld for taxes on equity awards	(195)	(55)
Proceeds from borrowings	100	—
Debt issuance costs	—	(1)
Distributions to non-controlling interest	(5)	—
Net cash used in financing activities	(294)	(97)
Net decrease in cash, cash equivalents and restricted cash	(58)	(38)
Cash, cash equivalents and restricted cash at beginning of period	246	152
Cash, cash equivalents and restricted cash at end of period (Note 1)	$188	$114

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
Non-controlling Interest. As a result of the acquisition of Engility, the Company holds a 50.1% majority interest in Forfeiture Support Associates J.V. (FSA). The results of operations of FSA are included in the Company's condensed and consolidated statements of income and comprehensive income. The non-controlling interest reported on the condensed and consolidated balance sheets represents the portion of FSA's equity that is attributable to the non-controlling interest.
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
Marketable Securities
Investments in marketable securities consist of equity securities which are recorded at fair value using observable inputs such as quoted prices in active markets (Level 1). As of August 2, 2019 and February 1, 2019, the fair value of our investments total $25 million and $4 million, respectively, and was included in other assets on the condensed and consolidated balance sheets. The Company's investments are primarily held in a custodial account, which includes investments to fund our deferred compensation plan liabilities.
Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the condensed and consolidated balance sheets for the periods presented:

	August 2, 2019	February 1, 2019
	(in millions)
Cash and cash equivalents	$179	$237
Restricted cash included in other assets	9	9
Cash, cash equivalents and restricted cash	$188	$246

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
Other Accounting Standards Updates effective after August 2, 2019 are not expected to have a material effect on the Company’s financial statements.
Note 2—Earnings Per Share:
Basic earnings per share (EPS) is computed by dividing net income attributable to common stockholders by the basic weighted-average number of shares outstanding. Diluted EPS is computed similarly to basic EPS, except the weighted-average number of shares outstanding is increased to include the dilutive effect of outstanding stock options and other stock-based awards.
A reconciliation of the weighted-average number of shares outstanding used to compute basic and diluted EPS was:

	Three Months Ended		Six Months Ended
	August 2, 2019	August 3, 2018	August 2, 2019	August 3, 2018
	(in millions)
Basic weighted-average number of shares outstanding	58.6	42.5	59.0	42.4
Dilutive common share equivalents - stock options and other stock-based awards	0.5	0.7	0.6	0.9
Diluted weighted-average number of shares outstanding	59.1	43.2	59.6	43.3

The following stock-based awards were excluded from the weighted-average number of shares outstanding used to compute diluted EPS:

	Three Months Ended		Six Months Ended
	August 2, 2019	August 3, 2018	August 2, 2019	August 3, 2018
	(in millions)
Antidilutive stock options excluded	0.3	0.1	0.3	0.2

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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Aggregate changes in these estimates increased operating income by $4 million ($0.05 per diluted share) and $12 million ($0.16 per diluted share) for the three and six months ended August 2, 2019, respectively, increased operating income by $2 million ($0.03 per diluted share) for the three months ended August 3, 2018, and decreased operating income by $3 million ($0.05 per diluted share) for the six months ended August 3, 2018. Changes in these estimates increased net income by $3 million and $9 million for the three and six months ended August 2, 2019, respectively. In addition, revenues were $5 million and $14 million higher for the three and six months ended August 2, 2019, respectively, due to net revenue recognized from performance obligations satisfied in prior periods.
Disaggregation of Revenues
The Company's revenues are generated primarily from long-term contracts with the U.S. government including subcontracts with other contractors engaged in work for the U.S. government. The Company disaggregates revenues by customer, contract-type and prime vs. subcontractor to the federal government.
Disaggregated revenues by customer were as follows:

	Three Months Ended		Six Months Ended
	August 2, 2019	August 3, 2018	August 2, 2019	August 3, 2018
	(in millions)
Department of Defense	$846	$678	$1,710	$1,424
Other federal government agencies	716	417	1,438	830
Commercial, state and local	32	20	61	36
Total	$1,594	$1,115	$3,209	$2,290
Disaggregated revenues by contract-type were as follows:

	Three Months Ended		Six Months Ended
	August 2, 2019	August 3, 2018	August 2, 2019	August 3, 2018
	(in millions)
Cost reimbursement	$918	$532	$1,839	$1,065
Time and materials (T&M)	321	295	646	610
Firm-fixed price (FFP)	355	288	724	615
Total	$1,594	$1,115	$3,209	$2,290
Disaggregated revenues by prime vs. subcontractor were as follows:

	Three Months Ended		Six Months Ended
	August 2, 2019	August 3, 2018	August 2, 2019	August 3, 2018
	(in millions)
Prime contractor to federal government	$1,405	$1,014	$2,839	$2,091
Subcontractor to federal government	157	81	309	163
Other	32	20	61	36
Total	$1,594	$1,115	$3,209	$2,290

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Contract Balances
Contract balances for the periods presented were as follows:

	Balance Sheet line item	August 2, 2019	February 1, 2019
		(in millions)
Billed and billable receivables, net(1)	Receivables, net	$760	$740
Contract assets - unbillable receivables	Receivables, net	273	310
Contract assets - contract retentions	Other assets	16	13
Contract liabilities - current	Accounts payable and accrued liabilities	34	34
Contract liabilities - non-current	Other long-term liabilities	$9	$6

(1)	Net of allowance for doubtful accounts of $2 million as of August 2, 2019 and February 1, 2019.
During the six months ended August 2, 2019 and August 3, 2018, the Company recognized revenues of $19 million and $9 million relating to amounts that were included in the opening balance of contract liabilities as of February 1, 2019 and February 3, 2018, respectively. $6 million in revenues were recognized for the three months ended August 2, 2019, relating to amounts that were included in the opening balance of contract liabilities - current as of February 1, 2019.
Deferred Costs
Deferred costs for the periods presented were as follows:

	Balance Sheet line item	August 2, 2019	February 1, 2019
		(in millions)
Pre-contract costs	Inventory, prepaid expenses and other current assets	$—	$1
Fulfillment costs - non-current	Other assets	$13	$13

Pre-contract costs of $1 million were expensed during the six months ended August 2, 2019 and $2 million were expensed during the three and six months ended August 3, 2018, respectively. Fulfillment costs of $1 million and $2 million were amortized during the three and six months ended August 2, 2019, respectively.
Remaining Performance Obligations
As of August 2, 2019, the Company had $4.2 billion of remaining performance obligations. Remaining performance obligations exclude any variable consideration that is allocated entirely to unsatisfied performance obligations on our supply chain contracts. The Company expects to recognize revenue on approximately 80% of the remaining performance obligations over the next 12 months and approximately 90% over the next 24 months, with the remaining recognized thereafter.

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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
The purchase price was allocated, on a preliminary basis, among assets acquired and liabilities assumed at fair value on the acquisition date, January 14, 2019, based on the best available information, with the excess purchase price recorded as goodwill. As of August 2, 2019, the Company had not finalized the determination of fair values allocated to various assets and liabilities, including, but not limited to, receivables, other current assets, deferred tax assets, property, plant, and equipment, other accrued liabilities and goodwill. The allocation of the purchase price is subject to change as the Company continues to obtain and assess relevant information that existed as of the acquisition date, including but not limited to, information pertaining to Engility’s historical government compliance accounting practices, legal proceedings, reserves, income taxes, contracts with customers, and pre-acquisition contingencies. The Company expects to have sufficient information available to resolve these items by the fourth quarter of fiscal 2020, which could potentially result in changes in assets or liabilities on Engility’s opening balance sheet and an adjustment to goodwill. The purchase accounting entries were recorded on a preliminary basis as follows:

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
The following table summarizes the fair value of intangible assets and the related weighted-average useful lives:

	Amount	Weighted-Average Amortization Period
	(in millions)	(in years)
Backlog	$30	1
Developed technology	2	10
Customer relationships	616	14
Total intangible assets	$648	13

The Company incurred $136 million in costs associated with the acquisition and integration of Engility. Acquisition-related expenses, all of which were incurred in fiscal year 2019, were $63 million including $31 million of debt issue costs, and $2 million in stock issue costs.
For the three and six months ended August 2, 2019, the Company incurred $8 million and $18 million, respectively, of costs in connection with the integration of Engility, primarily for strategic consulting services, severance costs, and other integration-related costs. The Company did not incur any acquisition and integration costs for the three and six months ended August 3, 2018. These costs are included in acquisition and integration costs on the condensed and consolidated statements of income.

Note 5—Stock-Based Compensation:
Stock Options
During the six months ended August 2, 2019, the Company granted certain employees 0.1 million stock options with a weighted-average exercise price and weighted-average grant date fair value of $75.43 and $16.82, respectively. These options will expire on the seventh anniversary of the grant date and will vest ratably on each anniversary of the grant date over a three-year period.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Restricted Stock Units (RSUs)
During the six months ended August 2, 2019, the Company granted certain employees 0.4 million RSUs with a weighted-average grant date fair value of $75.34, which will vest ratably on each anniversary of the grant date over a three-year period.
Performance Shares
During the six months ended August 2, 2019, the Company granted to certain employees 0.1 million performance share awards with a grant date fair value of $79.04 per award. These awards will cliff vest at the end of the third fiscal year following the grant date, subject to meeting the minimum service requirements and the achievement of certain annual and cumulative financial metrics of the Company’s performance, with the number of shares ultimately issued, if any, ranging up to 150% of the specified target shares.
Note 6—Income Taxes:
The Company's effective income tax rate was 23.3% and 21.6% for the three and six months ended August 2, 2019, respectively, and 23.1% and 17.2% for the three and six months ended August 3, 2018, respectively. The Company's effective tax rate was higher for the six months ended August 2, 2019 compared to the prior year period due principally to lower excess tax benefits related to employee share-based compensation. Tax rates for the periods ended August 2, 2019 were lower than the combined federal and state statutory rates due principally to excess tax benefits related to employee share-based compensation, research and development credits, partially offset by permanent book tax differences.
As of August 2, 2019, the balance of unrecognized tax benefits included liabilities for uncertainty in income taxes of $14 million, which is classified as other long-term liabilities on the condensed and consolidated balance sheets. Of this balance, $12 million, if recognized, would impact the effective income tax rate for the Company. While the
Company believes it has adequate accruals for uncertainty in income taxes, the tax authorities, on review of the Company’s tax filings, may determine that the Company owes taxes in excess of recorded accruals, or the recorded accruals may be in excess of the final settlement amounts agreed to by tax authorities. Although the timing of such reviews is not certain, we believe it is reasonably possible that $2 million to $4 million of unrecognized tax benefits will reverse in the next 12 months due to the resolution of a tax authority examination and approximately $2 million as a result of statute of limitations expirations, along with associated interest and penalties.
Note 7—Debt Obligations:
The Company’s long-term debt as of the dates presented was as follows:

	August 2, 2019					February 1, 2019
	Stated interest rate	Effective interest rate	Principal	Unamortized debt issuance costs	Net	Principal	Unamortized debt issuance costs	Net
			(in millions)
Term Loan A Facility due October 2023	3.73%	4.07%	$918	$(10)	$908	$1,068	$(14)	$1,054
Term Loan B Facility due October 2025	3.98%	4.19%	1,042	(12)	1,030	1,047	(12)	1,035
Revolving Credit Facility due October 2023	3.86%		100	—	100	—	—	—
Total long-term debt			$2,060	$(22)	$2,038	$2,115	$(26)	$2,089
Less current portion			151	—	151	24	—	24
Total long-term debt, net of current portion			$1,909	$(22)	$1,887	$2,091	$(26)	$2,065

As of August 2, 2019, the Company has a $2.4 billion credit facility (the Credit Facility) consisting of a $400 million secured Revolving Credit Facility with an available capacity of $300 million for additional borrowings, a $918 million secured Term Loan A Facility, and a $1,042 million secured Term Loan B Facility (together, the Term Loan Facilities). As of August 2, 2019, the outstanding principal under the Revolving Credit Facility was classified as

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

current portion of long-term debt on the condensed and consolidated balance sheets. Subsequent to quarter end, the Company repaid $50 million on the Revolving Credit Facility.
As of August 2, 2019, the Company was in compliance with the covenants under its Credit Facility.
As of August 2, 2019 and February 1, 2019, the carrying value of the Company’s outstanding debt obligations approximated its fair value. The fair value of long-term debt is calculated using Level 2 inputs, based on interest rates available for debt with terms and maturities similar to the Company’s term loan facilities.
Note 8—Derivative Instruments Designated as Cash Flow Hedges:
The Company’s derivative instruments designated as cash flow hedges consist of:

					Liability Fair Value(1) at
	Notional Amount at August 2, 2019	Pay Fixed Rate	Receive Variable Rate	Settlement and Termination	August 2, 2019	February 1, 2019
	(in millions)				(in millions)
Interest rate swaps #1	$328	2.78%	1-month LIBOR	Monthly through July 30, 2021	$(6)	$(2)
Interest rate swaps #2	500	3.07%	1-month LIBOR	Monthly through October 31, 2025	(56)	(21)
Interest rate swaps #3	525	2.49%	1-month LIBOR	Monthly through October 31, 2023	(21)	(1)
Total	$1,353				$(83)	$(24)

(1)	The fair value of the fixed interest rate swaps liability is included in accounts payable and accrued liabilities on the condensed and consolidated balance sheets.
The Company is party to fixed interest rate swap instruments that are designated and accounted for as cash flow hedges to manage risks associated with interest rate fluctuations on a portion of the Company’s floating rate debt. The counterparties to all swap agreements are financial institutions. See Note 9 for the unrealized change in fair values on cash flow hedges recognized in other comprehensive loss and the amounts reclassified from accumulated other comprehensive loss into earnings for the current and comparative periods presented. The Company estimates that it will reclassify $10 million of unrealized losses from accumulated other comprehensive loss into earnings in the twelve months following August 2, 2019.
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

Pre-Tax Amount
Unrealized Gains (Losses) on Fixed Interest Rate Swap Cash Flow Hedges(1)
(in millions)
Three months ended August 2, 2019
Balance at May 3, 2019	$(33)
Other comprehensive loss before reclassifications	(47)
Amounts reclassified from accumulated other comprehensive loss	—
Net other comprehensive loss	(47)
Balance at August 2, 2019	$(80)

Three months ended August 3, 2018
Balance at May 4, 2018	$7
Other comprehensive income before reclassifications	—
Amounts reclassified from accumulated other comprehensive income	(1)
Net other comprehensive loss	(1)
Balance at August 3, 2018	$6

Six months ended August 2, 2019
Balance at February 1, 2019	$(19)
Other comprehensive loss before reclassifications	(61)
Amounts reclassified from accumulated other comprehensive loss	—
Net other comprehensive loss	(61)
Balance at August 2, 2019	$(80)

Six months ended August 3, 2018
Balance at February 2, 2018	$5
Other comprehensive income before reclassifications	2
Amounts reclassified from accumulated other comprehensive income	(1)
Net other comprehensive income	1
Balance at August 3, 2018	$6

(1)	The amount reclassified from accumulated other comprehensive loss is included in interest expense.
Note 10—Leases:
The Company occupies most of its facilities under operating leases. Certain equipment also is leased under short-term or cancelable operating leases.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
Total operating lease cost is comprised of the following:

		Three Months Ended	Six Months Ended
	Income Statement line item(s)	August 2, 2019	August 2, 2019
		(in millions)
Operating lease cost	Cost of revenues and selling, general and administrative expenses	$17	$33
Variable lease cost	Cost of revenues and selling, general and administrative expenses	3	7
Short-term lease cost	Cost of revenues and selling, general and administrative expenses	1	2
Sublease income	Cost of revenues and selling, general and administrative expenses	(1)	(2)
Total lease cost		$20	$40

The Company's ROU assets and lease liabilities consisted of the following:

	Balance Sheet line item	August 2, 2019
		(in millions)
Operating lease ROU asset	Other assets	$184

Operating lease current liability	Accounts payable and accrued liabilities	43
Operating lease non-current liability	Other long-term liabilities	155
Total operating lease liabilities		$198

Other supplemental operating lease information consists of the following:

As of and for the six months ended
August 2, 2019
(dollars in millions)
Cash paid for amounts included in the measurement of operating lease liabilities	$33
ROU assets obtained in exchange for new operating lease obligations	$43
Weighted-average remaining lease term	5 years
Weighted-average discount rate	4.3%

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Maturities of operating lease liabilities as of August 2, 2019 were as follows:

Fiscal Year Ending	Total
(in millions)
Remainder of 2020	$25
2021	51
2022	44
2023	27
2024	23
Thereafter	57
Total minimum lease payments	227
Less: imputed interest	(29)
Present value of operating lease liabilities	$198

As of August 2, 2019, the Company has rental commitments of $1 million for facility leases that have not yet commenced. These operating leases are expected to commence in fiscal 2020 and have a weighted-average lease term of approximately 6 years.
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
The Company has recorded reserves for estimated net amounts to be refunded to customers for potential adjustments for indirect cost audits and compliance with Cost Accounting Standards. As of August 2, 2019, the Company has recorded a total liability of $68 million for estimated net amounts to be refunded to customers for potential adjustments from audits of contract costs, which is presented in accounts payable and accrued liabilities on the condensed and consolidated balance sheets. Any additional amounts which may be determined to be owed for periods prior to the separation will be allocated to former Parent and the Company in proportions determined in accordance with the Distribution Agreement.
Letters of Credit and Surety Bonds
The Company has outstanding obligations relating to letters of credit of $11 million as of August 2, 2019, principally related to guarantees on insurance policies. The Company also has outstanding obligations relating to surety bonds in the amount of $18 million, principally related to performance and payment bonds on the Company’s contracts.

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
In July 2019, Congress passed, and the President signed, legislation that would increase the caps for GFY 2020 and GFY 2021 by a total of $323 billion. GFY 2020 and GFY 2021 are the final two years of the BCA limits on discretionary spending, so enactment of this measure effectively ends the threat of sequestration going forward (there remain caps for additional years on certain mandatory spending accounts, but these have little to no effect on our business). The cap increases also were paired with an extension of the federal debt limit until July 31, 2021, postponing the threat of a federal government default.
While the cap increases prevent sequestration under the BCA, Congress has not yet passed any GFY 2020 appropriations measures. This makes it likely that one or more continuing resolutions (CRs) will be necessary to fund the government past September 30, and there remains a possibility that political and policy disputes could result in a full or partial government shutdown later this year.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Adverse changes in fiscal and economic conditions could materially impact our business. In addition to the ongoing threat of shutdowns, future Congresses could choose to reduce overall spending levels or fail to increase the federal debt limit.
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
Despite the budget and competitive pressures affecting the industry, we believe we are well-positioned to protect and expand existing customer relationships and benefit from opportunities that we have not previously pursued. Our scale, size, and prime contractor leadership position are expected to help differentiate us from our competitors, especially on large contract opportunities. We believe our long-term, trusted customer relationships and deep technical expertise provide us with the sophistication to handle highly complex, mission-critical contracts. SAIC’s value proposition is found in the proven ability to serve as a trusted adviser to our customers. In doing so, we leverage our expertise and scale to help them execute their mission.
We succeed as a business based on the solutions we deliver, our past performance, and our ability to compete on price. Our solutions are inspired through innovation based on adoption of best practices and technology integration of the best capabilities available. Our past performance was achieved by employees dedicated to supporting our customers’ most challenging missions. Our current cost structure and ongoing efforts to reduce costs by strategic sourcing and developing repeatable offerings are expected to allow us to compete effectively on price in an evolving environment. Our ability to be competitive in the future will continue to be driven by our reputation for successful program execution, competitive cost structure, and efficiencies in assigning the right people, at the right time, in support of our contracts.
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Results of Operations
The primary financial performance measures we use to manage our business and monitor results of operations are revenues, operating income, and cash flows from operating activities. The following table summarizes our results of operations:

	Three Months Ended			Six Months Ended
	August 2, 2019	Percent change	August 3, 2018	August 2, 2019	Percent change	August 3, 2018
	(in millions)
Revenues	$1,594	43%	$1,115	$3,209	40%	$2,290
Cost of revenues	1,409	40%	1,003	2,844	37%	2,077
As a percentage of revenues	88.4%		90.0%	88.6%		90.7%
Selling, general and administrative expenses	82	116%	38	159	118%	73
Acquisition and integration costs	8	100%	—	18	100%	—
Operating income	95	28%	74	188	34%	140
As a percentage of revenues	6.0%		6.6%	5.9%		6.1%
Net income attributable to common stockholders	$57	16%	$49	$112	14%	$98
Net cash provided by (used in) operating activities	$95	892%	$(12)	$273	259%	$76
Revenues. Revenues increased $479 million or 43.0% for the three months ended August 2, 2019 as compared to the same period in the prior year due to the acquisition of Engility. Adjusting for the impact of acquired revenues, revenues were consistent with the prior year quarter.
Revenues increased $919 million or 40.1% for the six months ended August 2, 2019 as compared to the same period in the prior year due to the acquisition of Engility. Adjusting for the impact of acquired revenues, revenues contracted 1.4%, attributable to humanitarian relief materials in the prior year and the effect of acquisition related dis-synergies.
Cost of Revenues. Cost of revenues increased $406 million for the three months ended August 2, 2019 as compared to the same period in the prior year primarily due to the acquisition of Engility. Cost of revenues as a percentage of revenues decreased from 90.0% in the prior year quarter to 88.4%, as a result of the acquisition of Engility.
Cost of revenues increased $767 million for the six months ended August 2, 2019 as compared to the same period in the prior year primarily due to the acquisition of Engility. Cost of revenues as a percentage of revenues decreased from 90.7% in the prior year quarter to 88.6%, due to the Engility acquisition and improved performance across our portfolio including higher net favorable changes in estimates related to performance obligations satisfied over time ($15 million).
Selling, General and Administrative Expenses. SG&A increased $44 million for the three months ended August 2, 2019 as compared to the same period in the prior year primarily due to the acquisition of Engility ($21 million) and related intangible asset amortization ($19 million).
SG&A increased $86 million for the six months ended August 2, 2019 as compared to the same period in the prior year primarily due to the acquisition of Engility ($44 million) and related intangible asset amortization ($39 million).
Operating Income. Operating income as a percentage of revenues of 6.0% for the three months ended August 2, 2019 decreased from 6.6% in the comparable prior year period due to increased intangible asset amortization and acquisition and integration costs related to the acquisition of Engility, partially offset by cost synergies.
Operating income as a percentage of revenues decreased to 5.9% for the six months ended August 2, 2019 from 6.1% in the comparable prior year period primarily due to increased intangible asset amortization and acquisition and integration costs related to the Engility acquisition, partially offset by cost synergies and improved performance across our portfolio.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Net Income Attributable to Common Stockholders. Net income attributable to common stockholders for the three months ended August 2, 2019 increased $8 million as compared to the same period in the prior year primarily due to increased operating income ($16 million, net of tax), partially offset by higher interest expense.
Net income attributable to common stockholders for the six months ended August 2, 2019 increased $14 million as compared to the same period in the prior year due to higher operating income ($40 million, net of tax), partially offset by higher interest expense and a higher effective tax rate.
Net Cash Provided by Operating Activities. Net cash provided by operating activities was $273 million for the six months ended August 2, 2019, an increase of $197 million compared to the prior year, primarily due to cash provided from the operating activities of Engility, strong customer collections across several programs, and customer collections recouped from the U.S. federal government partial shutdown that occurred in the fourth quarter of fiscal 2019.
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
EBITDA and adjusted EBITDA for the periods presented were calculated as follows:

	Three Months Ended		Six Months Ended
	August 2, 2019	August 3, 2018	August 2, 2019	August 3, 2018
	(in millions)
Net income	$57	$49	$113	$98
Interest expense	22	10	47	22
Interest income	(1)	—	(2)	(1)
Provision for income taxes	17	15	31	21
Depreciation and amortization	33	10	66	20
EBITDA	128	84	255	160
EBITDA as a percentage of revenues	8.0%	7.5%	7.9%	7.0%
Acquisition and integration costs	8	—	18	—
Recovery of acquisition and integration costs(1)	(2)	—	(4)	—
Adjusted EBITDA	$134	$84	$269	$160
Adjusted EBITDA as a percentage of revenues	8.4%	7.5%	8.4%	7.0%

(1)	Adjustment to reflect the portion of acquisition and integration costs recovered through the Company's indirect rates in accordance with Cost Accounting Standards.
Adjusted EBITDA for the three months ended August 2, 2019 increased to 8.4% of revenues from 7.5% of revenues for the prior year driven by the acquisition of Engility and cost synergies related to the acquisition.
Adjusted EBITDA for the six months ended August 2, 2019 increased to 8.4% of revenues from 7.0% of revenues for the prior year, driven by the acquisition of Engility, cost synergies related to the acquisition and improved performance across our portfolio including higher net favorable changes in estimates related to performance obligations satisfied over time.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

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
The estimated value of our total backlog as of the dates presented was:

	August 2, 2019	February 1, 2019
	(in millions)
Funded backlog	$2,593	$2,753
Negotiated unfunded backlog	11,329	11,048
Total backlog	$13,922	$13,801
We had net bookings worth an estimated $1.9 billion and $3.3 billion during the three and six months ended August 2, 2019. Total backlog at the end of the second quarter is consistent with our total backlog at prior year end.

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

	Six Months Ended
	August 2, 2019	August 3, 2018
Cost reimbursement	57%	46%
Time and materials (T&M)	20%	27%
Firm-fixed price (FFP)	23%	27%
Total	100%	100%
Our contract mix for the six months ended August 2, 2019 reflects an increase in cost reimbursement type contracts due the acquisition of Engility, which historically had a higher proportion of cost reimbursement type contracts, and a change in contract type on a significant contract supporting the Department of Defense.
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

	Three Months Ended		Six Months Ended
	August 2, 2019	August 3, 2018	August 2, 2019	August 3, 2018
	(as a % of cost of revenues)
Labor-related cost of revenues	55%	48%	55%	47%
Subcontractor-related cost of revenues	30%	32%	29%	32%
Supply chain materials-related cost of revenues	10%	14%	11%	15%
Other materials-related cost of revenues	5%	6%	5%	6%
Cost of revenues mix for the three and six months ended August 2, 2019 reflects an increase in labor-related content due to the acquisition of Engility, which historically had a higher proportion of such costs.
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Historical Cash Flow Trends
The following table summarizes our cash flows:

	Six Months Ended
	August 2, 2019	August 3, 2018
	(in millions)
Net cash provided by operating activities	$273	$76
Net cash used in investing activities	(37)	(17)
Net cash used in financing activities	(294)	(97)
Net decrease in cash, cash equivalents and restricted cash	$(58)	$(38)
Net Cash Provided by Operating Activities. Refer to “Results of Operations” above for a discussion of the changes in cash provided by operating activities between the six months ended August 2, 2019 and the comparable prior year period.
Net Cash Used in Investing Activities. Cash used in investing activities for the six months ended August 2, 2019 increased compared to the prior year period due to purchases of marketable securities, partially offset by lower capital expenditures for property, plant, and equipment.
Net Cash Used in Financing Activities. Cash used in financing activities for the six months ended August 2, 2019 increased compared to the prior year period primarily due to $150 million of voluntary principal prepayments on the Term Loan A Facility, increase in stock repurchased and retired or withheld for taxes on equity awards and an increase in dividend payments to stockholders, partially offset by proceeds from borrowings on our revolver.
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
There have been no changes to our existing critical accounting policies, other than our accounting policy on leases, during the six months ended August 2, 2019 from those disclosed in our most recently filed Annual Report on Form 10-K. We revised our accounting policy on leases in conjunction with our adoption of Accounting Standards Update No. 2016-02. See Note 10 of the notes to the condensed and consolidated financial statements contained within this report.
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Item 4. Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) and have concluded that as of August 2, 2019, these controls and procedures were operating and effective.
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
The following table presents repurchases of our common stock during the three months ended August 2, 2019:

Period(1)	Total Number of Shares (or Units) Purchased(2)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(3)
May 4, 2019 - June 7, 2019	267,651	$77.50	257,620	5,973,854
June 8, 2019 - July 5, 2019(4)	1,326,215	85.66	1,322,915	4,650,939
July 6, 2019 - August 2, 2019	1,073	86.56	—	4,650,939
Total	1,594,939	$84.29	1,580,535

(1)	Date ranges represent our fiscal periods during the current quarter. Our fiscal quarters typically consist of one five-week period and two four-week periods.

(2)
Includes shares purchased on surrender by stockholders of previously owned shares to satisfy minimum statutory tax withholding obligations related to stock option exercises and vesting of stock awards in addition to shares purchased under our publicly announced plans or programs.

(3)
On March 27, 2019, the number of shares that may be purchased increased by approximately 4.6 million shares, bringing the total authorized shares to be repurchased under the plan to approximately 16.4 million shares. As of August 2, 2019, we have repurchased approximately 11.8 million shares of common stock under the program.

(4)	On July 2, 2019 we made a negotiated share repurchase under our existing plan for $100 million or approximately 1.2 million shares.
Item 3. Defaults Upon Senior Securities
No information is required in response to this item.
Item 4. Mine Safety Disclosures
No information is required in response to this item.
Item 5. Other Information
No information is required in response to this item.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Item 6. Exhibits

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	The cover page from this Quarterly Report on Form 10-Q, formatted as Inline XBRL.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: September 5, 2019

Science Applications International Corporation

/s/ Charles A. Mathis
Charles A. Mathis Executive Vice President and Chief Financial Officer