Form 10-Q
period 2019-11-01
Science Applications International Corp
filed 2019-12-06
CIK 1571123

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
Form 10-Q
_________________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 1, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The number of shares issued and outstanding of the registrant’s common stock as of November 22, 2019 was as follows:
57,723,783 shares of common stock ($.0001 par value per share)

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
FORM 10-Q

-i-

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
CONDENSED AND CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	November 1, 2019	November 2, 2018	November 1, 2019	November 2, 2018
	(in millions, except per share amounts)
Revenues	$1,630	$1,177	$4,839	$3,467
Cost of revenues	1,456	1,048	4,300	3,125
Selling, general and administrative expenses	68	42	227	115
Acquisition and integration costs (Note 4)	12	14	30	14
Operating income	94	73	282	213
Interest expense	22	16	69	38
Other (income) expense, net	(1)	(1)	(4)	(2)
Income before income taxes	73	58	217	177
Provision for income taxes (Note 6)	(17)	(10)	(48)	(31)
Net income	$56	$48	$169	$146
Net income attributable to non-controlling interest	1	—	2	—
Net income attributable to common stockholders	$55	$48	$167	$146
Earnings per share (Note 2):
Basic	$0.95	$1.13	$2.85	$3.44
Diluted	$0.94	$1.11	$2.82	$3.37

See accompanying notes to condensed and consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
CONDENSED AND CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	November 1, 2019	November 2, 2018	November 1, 2019	November 2, 2018
	(in millions)
Net income	$56	$48	$169	$146
Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on derivative instruments, net of tax benefit (expense) of $1 million and $17 million for the three and nine months ended November 1, 2019, respectively, and $0 million and $(1) million for the three and nine months ended November 2, 2018, respectively	(4)	1	(49)	2
Reclassification adjustment for (benefits) costs realized in net income, net of tax expense (benefit) of $0 million and $0 million for the three and nine months ended November 1, 2019, respectively, and $0 million and $0 million for the three and nine months ended November 2, 2018, respectively	1	—	1	(1)
Net unrealized (loss) gain on derivative instruments	(3)	1	(48)	1
Total other comprehensive (loss) income, net of tax	(3)	1	(48)	1
Comprehensive income	$53	$49	$121	$147
Comprehensive income attributable to non-controlling interest	1	—	2	—
Comprehensive income attributable to common stockholders	$52	$49	$119	$147

See accompanying notes to condensed and consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
CONDENSED AND CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	November 1, 2019	February 1, 2019
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$162	$237
Receivables, net	1,118	1,050
Inventory, prepaid expenses and other current assets	144	146
Total current assets	1,424	1,433
Goodwill	2,134	2,120
Intangible assets (net of accumulated amortization of $150 million and $79 million at November 1, 2019 and February 1, 2019, respectively)	733	803
Property, plant, and equipment (net of accumulated depreciation of $177 million and $159 million at November 1, 2019 and February 1, 2019, respectively)	94	103
Other assets	315	104
Total assets	$4,700	$4,563

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$808	$632
Accrued payroll and employee benefits	319	241
Long-term debt, current portion (Note 7)	64	24
Total current liabilities	1,191	897
Long-term debt, net of current portion (Note 7)	1,872	2,065
Other long-term liabilities	248	102
Commitments and contingencies (Note 11)
Equity:
Common stock, $.0001 par value, 1 billion shares authorized, 58 million and 60 million shares issued and outstanding as of November 1, 2019 and February 1, 2019, respectively	—	—
Additional paid-in capital	974	1,132
Retained earnings	468	367
Accumulated other comprehensive loss	(62)	(14)
Total common stockholders' equity	1,380	1,485
Non-controlling interest	9	14
Total stockholders' equity	1,389	1,499
Total liabilities and stockholders' equity	$4,700	$4,563

See accompanying notes to condensed and consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
CONDENSED AND CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

	Shares of common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss) income	Non-controlling interest	Total
	(in millions)
Balance at August 2, 2019	58	$963	$435	$(59)	$10	$1,349
Net income	—	—	55	—	1	56
Issuances of stock	—	3	—	—	—	3
Other comprehensive loss, net of tax	—	—	—	(3)	—	(3)
Cash dividends of $0.37 per share	—	—	(22)	—	—	(22)
Stock-based compensation	—	9	—	—	—	9
Repurchases of stock	—	(1)	—	—	—	(1)
Distributions to non-controlling interest	—	—	—	—	(2)	(2)
Balance at November 1, 2019	58	$974	$468	$(62)	$9	$1,389

Balance at February 1, 2019	60	$1,132	$367	$(14)	$14	$1,499
Net income	—	—	167	—	2	169
Issuances of stock	—	9	—	—	—	9
Other comprehensive loss, net of tax	—	—	—	(48)	—	(48)
Cash dividends of $1.11 per share	—	—	(66)	—	—	(66)
Stock-based compensation	—	14	—	—	—	14
Repurchases of stock	(2)	(181)	—	—	—	(181)
Distributions to non-controlling interest	—	—	—	—	(7)	(7)
Balance at November 1, 2019	58	$974	$468	$(62)	$9	$1,389

Balance at August 3, 2018	43	$8	$355	$4	$—	$367
Net income	—	—	48	—	—	48
Issuances of stock	—	1	—	—	—	1
Other comprehensive income, net of tax	—	—	—	1	—	1
Cash dividends of $0.31 per share	—	—	(13)	—	—	(13)
Stock-based compensation	—	8	—	—	—	8
Repurchases of stock	—	(1)	—	—	—	(1)
Balance at November 2, 2018	43	$16	$390	$5	$—	$411

Balance at February 2, 2018	43	$—	$323	$4	$—	$327
Cumulative impact from adopting ASC 606 on February 3, 2018	—	—	3	—	—	3
Net income	—	—	146	—	—	146
Issuances of stock	1	5	—	—	—	5
Other comprehensive income, net of tax	—	—	—	1	—	1
Cash dividends of $0.93 per share	—	—	(40)	—	—	(40)
Stock-based compensation	—	12	(9)	—	—	3
Repurchases of stock	(1)	(1)	(33)	—	—	(34)
Balance at November 2, 2018	43	$16	$390	$5	$—	$411
See accompanying notes to condensed and consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
CONDENSED AND CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	November 1, 2019	November 2, 2018
	(in millions)
Cash flows from operating activities:
Net income	$169	$146
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	103	33
Deferred income taxes	27	—
Stock-based compensation expense	29	24
Loss on extinguishment of debt	—	4
Provision for inventory	—	25
Increase (decrease) resulting from changes in operating assets and liabilities:
Receivables	(68)	(86)
Inventory, prepaid expenses and other current assets	(9)	(5)
Other assets	43	(9)
Accounts payable and accrued liabilities	78	(47)
Accrued payroll and employee benefits	78	69
Other long-term liabilities	(61)	8
Net cash provided by operating activities	389	162
Cash flows from investing activities:
Expenditures for property, plant, and equipment	(14)	(24)
Purchases of marketable securities	(23)	—
Sales of marketable securities	2	—
Other	(5)	1
Net cash used in investing activities	(40)	(23)
Cash flows from financing activities:
Dividend payments to stockholders	(65)	(40)
Principal payments on borrowings	(258)	(776)
Issuances of stock	7	5
Stock repurchased and retired or withheld for taxes on equity awards	(196)	(56)
Proceeds from borrowings	100	791
Debt issuance costs	—	(13)
Distributions to non-controlling interest	(7)	—
Net cash used in financing activities	(419)	(89)
Net (decrease) increase in cash, cash equivalents and restricted cash	(70)	50
Cash, cash equivalents and restricted cash at beginning of period	246	152
Cash, cash equivalents and restricted cash at end of period (Note 1)	$176	$202

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
Marketable Securities
Investments in marketable securities consist of equity securities which are recorded at fair value using observable inputs such as quoted prices in active markets (Level 1). As of November 1, 2019 and February 1, 2019, the fair value of our investments total $26 million and $4 million, respectively, and was included in other assets on the condensed and consolidated balance sheets. The Company's investments are primarily held in a custodial account, which includes investments to fund our deferred compensation plan liabilities.
Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the condensed and consolidated balance sheets for the periods presented:

	November 1, 2019	February 1, 2019
	(in millions)
Cash and cash equivalents	$162	$237
Restricted cash included in inventory, prepaid expenses and other current assets	4	—
Restricted cash included in other assets	10	9
Cash, cash equivalents and restricted cash	$176	$246

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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

existing contracts are or contain leases. Therefore, at adoption, existing leases have been identified using the criteria of ASC 840.
As a result of the adoption of the new standard, on February 2, 2019, the Company recognized approximately $169 million of right of use operating assets and $184 million of operating lease liabilities, of which $140 million was noncurrent. The adoption did not have a material impact on retained earnings, the condensed and consolidated statements of income, or the condensed and consolidated statements of cash flows.
In August 2018, the FASB issued ASU No. 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the capitalization requirements for implementation costs incurred in a hosting arrangement that is a service contract with the existing capitalization requirements for implementation costs incurred to develop or obtain internal-use software (Subtopic 350-40). ASU 2018-15 becomes effective for the Company in the first quarter of fiscal 2021. During the third quarter of fiscal 2020, the Company early adopted ASU 2018-15 and applied its provisions prospectively. Adoption of the standard did not have a material impact on the Company’s condensed and consolidated financial statements.
Other Accounting Standards Updates effective after November 1, 2019 are not expected to have a material effect on the Company’s financial statements.
Note 2—Earnings Per Share:
Basic earnings per share (EPS) is computed by dividing net income attributable to common stockholders by the basic weighted-average number of shares outstanding. Diluted EPS is computed similarly to basic EPS, except the weighted-average number of shares outstanding is increased to include the dilutive effect of outstanding stock options and other stock-based awards.
A reconciliation of the weighted-average number of shares outstanding used to compute basic and diluted EPS was:

	Three Months Ended		Nine Months Ended
	November 1, 2019	November 2, 2018	November 1, 2019	November 2, 2018
	(in millions)
Basic weighted-average number of shares outstanding	57.7	42.5	58.5	42.5
Dilutive common share equivalents - stock options and other stock-based awards	0.6	0.7	0.7	0.8
Diluted weighted-average number of shares outstanding	58.3	43.2	59.2	43.3

The following stock-based awards were excluded from the weighted-average number of shares outstanding used to compute diluted EPS:

	Three Months Ended		Nine Months Ended
	November 1, 2019	November 2, 2018	November 1, 2019	November 2, 2018
	(in millions)
Antidilutive stock options excluded	0.3	0.3	0.3	0.2

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
Aggregate changes in these estimates increased operating income by $3 million ($0.05 per diluted share) and $15 million ($0.20 per diluted share) for the three and nine months ended November 1, 2019, respectively, and increased operating income by $19 million ($0.33 per diluted share) and $16 million ($0.28 per diluted share) for the three and nine months ended November 2, 2018, respectively. Changes in these estimates increased net income by $3 million and $12 million for the three and nine months ended November 1, 2019, respectively. In addition, revenues were $2 million and $16 million higher for the three and nine months ended November 1, 2019, respectively, due to net revenue recognized from performance obligations satisfied in prior periods.
Disaggregation of Revenues
The Company's revenues are generated primarily from long-term contracts with the U.S. government including subcontracts with other contractors engaged in work for the U.S. government. The Company disaggregates revenues by customer, contract-type and prime vs. subcontractor to the federal government.
Disaggregated revenues by customer were as follows:

	Three Months Ended		Nine Months Ended
	November 1, 2019	November 2, 2018	November 1, 2019	November 2, 2018
	(in millions)
Department of Defense	$854	$683	$2,564	$2,107
Other federal government agencies	743	430	2,181	1,260
Commercial, state and local	33	64	94	100
Total	$1,630	$1,177	$4,839	$3,467
Disaggregated revenues by contract-type were as follows:

	Three Months Ended		Nine Months Ended
	November 1, 2019	November 2, 2018	November 1, 2019	November 2, 2018
	(in millions)
Cost reimbursement	$925	$598	$2,764	$1,663
Time and materials (T&M)	333	253	979	863
Firm-fixed price (FFP)	372	326	1,096	941
Total	$1,630	$1,177	$4,839	$3,467

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Disaggregated revenues by prime vs. subcontractor were as follows:

	Three Months Ended		Nine Months Ended
	November 1, 2019	November 2, 2018	November 1, 2019	November 2, 2018
	(in millions)
Prime contractor to federal government	$1,452	$1,032	$4,291	$3,123
Subcontractor to federal government	145	81	454	244
Other	33	64	94	100
Total	$1,630	$1,177	$4,839	$3,467

Contract Balances
Contract balances for the periods presented were as follows:

	Balance Sheet line item	November 1, 2019	February 1, 2019
		(in millions)
Billed and billable receivables, net(1)	Receivables, net	$806	$740
Contract assets - unbillable receivables	Receivables, net	312	310
Contract assets - contract retentions	Other assets	16	13
Contract liabilities - current	Accounts payable and accrued liabilities	34	34
Contract liabilities - non-current	Other long-term liabilities	$9	$6

(1)	Net of allowance for doubtful accounts of $3 million and $2 million as of November 1, 2019 and February 1, 2019, respectively.
During the nine months ended November 1, 2019 and November 2, 2018, the Company recognized revenues of $21 million and $10 million relating to amounts that were included in the opening balance of contract liabilities as of February 1, 2019 and February 3, 2018, respectively. During the three months ended November 1, 2019 and November 2, 2018, the Company recognized revenues of $2 million and $1 million relating to amounts that were included in the opening balance of contract liabilities as of February 1, 2019 and February 3, 2018.
Deferred Costs
Deferred costs for the periods presented were as follows:

	Balance Sheet line item	November 1, 2019	February 1, 2019
		(in millions)
Pre-contract costs	Inventory, prepaid expenses and other current assets	$2	$1
Fulfillment costs - non-current	Other assets	$13	$13

Pre-contract costs of $1 million were expensed during the nine months ended November 1, 2019 and $1 million and $3 million were expensed during the three and nine months ended November 2, 2018, respectively. Fulfillment costs of $1 million and $3 million were amortized during the three and nine months ended November 1, 2019 and $2 million were amortized during the three and nine months ended November 2, 2018.
Remaining Performance Obligations
As of November 1, 2019, the Company had $4.4 billion of remaining performance obligations. Remaining performance obligations exclude any variable consideration that is allocated entirely to unsatisfied performance obligations on our supply chain contracts. The Company expects to recognize revenue on approximately 80% of the remaining performance obligations over the next 12 months and approximately 95% over the next 24 months, with the remaining recognized thereafter.

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
The purchase price was allocated, on a preliminary basis, among assets acquired and liabilities assumed at fair value on the acquisition date, January 14, 2019, based on the best available information, with the excess purchase price recorded as goodwill. As of November 1, 2019, the Company had not finalized the determination of fair values allocated to various assets and liabilities, including, but not limited to, receivables, other current assets, deferred tax assets, property, plant, and equipment, other accrued liabilities and goodwill. The allocation of the purchase price is subject to change as the Company continues to obtain and assess relevant information that existed as of the acquisition date, including but not limited to, information pertaining to Engility’s historical government compliance accounting practices, legal proceedings, reserves, income taxes, contracts with customers, and pre-acquisition contingencies. The Company expects to have sufficient information available to resolve these items by the fourth quarter of fiscal 2020, which could potentially result in changes in assets or liabilities on Engility’s opening balance sheet and an adjustment to goodwill.
During the third quarter of fiscal 2020, the Company made adjustments to the preliminary purchase price resulting in a $14 million increase to goodwill. The measurement period adjustments included: $10 million decrease to other current assets associated with the valuation of pre-acquisition contingent receivables; $12 million increase to other accrued liabilities associated with Engility’s historical government compliance accounting practices; $3 million increase to customer relationship intangible assets; and, $5 million increase to deferred tax assets. The resulting impact to the Company’s condensed and consolidated statements of income and of comprehensive income were not material.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The adjusted preliminary purchase price allocation is as follows:

(in millions)
Cash and cash equivalents	$51
Receivables	351
Inventories	5
Prepaid expenses	5
Other current assets	5
Property, plant, and equipment	39
Deferred tax assets	96
Other assets	7
Intangible assets	651
Goodwill	1,271
Total assets acquired	2,481
Accounts payable	115
Accrued payroll and other employee benefits	30
Accrued vacation	39
Other accrued liabilities	70
Other long-term liabilities	54
Total liabilities assumed	308
Non-controlling interest	13
Net assets acquired	$2,160
Amount of tax deductible goodwill	$441

Goodwill represents intellectual capital and an acquired assembled work force. The Company inherited Engility's historical tax basis in deductible goodwill, certain other intangible assets, and net operating loss carryforwards.
The following table summarizes the fair value of intangible assets and the related weighted-average useful lives:

	Amount	Weighted-Average Amortization Period
	(in millions)	(in years)
Backlog	$30	1
Developed technology	2	10
Customer relationships	619	14
Total intangible assets	$651	13

For the three and nine months ended November 1, 2019, the Company incurred $12 million and $30 million, respectively, of costs in connection with the integration of Engility, primarily for strategic consulting services, severance and other employee costs, facility consolidation costs, and other integration-related costs. For the three and nine months ended November 2, 2018, acquisition-related expenses were $10 million and costs incurred in connection with the integration of Engility were $4 million. These costs are included in acquisition and integration costs on the condensed and consolidated statements of income.
Note 5—Stock-Based Compensation:
Stock Options
During the nine months ended November 1, 2019, the Company granted certain employees 0.1 million stock options with a weighted-average exercise price and weighted-average grant date fair value of $75.66 and $16.88, respectively. These options will expire on the seventh anniversary of the grant date and will vest ratably on each anniversary of the grant date over a three-year period.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Restricted Stock Units (RSUs)
During the nine months ended November 1, 2019, the Company granted certain employees 0.4 million RSUs with a weighted-average grant date fair value of $75.68, which will vest ratably on each anniversary of the grant date over a three-year period.
Performance Shares
During the nine months ended November 1, 2019, the Company granted to certain employees 0.1 million performance share awards with a grant date fair value of $79.04 per award. These awards will cliff vest at the end of the third fiscal year following the grant date, subject to meeting the minimum service requirements and the achievement of certain annual and cumulative financial metrics of the Company’s performance, with the number of shares ultimately issued, if any, ranging up to 150% of the specified target shares.
Note 6—Income Taxes:
The Company's effective income tax rate was 23.8% and 22.3% for the three and nine months ended November 1, 2019, respectively, and 17.7% and 17.4% for the three and nine months ended November 2, 2018, respectively. The Company's effective tax rate was higher for the three months ended November 1, 2019 compared to the prior year period due principally to lower excess tax benefits related to employee share-based compensation. Tax rates for the periods ended November 1, 2019 were lower than the combined federal and state statutory rates due principally to excess tax benefits related to employee share-based compensation, research and development credits, and other permanent book tax differences.
As of November 1, 2019, the balance of unrecognized tax benefits included liabilities for uncertainty in income taxes of $15 million, which is classified as other long-term liabilities on the condensed and consolidated balance sheets. Of this balance, $13 million, if recognized, would impact the effective income tax rate for the Company. While the Company believes it has adequate accruals for uncertainty in income taxes, the tax authorities, on review of the Company’s tax filings, may determine that the Company owes taxes in excess of recorded accruals, or the recorded accruals may be in excess of the final settlement amounts agreed to by tax authorities. Although the timing of such reviews is not certain, we believe it is reasonably possible that $2 million to $4 million of unrecognized tax benefits will reverse in the next 12 months due to the resolution of a tax authority examination and approximately $2 million as a result of statute of limitations expirations, along with associated interest and penalties.
Note 7—Debt Obligations:
The Company’s long-term debt as of the dates presented was as follows:

	November 1, 2019					February 1, 2019
	Stated interest rate	Effective interest rate	Principal	Unamortized debt issuance costs	Net	Principal	Unamortized debt issuance costs	Net
			(in millions)
Term Loan A Facility due October 2023	3.29%	3.62%	$918	$(10)	$908	$1,068	$(14)	$1,054
Term Loan B Facility due October 2025	3.54%	3.74%	1,039	(11)	1,028	1,047	(12)	1,035
Total long-term debt			$1,957	$(21)	$1,936	$2,115	$(26)	$2,089
Less current portion			64	—	64	24	—	24
Total long-term debt, net of current portion			$1,893	$(21)	$1,872	$2,091	$(26)	$2,065

As of November 1, 2019, the Company has a $2.4 billion credit facility (the Credit Facility) consisting of a $400 million secured Revolving Credit Facility, a $918 million secured Term Loan A Facility, and a $1,039 million secured Term Loan B Facility (together, the Term Loan Facilities). During the second quarter of fiscal 2020, the Company borrowed $100 million under the Revolving Credit Facility, which was repaid in full during the third quarter of fiscal 2020. There is no balance outstanding on the Revolving Credit Facility as of November 1, 2019. As of November 1, 2019, the Company was in compliance with the covenants under its Credit Facility.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As of November 1, 2019 and February 1, 2019, the carrying value of the Company’s outstanding debt obligations approximated its fair value. The fair value of long-term debt is calculated using Level 2 inputs, based on interest rates available for debt with terms and maturities similar to the Company’s term loan facilities.
Note 8—Derivative Instruments Designated as Cash Flow Hedges:
The Company’s derivative instruments designated as cash flow hedges consist of:

					Liability Fair Value(1) at
	Notional Amount at November 1, 2019	Pay Fixed Rate	Receive Variable Rate	Settlement and Termination	November 1, 2019	February 1, 2019
	(in millions)				(in millions)
Interest rate swaps #1	$311	2.78%	1-month LIBOR	Monthly through July 30, 2021	$(6)	$(2)
Interest rate swaps #2	500	3.07%	1-month LIBOR	Monthly through October 31, 2025	(58)	(21)
Interest rate swaps #3	525	2.49%	1-month LIBOR	Monthly through October 31, 2023	(22)	(1)
Total	$1,336				$(86)	$(24)

(1)	The fair value of the fixed interest rate swaps liability is included in accounts payable and accrued liabilities on the condensed and consolidated balance sheets.
The Company is party to fixed interest rate swap instruments that are designated and accounted for as cash flow hedges to manage risks associated with interest rate fluctuations on a portion of the Company’s floating rate debt. The counterparties to all swap agreements are financial institutions. See Note 9 for the unrealized change in fair values on cash flow hedges recognized in other comprehensive loss and the amounts reclassified from accumulated other comprehensive loss into earnings for the current and comparative periods presented. The Company estimates that it will reclassify $14 million of unrealized losses from accumulated other comprehensive loss into earnings in the twelve months following November 1, 2019.
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

Pre-Tax Amount
Unrealized Gains (Losses) on Fixed Interest Rate Swap Cash Flow Hedges(1)
(in millions)
Three months ended November 1, 2019
Balance at August 2, 2019	$(80)
Other comprehensive loss before reclassifications	(5)
Amounts reclassified from accumulated other comprehensive loss	1
Net other comprehensive loss	(4)
Balance at November 1, 2019	$(84)

Three months ended November 2, 2018
Balance at August 3, 2018	$6
Other comprehensive income before reclassifications	1
Amounts reclassified from accumulated other comprehensive income	—
Net other comprehensive income	1
Balance at November 2, 2018	$7

Nine months ended November 1, 2019
Balance at February 1, 2019	$(19)
Other comprehensive loss before reclassifications	(66)
Amounts reclassified from accumulated other comprehensive loss	1
Net other comprehensive loss	(65)
Balance at November 1, 2019	$(84)

Nine months ended November 2, 2018
Balance at February 2, 2018	$5
Other comprehensive income before reclassifications	3
Amounts reclassified from accumulated other comprehensive income	(1)
Net other comprehensive income	2
Balance at November 2, 2018	$7

(1)	The amount reclassified from accumulated other comprehensive loss is included in interest expense.
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
Total operating lease cost is comprised of the following:

		Three Months Ended	Nine Months Ended
	Income Statement line item(s)	November 1, 2019	November 1, 2019
		(in millions)
Operating lease cost	Cost of revenues and selling, general and administrative expenses	$14	$47
Variable lease cost	Cost of revenues and selling, general and administrative expenses	3	10
Short-term lease cost	Cost of revenues and selling, general and administrative expenses	1	3
Sublease income	Cost of revenues and selling, general and administrative expenses	(1)	(3)
Total lease cost		$17	$57

The Company's ROU assets and lease liabilities consisted of the following:

	Balance Sheet line item	November 1, 2019
		(in millions)
Operating lease ROU asset	Other assets	$188

Operating lease current liability	Accounts payable and accrued liabilities	40
Operating lease non-current liability	Other long-term liabilities	161
Total operating lease liabilities		$201

Other supplemental operating lease information consists of the following:

As of and for the nine months ended
November 1, 2019
(dollars in millions)
Cash paid for amounts included in the measurement of operating lease liabilities	$49
ROU assets obtained in exchange for new operating lease obligations	$63
Weighted-average remaining lease term	5 years
Weighted-average discount rate	4.3%

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Maturities of operating lease liabilities as of November 1, 2019 were as follows:

Fiscal Year Ending	Total
(in millions)
Remainder of 2020	$5
2021	55
2022	48
2023	30
2024	27
Thereafter	63
Total minimum lease payments	228
Less: imputed interest	(27)
Present value of operating lease liabilities	$201

As of November 1, 2019, the Company has rental commitments of $20 million for facility leases that have not yet commenced. These operating leases are expected to commence in fiscal 2020 and have a weighted-average lease term of approximately 9 years.
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The indirect cost audits by the DCAA of the Company’s business remain open for certain prior years and the current year. Although the Company has recorded contract revenues based on an estimate of costs that the Company believes will be approved on final audit, the Company does not know the outcome of any ongoing or future audits. If future completed audit adjustments exceed the Company’s reserves for potential adjustments, the Company’s profitability could be materially adversely affected.
The Company has recorded reserves for estimated net amounts to be refunded to customers for potential adjustments for indirect cost audits and compliance with Cost Accounting Standards. As of November 1, 2019, the Company has recorded a total liability of $51 million.
Letters of Credit and Surety Bonds
The Company has outstanding obligations relating to letters of credit of $10 million as of November 1, 2019, principally related to guarantees on insurance policies. The Company also has outstanding obligations relating to surety bonds in the amount of $18 million, principally related to performance and payment bonds on the Company’s contracts.

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
Economic Opportunities, Challenges, and Risks
In fiscal year 2019, we generated greater than 95% of our revenues from contracts with the U.S. government, including subcontracts on which we perform. Our business performance is affected by the overall level of U.S. government spending and the alignment of our offerings and capabilities with the budget priorities of the U.S. government. Appropriations measures passed in September 2018 and February 2019, when combined, provided full funding for the federal government through the end of government fiscal year (GFY) 2019. These bills were funded at increased levels for defense and non-defense spending based on a bi-partisan agreement reached in February 2018 to lift caps set by the Budget Control Act of 2011 (BCA), providing additional business opportunities for the Company.
In July 2019, Congress passed, and the President signed, legislation that would increase the caps for GFY 2020 and GFY 2021 by a total of $323 billion. GFY 2020 and GFY 2021 are the final two years of the BCA limits on discretionary spending, so enactment of this measure effectively ended the threat of sequestration going forward (there remain caps for additional years on certain mandatory spending accounts, but these have little to no effect on our business). The cap increases also were paired with an extension of the federal debt limit until July 31, 2021, postponing the threat of a federal government default.
While the cap increases prevent sequestration under the BCA, Congress has only passed a series of continuing resolutions to fund the government in GFY 2020, with the current one running through December 20, 2019. There remains a possibility that political and policy disputes could result in a full or partial government shutdown later this year.

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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Results of Operations
The primary financial performance measures we use to manage our business and monitor results of operations are revenues, operating income, and cash flows from operating activities. The following table summarizes our results of operations:

	Three Months Ended			Nine Months Ended
	November 1, 2019	Percent change	November 2, 2018	November 1, 2019	Percent change	November 2, 2018
	(in millions)
Revenues	$1,630	38%	$1,177	$4,839	40%	$3,467
Cost of revenues	1,456	39%	1,048	4,300	38%	3,125
As a percentage of revenues	89.3%		89.0%	88.9%		90.1%
Selling, general and administrative expenses	68	62%	42	227	97%	115
Acquisition and integration costs	12	(14)%	14	30	114%	14
Operating income	94	29%	73	282	32%	213
As a percentage of revenues	5.8%		6.2%	5.8%		6.1%
Net income attributable to common stockholders	$55	15%	$48	$167	14%	$146
Net cash provided by operating activities	$116	35%	$86	$389	140%	$162
Revenues. Revenues increased $453 million or 38.5% for the three months ended November 1, 2019 as compared to the same period in the prior year due to the acquisition of Engility. Adjusting for the impact of acquired revenues, revenues contracted 1.5% due to acquisition related dis-synergies.
Revenues increased $1,372 million or 39.6% for the nine months ended November 1, 2019 as compared to the same period in the prior year due to the acquisition of Engility. Adjusting for the impact of acquired revenues, revenues contracted 1.4%, primarily attributable to the completion of certain contracts with the U.S. Marine Corps ($69 million) and the effect of acquisition related dis-synergies.
Cost of Revenues. Cost of revenues increased $408 million for the three months ended November 1, 2019 as compared to the same period in the prior year primarily due to the acquisition of Engility. Cost of revenues as a percentage of revenues increased from 89.0% in the prior year quarter to 89.3%, due to lower current quarter net profit write-ups, partially offset by the acquisition of Engility.
Cost of revenues increased $1,175 million for the nine months ended November 1, 2019 as compared to the same period in the prior year primarily due to the acquisition of Engility. Cost of revenues as a percentage of revenues decreased from 90.1% in the prior year to 88.9%, due to higher labor content partially driven by the Engility acquisition.
Selling, General and Administrative Expenses. SG&A increased $26 million for the three months ended November 1, 2019 as compared to the same period in the prior year primarily due to the acquisition of Engility and related intangible asset amortization ($19 million), partially offset by acquisition related cost synergies.
SG&A increased $112 million for the nine months ended November 1, 2019 as compared to the same period in the prior year primarily due to the acquisition of Engility and related intangible asset amortization ($57 million), partially offset by acquisition related synergies.
Operating Income. Operating income as a percentage of revenues of 5.8% for the three months ended November 1, 2019 decreased from 6.2% in the comparable prior year period due to increased intangible asset amortization, lower current quarter net profit write-ups and acquisition and integration costs, partially offset by cost synergies.
Operating income as a percentage of revenues decreased to 5.8% for the nine months ended November 1, 2019 from 6.1% in the comparable prior year period primarily due to increased intangible asset amortization and acquisition and integration costs, partially offset by cost synergies.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Net Income Attributable to Common Stockholders. Net income attributable to common stockholders for the three months ended November 1, 2019 increased $7 million as compared to the same period in the prior year primarily due to increased operating income ($17 million, net of tax), partially offset by higher interest expense and a higher effective tax rate.
Net income attributable to common stockholders for the nine months ended November 1, 2019 increased $21 million as compared to the same period in the prior year due to higher operating income ($57 million, net of tax), partially offset by higher interest expense and a higher effective tax rate.
Net Cash Provided by Operating Activities. Net cash provided by operating activities was $389 million for the nine months ended November 1, 2019, an increase of $227 million compared to the prior year, primarily due to cash provided from the operating activities of Engility, strong customer collections across several programs, and customer collections recouped from the U.S. federal government partial shutdown that occurred in the fourth quarter of fiscal 2019.
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
EBITDA and adjusted EBITDA for the periods presented were calculated as follows:

	Three Months Ended		Nine Months Ended
	November 1, 2019	November 2, 2018	November 1, 2019	November 2, 2018
	(in millions)
Net income	$56	$48	$169	$146
Interest expense	22	16	69	38
Interest income	(1)	(1)	(3)	(2)
Provision for income taxes	17	10	48	31
Depreciation and amortization	32	11	98	31
EBITDA	126	84	381	244
EBITDA as a percentage of revenues	7.7%	7.1%	7.9%	7.0%
Acquisition and integration costs	12	14	30	14
Depreciation included in acquisition and integration costs	(1)	—	(1)	—
Recovery of acquisition and integration costs(1)	(2)	—	(6)	—
Adjusted EBITDA	$135	$98	$404	$258
Adjusted EBITDA as a percentage of revenues	8.3%	8.3%	8.3%	7.4%

(1)	Adjustment to reflect the portion of acquisition and integration costs recovered through the Company's indirect rates in accordance with Cost Accounting Standards.
Adjusted EBITDA as a percentage of revenues for the three months ended November 1, 2019 remained consistent with the prior year. Cost synergies related to the acquisition were offset by lower net profit write-ups.
Adjusted EBITDA for the nine months ended November 1, 2019 increased to 8.3% of revenues from 7.4% of revenues for the prior year, driven by the acquisition of Engility and cost synergies related to the acquisition.

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
The estimated value of our total backlog as of the dates presented was:

	November 1, 2019	February 1, 2019
	(in millions)
Funded backlog	$2,868	$2,753
Negotiated unfunded backlog	11,638	11,048
Total backlog	$14,506	$13,801
We had net bookings worth an estimated $2.2 billion and $5.5 billion during the three and nine months ended November 1, 2019. Total backlog at the end of the third quarter has increased compared to total backlog at prior year end due to several large awards received during the period from classified customers in the intelligence community, NASA, and other various federal government customers, as well as increased funding on existing contracts.

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

	Nine Months Ended
	November 1, 2019	November 2, 2018
Cost reimbursement	57%	48%
Time and materials (T&M)	20%	25%
Firm-fixed price (FFP)	23%	27%
Total	100%	100%
Our contract mix for the nine months ended November 1, 2019 reflects an increase in cost reimbursement type contracts due the acquisition of Engility, which historically had a higher proportion of cost reimbursement type contracts, and a change in contract type on a significant contract supporting the Department of Defense.
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

	Three Months Ended		Nine Months Ended
	November 1, 2019	November 2, 2018	November 1, 2019	November 2, 2018
	(as a % of cost of revenues)
Labor-related cost of revenues	54%	48%	55%	47%
Subcontractor-related cost of revenues	28%	30%	29%	31%
Supply chain materials-related cost of revenues	10%	14%	11%	15%
Other materials-related cost of revenues	8%	8%	5%	7%
Cost of revenues mix for the three and nine months ended November 1, 2019 reflects an increase in labor-related content primarily due to the acquisition of Engility, which historically had a higher proportion of such costs.
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Historical Cash Flow Trends
The following table summarizes our cash flows:

	Nine Months Ended
	November 1, 2019	November 2, 2018
	(in millions)
Net cash provided by operating activities	$389	$162
Net cash used in investing activities	(40)	(23)
Net cash used in financing activities	(419)	(89)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(70)	$50
Net Cash Provided by Operating Activities. Refer to “Results of Operations” above for a discussion of the changes in cash provided by operating activities between the nine months ended November 1, 2019 and the comparable prior year period.
Net Cash Used in Investing Activities. Cash used in investing activities for the nine months ended November 1, 2019 increased compared to the prior year period due to purchases of marketable securities, partially offset by lower capital expenditures for property, plant, and equipment.
Net Cash Used in Financing Activities. Cash used in financing activities for the nine months ended November 1, 2019 increased compared to the prior year period primarily due to $150 million of voluntary principal prepayments on the Term Loan A Facility, increase in stock repurchased and retired or withheld for taxes on equity awards, and an increase in dividend payments to stockholders.
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
There have been no changes to our existing critical accounting policies, other than our accounting policy on leases, during the nine months ended November 1, 2019 from those disclosed in our most recently filed Annual Report on Form 10-K. We revised our accounting policy on leases in conjunction with our adoption of Accounting Standards Update No. 2016-02. See Note 10 of the notes to the condensed and consolidated financial statements contained within this report.
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Item 4. Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) and have concluded that as of November 1, 2019, these controls and procedures were operating and effective.
Changes in Internal Control Over Financial Reporting
As part of our integration of Engility into the Company, we have integrated controls and related procedures with respect to the acquired operations. Other than incorporating the legacy Engility operations into the Company’s controls and related procedures, there have been no changes in our internal control over financial reporting during the quarterly period covered by this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The following table presents repurchases of our common stock during the three months ended November 1, 2019:

Period(1)	Total Number of Shares (or Units) Purchased(2)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(3)
August 3, 2019 - September 6, 2019	—	$—	—	4,650,939
September 7, 2019 - October 4, 2019	—	—	—	4,650,939
October 5, 2019 - November 1, 2019	253	87.35	—	4,650,939
Total	253	$87.35	—

(1)	Date ranges represent our fiscal periods during the current quarter. Our fiscal quarters typically consist of one five-week period and two four-week periods.

(2)
Includes shares purchased on surrender by stockholders of previously owned shares to satisfy minimum statutory tax withholding obligations related to stock option exercises and vesting of stock awards in addition to shares purchased under our publicly announced plans or programs.

(3)
On March 27, 2019, the number of shares that may be purchased increased by approximately 4.6 million shares, bringing the total authorized shares to be repurchased under the plan to approximately 16.4 million shares. As of November 1, 2019, we have repurchased approximately 11.8 million shares of common stock under the program.

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
Date: December 5, 2019

Science Applications International Corporation

/s/ Charles A. Mathis
Charles A. Mathis Executive Vice President and Chief Financial Officer