Form 10-K
period 2020-01-31
Science Applications International Corp
filed 2020-03-27
CIK 1571123

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to

Commission File Number	Exact Name of Registrant as Specified in its Charter, Address of Principal Executive Offices and Telephone Number	State or other jurisdiction of incorporation or organization	I.R.S. Employer Identification No.
001-35832	Science Applications International Corporation	Delaware	46-1932921

12010 Sunset Hills Road, Reston, VA 20190
703-676-4300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Science Applications International Corporation Common Stock, Par Value $.0001 Per Share	SAIC	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes	☒	No	☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	Yes	☐	No	☒
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
As of August 2, 2019 (the last business day of the registrant’s most recently completed second quarter), the aggregate market value of the registrant’s common stock (based upon the closing stock price) held by non-affiliates was $4.6 billion.
The number of shares issued and outstanding of the registrant’s common stock as of March 6, 2020 was 57,843,394 shares ($.0001 par value per share).
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Science Applications International Corporation’s Definitive Proxy Statement for the 2020 Annual Meeting of Stockholders are incorporated by reference in Part III of this report.

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
Our business has a long and successful history of over 50 years serving all branches (Army, Air Force, Navy, Marines and Coast Guard) and agencies of the Department of Defense, National Aeronautics and Space Administration (NASA), U.S. Department of State, Department of Justice and several sensitive intelligence community agencies. Our long-standing customer relationships have enabled us to achieve an in-depth understanding of our customers’ missions and provide differentiated service offerings to meet our customers’ most complex requirements. Our offerings include: engineering; technology integration; maintenance of ground and maritime systems; logistics; training and simulation; operation and program support services; and end-to-end services spanning the design, development, integration, deployment, management and operations, sustainment and security of our customers’ entire IT infrastructure. We serve our customers through approximately 1,800 active contracts and task orders. We have approximately 24,000 employees that are led by an experienced executive team of proven industry leaders.
On January 14, 2019, we completed the acquisition of Engility Holdings, Inc. (collectively with its consolidated subsidiaries, "Engility"), which provides increased customer and market access, as well as increased scale in strategic business areas of national interest, such as defense, federal civilian agencies, intelligence and space.
Subsequent to the end of fiscal 2020, on March 13, 2020, we completed the acquisition of Unisys Federal, an operating unit within Unisys Corporation. Unisys Federal is a provider of information technology services to a variety of U.S. federal government customers in federal civilian, defense, and intelligence agencies. The acquisition of Unisys Federal enhances our capabilities in government priority areas, expands our portfolio of intellectual property and technology-driven offerings, and increases our access to current and new customers.
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
Significant Scale and Diversified Contract Base. With approximately $6.4 billion in revenue in fiscal 2020, we are one of the largest pure-play technical service providers to the U.S. government. Our significant scale advantage enables us to serve as a prime systems integrator on large, complex programs and to allocate resources toward further developing and expanding our repeatable, proven solutions and differentiated technical capabilities. Our diversified revenue base consists of programs ranging from research and development to operations and maintenance.

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
Our workforce is led by a talented and experienced senior leadership team with a long history of solving our customers’ most difficult challenges. Our executive team consists of members who have served as senior leaders in public companies and are recognized as leaders in their respective markets by customers and partners.
Repeatable Methodologies and Certified Processes. Our technical excellence is driven by our proven, repeatable, disciplined processes for management, engineering, technical support and services. We deploy our tools and processes enterprise-wide and emphasize a consistent approach to planning, designing, and delivering solutions and services to our customers. We hold certifications from the International Organization for Standardization (including ISO 9001:2015, ISO/IEC 27001:2013, ISO 20000-1:2011 and AS9100D), and from the Capability Maturity Model Integration Institute as a CMMI®-DEV Maturity Level 3 organization and CMMI®-SVC Maturity Level 2 for Army Programs with Strategic Goals for Best Practice Service Delivery.
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
Key Customers
In each of fiscal 2020, 2019 and 2018, over 95% of our total revenues were attributable to prime contracts with the U.S. government or to subcontracts with other contractors engaged in work for the U.S. government. Substantially all of our revenues were earned by entities located in the United States.
The U.S. Army and U.S. Navy each generated more than 10% of our revenues during each of the last three fiscal years. The percentages of total revenues for the U.S. government, its agencies and other customers, including those comprising more than 10% of total revenues for each of the periods presented were approximately:

	Year Ended
	January 31, 2020	February 1, 2019	February 2, 2018
U.S. Army	21%	29%	30%
U.S. Navy	12%	13%	13%
Other DoD	19%	18%	19%
Other federal government	46%	37%	36%
Total U.S. government	98%	97%	98%
Other	2%	3%	2%
Total	100%	100%	100%

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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Selected Financial Data
See “Selected Financial Data” in Part II of this report.
Backlog
Backlog represents the estimated amount of future revenues to be recognized under negotiated contracts as work is performed. Our backlog consists of funded backlog and negotiated unfunded backlog. At January 31, 2020 and February 1, 2019 our total backlog was $15.3 billion and $13.8 billion, respectively. For a complete description of our backlog, see “Other Key Performance Measures—Net Bookings and Backlog” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II of this report.
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

•
contractors focused principally on technical and IT services, such as Booz Allen Hamilton Inc., CACI International, Inc., Leidos Holdings, Inc., ManTech International Corporation, Serco Group plc, and Perspecta Inc.;

•	diversified commercial providers that also provide U.S. government IT services, such as Accenture plc and International Business Machines Corporation; and

•	contractors providing supply chain management and other logistics services, such as Agility Logistics Corporation and SupplyCore.
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
Seasonality
The U.S. government’s fiscal year ends on September 30. It is not uncommon for U.S. government agencies to award extra tasks or complete other contract actions leading up to the end of its fiscal year in order to avoid the loss of unexpended fiscal year funds, which may favorably impact our third fiscal quarter. In addition, revenues may be unfavorably impacted during our fourth fiscal quarter due to a greater number of holidays and higher utilization of vacation time. For selected quarterly financial data, see Note 17 of the notes to the consolidated financial statements contained within this report.
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
Because we generate substantially all of our revenues from contracts with U.S. government agencies, our operating results could be adversely affected by spending caps or changes in budgetary priorities, as well as by delays in the government budget process, program starts or the award of contracts or task orders under contracts. Current U.S. government spending levels for defense-related and other programs may not be sustained beyond government fiscal year (GFY) 2021. Future spending and program authorizations may not increase or may decrease or shift to programs in areas in which we do not provide services or are less likely to be awarded contracts. Such changes in spending authorizations and budgetary priorities may occur as a result of shifts in spending priorities from defense-related and other programs as a result of competing demands for federal funds and the number and intensity of military conflicts or other factors.
When the U.S. Congress does not complete a budget before the end of the fiscal year, government operations typically are funded through one or more continuing resolutions that authorize agencies of the U.S. government to continue to operate, but do not authorize new spending initiatives. When the U.S. government operates under a continuing resolution, contract awards may be delayed, canceled, or funded at lower levels which could adversely impact our operations, cash flows and financial results. There is a possibility that post-election political calculations, the distractions of 2020 presidential and congressional campaigns, or an impasse on policy issues could threaten continuous government funding past September 30, 2020. While the federal government is currently funded in full through the end of GFY 2020, there is a strong possibility that GFY 2021 will begin under a continuing resolution, which has occurred regularly in recent election year appropriations cycles.
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
The indirect cost audits by the DCAA of the Company’s business remain open for certain prior years and the current year. We have recorded contract revenues based on an estimate of costs that we believe will be approved on final audit. However, we do not know the outcome of any ongoing or future audits or whether future adjustments will exceed our reserves for potential adjustments.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

We have recorded reserves for estimated net amounts to be refunded to customers for potential adjustments for indirect cost audits and compliance with CAS for indemnification obligations owing to Leidos Holdings, Inc. (formerly SAIC, Inc.) for periods prior to the spin-off date. Any additional amounts which may be determined to be owed for periods prior to the separation will be allocated to Leidos Holdings, Inc. and us in proportions determined in accordance with the Distribution Agreement. Additional amounts that are allocated to us could have a material, adverse impact to our profitability and cash flows.
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

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
We will incur direct and indirect costs as a result of the merger with Engility and acquisition of Unisys Federal.
We will incur substantial expenses in connection with and as a result of the merger and acquisition and, over a period of time following the completion of the merger and acquisition, we expect to incur substantial expenses in connection with coordinating our businesses, operations, policies and procedures. While we have assumed that a certain level of transaction expenses will be incurred, factors beyond our control could affect the total amount or the timing of these expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately.
In connection with the merger, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could negatively affect our business, assets, liabilities, prospects, outlook, financial condition and results of operations.
Although we have conducted extensive due diligence on Engility in connection with the merger, we cannot assure that this diligence revealed all material issues that may be present, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of our control will not later arise. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Further, as a result of the merger, purchase accounting, and the proposed operation of the company after closing, we may be required to take write-offs or write-

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

downs, restructuring and impairment or other charges that could negatively affect business, assets, liabilities, prospects, outlook, financial condition and results of operations after closing.
Our use of net operating loss carryforwards and other tax attributes to offset future taxable income may become limited in the event that we or the IRS determines that we have experienced an ownership change.
As of January 31, 2020, we have estimated $426 million of net operating loss (NOL) and tax basis in our Engility acquired amortizable goodwill and other intangible assets of approximately $572 million. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the Code), if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as its adjusted tax basis in its amortizable goodwill, to offset its post-change income and taxes may be limited. Such an ownership change occurred during the acquisition of Engility Holdings, Inc. and as a result of these limitations, $3 million of tax credit carryforwards were eliminated in purchase accounting.
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
U.S. government Cost Accounting Standards govern the extent to which postretirement costs and plan contributions are allocable to and recoverable under contracts with the U.S. government. On December 27, 2011 the U.S. government’s Cost Accounting Standards Board published a final rule that harmonizes Cost Accounting Standards (CAS) pension cost reimbursement rules with the Pension Protection Act of 2006 (PPA) funding requirements. The rule is expected to eventually mitigate the mismatch between CAS costs and PPA-amended Employee Retirement Income Security Act of 1974 (ERISA) minimum funding requirements, and result in an acceleration of allowable CAS pension costs as compared to the prior rules. We anticipate that government contractors will be entitled to an equitable adjustment for any additional CAS contract costs resulting from the final rule. As a result, we have sought and expect to continue to seek reimbursement from the U.S. government for a portion of our postretirement costs and plan contributions. For additional information related to our pension funding and costs, see Note 9 of the notes to the consolidated financial statements contained within this report.
We may not realize the growth opportunities that are anticipated from the acquisition as we may experience difficulties in integrating Unisys Federal’s business with ours.
The benefits that are expected to result from the acquisition will depend, in part, on our ability to realize anticipated growth opportunities as a result of the acquisition. Our success in realizing these growth opportunities, and the timing of this realization, depends on the successful integration of Unisys Federal’s business. There is a significant degree of difficulty and management distraction inherent in the process of integrating an acquisition as sizable as the acquisition. The process of integrating operations could cause an interruption of, or loss of momentum in, our and Unisys Federal’s business. Members of our senior management may be required to devote considerable amounts of time to this integration process, which will decrease the time they will have to manage our Company,

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

service existing customers, attract new customers and develop new products or strategies. If senior management is not able to effectively manage the integration process, or if any significant business activities are interrupted as a result of the integration process, our business could suffer. There can be no assurance that we will successfully or cost-effectively integrate Unisys Federal’s business or at all. The failure to do so could have a material adverse effect on our business, financial condition or results of operations.
Our earnings and profitability may vary based on the mix of our contracts and may be adversely affected by our failure to accurately estimate and manage costs, time and resources.
We generate revenues under various types of contracts, which include cost-reimbursement, T&M and FFP contracts. Our earnings and profitability may vary materially depending on changes in the proportionate amount of revenues derived from each type of contract, the nature of services or solutions provided, as well as the achievement of performance objectives and the stage of performance at which the right to receive fees, particularly under incentive and award fee contracts, is finally determined. Cost-reimbursement and T&M contracts generally have lower profitability than FFP contracts. To varying degrees, each of our contract types involves some risk that we could underestimate the costs and resources necessary to fulfill the contract. Our profitability is adversely affected when we incur costs on cost-reimbursement and T&M contracts that we cannot bill to our customers. While FFP contracts allow us to benefit from cost savings, these contracts also increase our exposure to the risk of cost overruns. Revenues derived from FFP contracts represented approximately 23% of our total revenues for fiscal 2020. When making proposals on FFP contracts, we rely heavily on our estimates of costs and timing for completing the associated projects, as well as assumptions regarding technical issues. In each case, our failure to accurately estimate costs or the resources and technology needed to perform our contracts or to effectively manage and control our costs during the performance of work could result, and in some instances has resulted, in reduced profits or in losses. More generally, any increased or unexpected costs or unanticipated delays in connection with the performance of our contracts, including costs and delays caused by contractual disputes or other factors outside of our control (such as performance failures of our subcontractors, natural disasters or other force majeure events including the outbreak of coronavirus disease 2019) could make our contracts less profitable than expected or unprofitable.
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
We face various risks related to health epidemics, pandemics and similar outbreaks, which may have material adverse effects on our business, financial position, results of operations and/or cash flows.
We face various risks related to health epidemics, pandemics and similar outbreaks, including the global outbreak of coronavirus disease 2019 (“COVID-19”). If significant portions of our workforce are unable to work effectively due to illness, quarantines, government actions, facility closures or other reasons in connection with the COVID-19 pandemic, our operations will likely be impacted. We may be unable to perform fully on our contracts and some of our costs may not be fully recoverable or adequately covered by insurance. In addition, the resulting volatility in the global capital markets could restrict our access to capital and/or increase our cost of capital.
It is possible that the continued spread of COVID-19 may also further cause disruption in our supply chain; cause delay, or limit the ability of, the U.S. Government and other customers to perform, including making timely payments to us; impact investment performance; and cause other unpredictable events.
We continue to work with our stakeholders (including customers, employees, suppliers and local communities) to address this global pandemic. We continue to monitor the situation, to assess further possible implications to our business, supply chain and customers, and to take actions in an effort to mitigate adverse consequences.
At this time, we cannot predict the impact of the COVID-19 pandemic, but it could have a material adverse effect on our business, financial position, results of operations and/or cash flows.
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
Whenever our subcontractors fail to timely meet their contractual obligations, have regulatory compliance or other problems, our ability to fulfill our obligations as a prime contractor or higher tier subcontractor may be jeopardized. In addition, we have certain obligations to Leidos Holdings, Inc. (formerly SAIC, Inc.) to permit it to perform up to one hundred percent (100%) of task orders as a subcontractor to us under certain contracts that were novated to us in the spin-off transaction. Subcontractor performance deficiencies under subcontracts with us as the prime contractor, including performance by Leidos Holdings, Inc., could lead to significant losses in future periods and could result in our termination for default as the prime contractor even though it was the subcontractor that failed to perform and not our personnel.
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Item 2. Properties
We occupy approximately 4 million square feet of floor space, substantially all of which is leased. Our corporate headquarters is located in Reston, Virginia. Our principal locations outside of Reston, Virginia include Chantilly, Virginia, Huntsville, Alabama, Oak Ridge, Tennessee, El Segundo, California and Annapolis Junction, Maryland. As of January 31, 2020, we conducted our operations in approximately 170 offices located in 31 states, the District of Columbia, and various foreign countries. We consider our facilities suitable and adequate for our present needs, which are generally limited to office, warehouse and computer laboratory spaces.
Item 3. Legal Proceedings
We have provided information about legal proceedings in which we are involved in Note 16 of the notes to the consolidated financial statements contained within this report.
We are also routinely subject to investigations and reviews relating to compliance with various laws and regulations. Additional information regarding such investigations and reviews is described under the heading “Government Investigations, Audits and Reviews” in Note 16 of the notes to the consolidated financial statements contained within this report.
Item 4. Mine Safety Disclosures
No information is required in response to this item.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities
Our common stock is listed on the New York Stock Exchange under the ticker symbol “SAIC”. As of March 6, 2020, there were approximately 24,000 holders of record of our common stock. The number of holders of record of our common stock may not be representative of the number of beneficial owners due to shares that may be held by depositories, brokers or nominees.
Stock Performance Graph
The following graph compares the total cumulative return on our common stock, from the beginning of fiscal year 2015 through fiscal year 2020, to three indices: (i) the Standard & Poor’s (S&P) MIDCAP 400 Index, (ii) the Russell 1000 Index and (iii) the Dow Jones US Computer Services Index. The graph assumes an initial investment of $100 on January 30, 2015 and that dividends have been reinvested. The comparisons in the graph are required by the U.S. Securities and Exchange Commission (SEC), based upon historical data and are not intended to forecast or be indicative of possible future performance of our common stock.

$220
$200
$180
$160
$140
$120
$100
$80
Dollars
01/30/15
01/29/16
02/03/17
02/02/18
02/01/19
01/31/20
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
The following table presents repurchases of our common stock during the three months ended January 31, 2020:

Period(1)	Total Number of Shares (or Units) Purchased(2)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(3)
November 2, 2019 - December 6, 2019	—	$—	—	4,650,939
December 7, 2019 - January 3, 2020	—	—	—	4,650,939
January 4, 2020 - January 31, 2020	2,385	89.10	—	4,650,939
Total	2,385	$89.10	—

(1)	Date ranges represent our fiscal periods during the current quarter. Our fiscal quarters typically consist of one five-week period and two four-week periods.

(2)
Includes shares purchased on surrender by stockholders of previously owned shares to satisfy minimum statutory tax withholding obligations related to stock option exercises and vesting of stock awards in addition to shares purchased under our publicly announced plans or programs.

(3)
On March 27, 2019, the number of shares that may be purchased increased by approximately 4.6 million shares, bringing the total authorized shares to be repurchased under the plan to approximately 16.4 million shares. As of January 31, 2020, we have repurchased approximately 11.8 million shares of common stock under the program.

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

	Year Ended
	January 31, 2020(2)	February 1, 2019(3)	February 2, 2018	February 3, 2017	January 29, 2016
	(in millions, except per share data)
Consolidated and Combined Statement of Income Data:
Revenues	$6,379	$4,659	$4,454	$4,442	$4,315
Operating income	370	220	256	263	227
Net income	229	137	179	143	117
Earnings per share(1):
Basic	$3.87	$3.16	$4.13	$3.21	$2.55
Diluted	$3.83	$3.11	$4.02	$3.12	$2.47
Cash dividend per share	$1.48	$1.24	$1.24	$1.24	$1.21

Consolidated and Combined Balance Sheet Data:	January 31, 2020(2)	February 1, 2019(3)	February 2, 2018	February 3, 2017	January 29, 2016
Total assets	$4,711	$4,563	$2,073	$2,042	$2,122
Long-term debt, including current portion	1,921	2,089	1,024	1,047	1,070
Other long-term liabilities and deferred income taxes	133	102	68	48	41

(1)	For more information on the calculation of Basic and Diluted Earnings per share see Note 2 of the notes to the consolidated financial statements contained within this report.

(2)
Effective February 2, 2019, the Company adopted new guidance on lease accounting. The Company elected to adopt using the optional transition method. See Note 1 of the notes to the consolidated financial statements contained within this report.

(3)
The Company adopted ASC 606, Revenue from Contracts with Customers, on February 3, 2018, using the modified retrospective method whereby the Company recognized the cumulative effect of adoption as an adjustment to its opening balance of retained earnings on February 3, 2018, see Note 1 of the notes to the consolidated financial statements contained within this report.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations, and quantitative and qualitative disclosures about market risk should be read in conjunction with our consolidated financial statements and the related notes included in this Form 10-K, as well as Part II, Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the year ended February 1, 2019, which provides additional information on comparisons of fiscal 2019 and 2018. It contains forward-looking statements (which may be identified by words such as those described in “Risk Factors—Forward-Looking Statement Risks” in Part I of this report), including statements regarding our intent, belief, or current expectations with respect to, among other things, trends affecting our financial condition or results of operations; backlog; our industry; government budgets and spending; market opportunities; the impact of competition; and the impact of the Engility and Unisys Federal acquisitions. Such statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those in the forward-looking statements as a result of various factors. Risks, uncertainties and assumptions that could cause or contribute to these differences include those discussed below and elsewhere in this report, particularly in “Risk Factors” in Part I of this report. Due to such risks, uncertainties and assumptions you are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date hereof. We do not undertake any obligation to update these factors or to publicly announce the results of any changes to our forward-looking statements due to future results or developments.
We use the terms "SAIC," the “Company,” “we,” “us” and “our” to refer to Science Applications International Corporation and its consolidated subsidiaries.
The Company utilizes a 52/53 week fiscal year ending on the Friday closest to January 31, with fiscal quarters typically consisting of 13 weeks. Fiscal 2018 began on February 4, 2017 and ended on February 2, 2018, fiscal 2019 began on February 3, 2018 and ended on February 1, 2019, and fiscal 2020 began on February 2, 2019 and ended on January 31, 2020.
Business Overview
We are a leading technology integrator providing full life cycle services and solutions in the technical, engineering and enterprise information technology (IT) markets. We developed our brand by addressing our customers’ mission critical needs and solving their most complex problems for over 50 years. As one of the largest pure-play technical service providers to the U.S. government, we serve markets of significant scale and opportunity. Our primary customers are the departments and agencies of the U.S. government. We serve our customers through approximately 1,800 active contracts and task orders and employ more than 24,000 individuals who are led by an experienced executive team of proven industry leaders. Our long history of serving the U.S government has afforded us the ability to develop strong and longstanding relationships with some of the largest customers in the markets we serve. Substantially all of our revenues and tangible long-lived assets are generated by or owned by entities located in the United States.
Economic Opportunities, Challenges and Risks
In fiscal 2020, we generated greater than 95% of our revenues from contracts with the U.S. government, including subcontracts on which we perform. Our business performance is affected by the overall level of U.S. government spending and the alignment of our offerings and capabilities with the budget priorities of the U.S. government. Appropriations measures passed in December 2019 provide full funding for the federal government through the end of government fiscal year (GFY) 2020. These bills are funded at increased levels for defense and non-defense spending based on the August 2019 Bipartisan Budget Act agreement that raises the Budget Control Act spending caps enacted in August 2011 and suspends the Federal debt ceiling until July 31, 2021.
Adverse changes in fiscal and economic conditions could materially affect our business. Some changes that could have an adverse impact on our business include the implementation of future spending reductions (including sequestration) and government shutdowns.
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
On January 14, 2019, we completed the acquisition of Engility Holdings, Inc. (collectively with its consolidated subsidiaries, "Engility"). The acquisition of Engility accelerates the execution of our long-term strategy to be the premier technology integrator in the government services market and deliver sustained profitable growth. The acquisition of Engility strengthens the execution of our long-term strategy by: (1) combining two leading government service providers with highly complementary capabilities, customers, and cultures (2) accelerating both companies long-term strategies, creating sub-segment scale in strategic business areas of national interest and (3) enhance shareholder value through improved cash flow and margin profile driven by cost synergies and increased growth from greater customer access with more competitive and differentiated solutions.
On March 13, 2020, we completed the acquisition of Unisys Federal, an operating unit within Unisys Corporation. The acquisition of Unisys Federal, in alignment with our long-term strategy, positions SAIC as a leading government services technology integrator in digital transformation. The acquisition of Unisys Federal: (1) enhances SAIC’s capabilities in government priority areas, including IT modernization, cloud migration, managed services, and development, security and operations (2) expands SAIC’s portfolio of intellectual property and technology-driven offerings that enable government-tailored, commercial-based solutions (3) increases SAIC’s access to current and new customers with a strong pipeline of new business opportunities and (4) is highly accretive across all key financial metrics.
See “Risk Factors” in Part I of this report for additional discussion of our industry and regulatory environment.
Impacts of the COVID-19 Pandemic
We are monitoring the ongoing outbreak of the coronavirus disease 2019 (COVID-19) and we continue to work with our stakeholders to assess further possible implications to our business, supply chain and customers, and to take actions in an effort to mitigate adverse consequences. Due to the nature of our business, we have seen minimal impacts to our operations at this time and have developed contingency plans should the disruptions increase. We cannot predict the impact of the COVID-19 pandemic, however the longer the duration of the event, the more likely it is that it could have an adverse effect on our business, financial position, results of operations and/or cash flows.
See “Risk Factors” in Part I of this report for additional discussion of the risks associated with the COVID-19 pandemic.
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
Results of Operations
The primary financial performance measures we use to manage our business and monitor results of operations are revenues, operating income and cash flows from operating activities. The following table summarizes our results of operations:

	Year Ended
	January 31, 2020	Percent change	February 1, 2019	Percent change	February 2, 2018
	(dollars in millions)
Revenues	$6,379	37%	$4,659	5%	$4,454
Cost of revenues	5,673	35%	4,195	4%	4,043
As a percentage of revenues	88.9%		90.0%		90.8%
Selling, general and administrative expenses	288	82%	158	2%	155
Acquisition and integration costs	48	(44)%	86	100%	—
Operating income	370	68%	220	(14)%	256
As a percentage of revenues	5.8%		4.7%		5.7%
Net income attributable to common stockholders	$226	65%	$137	(23)%	$179
Cash flows provided by operating activities	$458	149%	$184	(15)%	$217
Revenues. Revenues increased $1,720 million from fiscal 2019 to fiscal 2020 primarily due to the acquisition of Engility. Adjusting for the impact of acquired revenues, revenues contracted 1.4% due to the completion of certain contracts, including contracts with the U.S. Marine Corps, and the effect of acquisition related dis-synergies. These decreases were partially offset by net increases in program volume.
Cost of Revenues. Cost of revenues increased $1,478 million from fiscal 2019 to fiscal 2020 primarily due to the acquisition of Engility. Cost of revenues as a percentage of revenues decreased from 90.0% in fiscal 2019 to 88.9% in fiscal 2020, primarily driven by a more profitable cost mix through higher labor content and acquisition related cost synergies.
Selling, General and Administrative Expenses. SG&A increased $130 million from fiscal 2019 to fiscal 2020 primarily due to the acquisition of Engility and related intangible asset amortization ($70 million) and higher business development costs, partially offset by acquisition related cost synergies.
Operating Income. Operating income as a percentage of revenues increased to 5.8% for fiscal 2020, compared to 4.7% for fiscal 2019, primarily due to lower acquisition and integration costs, a more profitable labor mix and cost synergies, partially offset by increased intangible asset amortization.
Net Income Attributable to Common Stockholders. Net income attributable to common stockholders increased $89 million from fiscal 2019 to fiscal 2020 primarily due to higher operating income, partially offset by higher interest expense.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Cash Flows Provided by Operating Activities. Cash flows provided by operating activities were $458 million for fiscal 2020 which represented an increase of $274 million from fiscal 2019 primarily due to cash provided from the operating activities of Engility, customer collections recouped from the U.S. federal government partial shutdown that occurred in the fourth quarter of fiscal 2019, and lower payments for acquisition and integration costs. These increases were partially offset by higher interest payments in the current year as a result of additional borrowings related to the acquisition near the end of fiscal 2019.
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
EBITDA and Adjusted EBITDA. The performance measure EBITDA is calculated by taking net income and excluding interest expense, interest income, provision for income taxes, and depreciation and amortization. Adjusted EBITDA is calculated by taking EBITDA and excluding restructuring costs, and acquisition and integration costs. Integration costs excluded are costs to integrate acquired companies and include the costs of strategic consulting services, facility consolidation and employee severance. The acquisition and integration costs relate to the Company’s significant acquisitions of Engility and Unisys Federal. We began excluding restructuring costs in the third quarter of fiscal 2018 as a result of the restructuring described in Note 5 to the Consolidated Financial Statements. Adjusted EBITDA is a performance measure that excludes costs that we do not consider to be indicative of our ongoing operating performance.
We believe that EBITDA and adjusted EBITDA provide management and investors with useful information in assessing trends in our ongoing operating performance and may provide greater visibility in understanding the long-term financial performance of the Company.
EBITDA and adjusted EBITDA is calculated as follows:

	Year Ended
	January 31, 2020	February 1, 2019	February 2, 2018
	(in millions)
Net income	$229	$137	$179
Interest expense	90	53	44
Interest income	(4)	(3)	(1)
Provision for income taxes	57	33	35
Depreciation and amortization	131	47	44
EBITDA	503	267	301
EBITDA as a percentage of revenues	7.9%	5.7%	6.8%
Acquisition and integration costs	48	86	—
Restructuring costs	—	—	13
Depreciation included in restructuring costs and acquisition and integration costs	(5)	—	(1)
Recovery of acquisition and integration costs(1)	(8)	—	—
Adjusted EBITDA	$538	$353	$313
Adjusted EBITDA as a percentage of revenues	8.4%	7.6%	7.0%

(1)	Adjustment to reflect the portion of acquisition and integration costs recovered through the Company's indirect rates in accordance with Cost Accounting Standards.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Adjusted EBITDA as a percentage of revenues increased to 8.4% for fiscal 2020, compared to 7.6% for fiscal 2019, driven by a more profitable cost mix, cost synergies related to the acquisition and higher net profit write-ups.
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
The estimated value of our total backlog as of the dates presented was:

	January 31, 2020	February 1, 2019
	(in millions)
Funded backlog	$2,569	$2,753
Negotiated unfunded backlog	12,748	11,048
Total backlog	$15,317	$13,801
We had net bookings worth an estimated $7.9 billion and $4.6 billion during fiscal 2020 and fiscal 2019, respectively. Fiscal 2020 total backlog has increased from the prior year primarily due to due to several large awards received during the period from classified customers in the intelligence community, the U.S. Air Force, NASA, and other various federal government customers, as well as increased funding on existing contracts.

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

	Year Ended
	January 31, 2020	February 1, 2019	February 2, 2018
Cost reimbursement	57%	50%	45%
Time and materials (T&M)	20%	23%	27%
Firm-fixed price (FFP)	23%	27%	28%
Total	100%	100%	100%

Our contract mix reflects an increase in cost reimbursement type contracts due to the acquisition of Engility, which historically had a higher proportion of cost reimbursement type contracts, and a change in contract type on a significant contract supporting the Department of Defense.
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

	Year Ended
	January 31, 2020	February 1, 2019	February 2, 2018
	(as a % of total cost of revenues)
Labor-related cost of revenues	54%	48%	47%
Subcontractor-related cost of revenues	29%	30%	33%
Supply chain materials-related cost of revenues	11%	15%	13%
Other materials-related cost of revenues	6%	7%	7%

Cost of revenues mix for fiscal 2020 reflects an increase in labor-related content primarily due to the acquisition of Engility, which historically had a higher proportion of such costs.

Liquidity and Capital Resources
As a services provider, our business generally requires minimal infrastructure investment. We expect to fund our ongoing working capital, commitments and any other discretionary investments with cash on hand, future operating cash flows and, if needed, borrowings under our $400 million Revolving Credit Facility and $300 million receivable factoring facility.
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
Upon the acquisition of Engility, we drew $1.1 billion on our committed five-year senior secured term loan facility, see Note 11 to the Consolidated Financial Statements. The proceeds were used to repay Engility's existing credit facility and outstanding notes. In addition, the Revolving Credit Facility increased by an additional $200 million upon the successful completion of the acquisition.
Upon the acquisition of Unisys Federal, we drew $0.6 billion on our incremental senior secured Term Loan B Facility due March 2027 and issued $400 million of Senior Notes due 2028. In addition, in February 2020 we sold $200

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

million of accounts receivable under our receivable factoring facility.  See Note 18 to the Consolidated Financial Statements. The proceeds were used for the purchase of Unisys Federal.
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
Borrowings under our Term Loan Facilities, our receivable factoring facility and, if used in the future, our Revolving Credit Facility incur interest at a variable rate. In accordance with our risk management objectives, we hold fixed interest rate swap agreements to hedge the variability in interest payment cash flows on a substantial portion of our outstanding variable rate debt. These instruments are accounted for as cash flow hedges. Under the swap agreements, we pay the fixed rate and the counterparties to the agreement pay a floating interest rate.
Our Credit Facility contains customary terms and conditions including financial covenants and covenants restricting the Company's ability to merge or consolidate with another entity or undertake other fundamental changes, enter into property sale and leaseback transactions, and incur liens. The Company’s dividends and share repurchases may be limited under certain leverage ratios, and we may be required to make an annual debt prepayment based on our cash flows from operating activities. See Note 11 of the notes to the consolidated financial statements contained within this report for a more complete understanding of our Credit Facility.

We currently maintain credit ratings from major U.S. rating agencies. Failure to maintain acceptable ratings could have an adverse effect on the Company’s future cost of capital and any significant increase in the level of our borrowings could negatively impact these ratings.
During fiscal 2020 we repurchased approximately 2.2 million shares of our common stock for $177 million from the open market in connection with our existing share repurchase program. Since the program’s inception in December of 2013, we have repurchased 11.8 million shares for $716 million.
Historical Cash Flow Trends
The following table summarizes our cash flows:

	Year Ended
	January 31, 2020	February 1, 2019	February 2, 2018
	(in millions)
Net cash provided by operating activities	$458	$184	$217
Net cash used in investing activities	(47)	(1,028)	(22)
Net cash (used in) provided by financing activities	(455)	938	(261)
Total (decrease) increase in cash, cash equivalents and restricted cash	$(44)	$94	$(66)
Cash Provided by Operating Activities. Refer to “Results of Operations” above for a discussion of the changes in cash provided by operating activities between fiscal 2020 and fiscal 2019.
Cash Used in Investing Activities. Cash used in investing activities decreased in fiscal 2020 compared to the prior year period primarily due to cash paid for the acquisition of Engility in the prior year, partially offset by purchases of marketable securities.
Cash Used In/Provided by Financing Activities. Cash used in financing activities increased in fiscal 2020 compared to the prior year period primarily due to proceeds from borrowings in the prior year, higher share repurchases and an increase in dividend payments to stockholders.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Off-Balance Sheet Arrangements
For an understanding of our obligations relating to surety bonds, see Note 16 of the notes to the consolidated financial statements contained within this report.
Contractual Obligations
The following table summarizes, as of January 31, 2020, our obligations to make future payments pursuant to certain contracts or arrangements and provides an estimate of the fiscal years in which these obligations are expected to be satisfied:

	Payments Due by Fiscal Year
	Total	2021	2022-2023	2024-2025	2026 - Thereafter
	(in millions)
Contractual obligations:
Long-term debt including current portion(1)	$1,941	$70	$215	$672	$984
Interest payments on long-term debt(2)	270	62	107	77	24
Operating lease obligations	235	41	84	53	57
Estimated purchase obligations(3)	94	59	19	7	9
Other long-term liabilities(4)	84	17	49	3	15
Total contractual obligations	$2,624	$249	$474	$812	$1,089

(1)
The amounts presented are based on an anticipated loan repayment schedule. However, we may be required to make certain mandatory prepayments based on our level of cash flow generation and we also have the option to prepay loan principal amounts at any time.

(2)
Amounts include an estimate of future variable interest payments on the Term Loan Facilities based on scheduled outstanding principal amounts, current applicable margin and projected 1-month LIBOR as of January 31, 2020. The amounts presented in this table exclude the effects of interest rate swaps used to hedge against changes in 1-month LIBOR.

(3)
Includes estimated obligations to transfer funds under legally enforceable agreements for fixed or minimum amounts or quantities of goods or services at fixed or minimum prices. Excludes purchase orders for services or products to be delivered pursuant to U.S. government contracts in which we have full recourse under normal contract termination clauses.

(4)
Other long-term liabilities primarily consist of liabilities associated with deferred compensation plan obligations, liabilities for unrecognized tax benefits, and expected contributions to fund defined benefit plans for fiscal 2021. Deferred compensation plan obligations have been allocated to fiscal years based on participants’ payment elections on retirement and estimated retirement ages, but is subject to acceleration on participants’ termination of employment prior to retirement. Liabilities for unrecognized tax benefits are allocated to the fiscal years in which the statute of limitations is currently expected to expire. Expected contributions to fund defined benefit plans after fiscal 2021 are not estimable at this time.

Commitments and Contingencies
We are subject to a number of reviews, investigations, claims, lawsuits and other uncertainties related to our business. For a discussion of these items, see Note 16 of the notes to the consolidated financial statements contained within this report.
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
Changes in Estimates on Contracts. Changes in estimates of revenues, cost of revenues or profits related to performance obligations satisfied over time are recognized in operating income in the period in which such changes are made for the inception-to-date effect of the changes. Changes in these estimates can routinely occur over the performance period for a variety of reasons, which include: changes in scope; changes in cost estimates due to unanticipated cost growth or reassessments of risks impacting costs; changes in the estimated transaction price, such as variable amounts for incentive or award fees; and performance being better or worse than previously estimated. In cases when total expected costs exceed total estimated revenues for a performance obligation, the Company recognizes the total estimated loss in the quarter identified. Total estimated losses are inclusive of any unexercised options that are probable of award, only if they increase the amount of the loss. Aggregate changes in contract estimates increased operating income by $22 million for fiscal 2020, increased operating income by $17 million for fiscal 2019 and decreased operating income by $3 million for fiscal 2018. For additional information related to changes in estimates on contracts, including gross favorable and unfavorable adjustments as well as the impact to earnings per share, see Note 3 of the notes to the consolidated financial statements contained within this report.
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Acquisition-related costs that are not part of the purchase price consideration are expensed as incurred, except for certain costs that are deferred in connection with the issuance of debt. These costs typically include transaction-related costs, such as finder’s fees, and legal, accounting and other professional costs.
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
During the fourth quarter of fiscal 2020, we completed our annual goodwill impairment testing and determined that each reporting unit's fair value significantly exceeded its carrying value.
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
The Company recognized a tax benefit of $11 million for research and development credits as the result of a project we completed during the fourth quarter of FY20 to improve the method by which we identify expenditures that qualify for the research and development tax credit. We recognized $6 million in research and development credits related to fiscal year 2016 through fiscal year 2019 and $5 million related to the fiscal year 2020 tax year from the study. While we expect this method to provide continued benefits in fiscal 2021, we expect our effective tax rate to increase in relation to fiscal 2020 due to the research and development credits in fiscal year 2021 being limited to a single tax year. For additional information concerning the research and development tax credit, see Note 10 of the notes to the consolidated financial statements contained within this report.
Recently Issued But Not Yet Adopted Accounting Pronouncements
For information on recently issued but not yet adopted accounting pronouncements, see Note 1 of the notes to the consolidated financial statements contained within this report.
Effects of Inflation
For any of the most recent three fiscal years ended January 31, 2020, inflation has not had a significant impact on revenues or costs. Most of our contracts are paid in U.S. dollars and our cost to perform on these contracts are generally paid in U.S. dollars, so inflation risk is generally limited to that which is related to the U.S. dollar. Approximately 57% of our revenues for fiscal 2020 were derived from cost-reimbursement type contracts, which have limited inflation risk because our contracts generally entail the provision of labor on a reimbursable basis, and, when materials are acquired, they provide for billing to the customer during the period in which the materials were received. Bids for longer-term FFP and T&M contracts typically include sufficient provisions for labor and other cost escalations to cover anticipated cost increases over the period of performance. As a result, if we were to experience significant levels of inflation, our revenues and costs for cost-type contracts would generally both increase commensurate with inflation and operating income as a percentage of total revenues would not be significantly affected. Operating income as a percentage of total revenues would not be significantly affected for longer-term FFP and T&M contracts to the extent that bid contract cost escalations are sufficient to cover heightened inflation levels.
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
Interest Rate Risk
Debt obligations. Our financial risk management objective is to reduce variability in earnings from changes in interest rates, which we may manage through operational means or the use of financial instruments, such as interest rate swaps. We have approximately $1.9 billion of variable rate debt. The fair value of our outstanding long-term debt obligations approximates its carrying value. In connection with the issuances of our variable rate Term Loan A and Term Loan B Facilities, we entered into fixed interest rate swap agreements, effectively converting a substantial portion of our variable rate debt to fixed rate debt in order to mitigate our exposure to fluctuations in interest rates. We regularly evaluate our outstanding debt and swap agreements to meet our risk management objective. A hypothetical 50 basis points (bps) change to interest rates would not materially change our results of operations or cash flows. For additional information related to our debt and interest rate swap agreements, see Note 11 and Note 12, respectively, of the notes to the consolidated financial statements contained in this report.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Derivatives. As of January 31, 2020, the fair value of our fixed interest rate swaps was $92 million (liability). Under the swap agreements, we pay a fixed rate and the counterparties to the agreements pay a floating interest rate based on 1-month LIBOR. A hypothetical 50 bps change in the 1-month LIBOR curve would change the fair value of the fixed interest rate swaps up to $29 million. Since the interest rate swaps are accounted for as cash flow hedges, the change in fair value is reported as a component of equity (accumulated other comprehensive income or loss). We do not hold or issue derivative financial instruments for trading or speculative purposes. For additional information related to calculating the fair value of our interest rate swaps, see Note 12 of the consolidated financial statements included in this report.
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
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer (our Chief Executive Officer) and principal financial officer (our Chief Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of January 31, 2020, and our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the fourth quarter of fiscal 2020 that materially affected, or are likely to materially affect, our internal control over financial reporting.
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

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
Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our internal control over financial reporting as of January 31, 2020 based on the framework established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our management has assessed in its evaluation the effectiveness of our internal control over financial reporting as of January 31, 2020 and has concluded that our internal control over financial reporting was effective.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Science Applications International Corporation
Opinion on Internal Control Over Financial Reporting
We have audited Science Applications International Corporation's internal control over financial reporting as of January 31, 2020, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Science Applications International Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of January 31, 2020, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of January 31, 2020 and February 1, 2019, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the two years in the period ended January 31, 2020, and the related notes and our report dated March 26, 2020 expressed an unqualified opinion thereon.
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
March 26, 2020

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Item 9B. Other Information
No information is required in response to this item.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Part III

Item 10. Directors, Executive Officers, and Corporate Governance
Our executive officers as of March 26, 2020, are listed below, along with their ages on that date, positions and offices held and business experience during at least the past five years. All such persons have been elected to serve until their successors are elected and qualified or until their earlier resignation or removal.

Name of officer	Age	Position(s) with the Company and prior business experience

Nazzic S. Keene	59
Chief Executive Officer (CEO) since July 2019. Prior to this role Ms. Keene served as Chief Operating Officer (COO) from June 2017 to July 2019, as Sector President, Global Markets and Missions from September 2013 to June 2017, and Leidos Holding Inc. (formerly SAIC, Inc.) Senior Vice President for Corporate Strategy and Planning from August 2012 to September 2013. Prior to joining us, Ms. Keene was the Senior Vice President and General Manager for U.S. Enterprise Markets at CGI Group, Inc.

Steven G. Mahon	58
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

Charles A. Mathis	60
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

Michelle A. O'Hara	44
Chief Human Resources Officer since October 2019. Prior to this role, Ms. O’Hara served as Senior Vice President for Human Resources, after serving as head of talent strategy, total rewards, learning and development, diversity, executive compensation, and talent acquisition. Prior to joining SAIC, Ms. O’Hara served as the head of talent acquisition at Bearingpoint.

Robert S. Genter	44
Executive Vice President and General Manager, Civilian Markets Group, since 2016. Mr. Genter is responsible for strategy, business development, and program execution for the portfolio including NASA, the FAA, Department of State, USDA, EPA, DOE, Commerce, DHS, GSA, and FTRB. Mr. Genter previously served as the Senior Vice President and General Manager of Strategic Growth Markets customer group. From 2004 to 2013, Mr. Genter held various leadership and P&L roles at CGI, ultimately serving as Vice President of Consulting Services for Commercial Markets, and prior to joining CGI, held several finance and operations roles at American Management Systems.

Michael W. LaRouche	54
Executive Vice President and General Manager, National Security Group, since 2019. Mr. LaRouche is responsible for supporting a variety of Intelligence Community customers, the U.S. Air Force, the Combatant Commands, and numerous other DoD offices and agencies. Before joining SAIC, Mr. LaRouche led multiple large business units at Raytheon, where he served as Vice President for 10 years. Earlier in his career, LaRouche served in leadership positions with Lockheed Martin and Hughes.

James J. Scanlon III	57
Executive Vice President and General Manager, Defense Systems Group, since 2015. Mr. Scanlon is responsible for leading strategy, business development, and program execution for approximately $2.9 billion in support to the U.S. Army, U.S. Navy, U.S. Marine Corps, and Defense Logistics Agency. Previously served as Senior Vice President and General Manager for all Army business within SAIC. Prior to that, Mr. Scanlon was the General Manager for SAIC’s former Services and Solutions sector. Mr. Scanlon joined SAIC in 1988 as a project engineer supporting R&D of hybrid electric combat vehicles. During the ensuing years, he served in various leadership roles.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

For additional information required by Item 10 with respect to executive officers and directors, including audit committee and audit committee financial experts, procedures by which stockholders may recommend nominees to the Board of Directors, and compliance with Section 16(a) of the Securities Exchange Act of 1934, see the information set forth under the captions “Proposal 1—Election of Directors,” “Corporate Governance” and “Other Information” in the 2020 Definitive Proxy Statement, which information is incorporated by reference into this report.
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
Item 11. Executive Compensation
For information required by Item 11 with respect to executive compensation, see the information set forth under the captions “Compensation Discussion and Analysis,” “Executive Compensation” and “Corporate Governance” in the 2020 Definitive Proxy Statement, which information is incorporated by reference into this report.
For information required by Item 11 with respect to compensation committee interlocks and insider participation, see the information set forth under the caption “Corporate Governance” in the 2020 Definitive Proxy Statement, which information is incorporated by reference into this report.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
For information required by Item 12 with respect to the security ownership of certain beneficial owners and management, see the information set forth under the caption “Other Information” in the 2020 Definitive Proxy Statement, which information is incorporated by reference into this report.
We currently maintain four shareholder-approved equity compensation plans that issue stock-based awards including the 2013 Equity Incentive Plan, the Management Stock Compensation Plan, the 2013 Employee Stock Purchase Plan and the 2012 Long Term Performance Plan. For summaries of these plans, see Note 8 to the consolidated financial statements contained within this report.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

The following table provides the number of shares of our common stock to be issued, the weighted-average exercise price of the outstanding stock options and the number of shares remaining for future award grants as of January 31, 2020:

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(3)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,924,367	$60.47	6,903,781
Equity compensation plans not approved by security holders	—	$—	—
Total	1,924,367		6,903,781

(1)
This amount includes 720,214 stock options outstanding, 1,127,676 shares issuable for other stock-based awards under the 2013 Equity Incentive Plan and 76,477 shares issuable for other stock-based awards under the 2012 Long Term Performance Plan (for assumed Engility awards, see Note 8 to the consolidated financial statements contained within this report). This amount does not include shares to be issued pursuant to purchase rights under the 2013 Employee Stock Purchase Plan.

(2)	Does not include shares to be issued for stock-based awards, other than stock options, which will not require any payment upon issuance of those shares.

(3)
Includes 2,868,628 shares of our common stock available for issuance under the 2013 Employee Stock Purchase Plan (ESPP). The maximum number of shares initially available for issuance under the ESPP was 1 million. The ESPP provides for an automatic increase to the share reserve on the first day of each fiscal year beginning on February 1, 2014 in an amount equal to the lesser of (i) 1 million shares, (ii) two percent of the number of shares of our common stock outstanding on the last day of the immediately preceding fiscal year or (iii) a number determined by the Compensation Committee of the Board of Directors. The amount authorized for issuance under the ESPP increased 500,000, 916,198 and 973,477 during fiscal 2017, 2016 and 2015 respectively. There was no increase to the amount authorized for issuance under the ESPP during fiscal 2018, fiscal 2019, or fiscal 2020. In addition, this includes 3,061,880 shares of our common stock available for issuance under the 2013 Equity Incentive Plan (EIP). The maximum number of shares initially available for issuance under the EIP was 5.7 million, which was increased by 2.8 million per the amended and restated 2013 Equity Incentive Plan, adopted June 4, 2014, amounting to a total authorized for issuance of 8.5 million. Lastly, this includes 973,273 shares of our common stock available for issuance under the 2012 Long Term Performance Plan (LTPP), see Note 8 to the consolidated financial statements contained within this report. The shares outstanding under the LTPP relate to assumed awards from the Engility acquisition, and as of the acquisition date, January 14, 2019, the maximum number of shares available for issuance under the LTPP was 1,198,010. We expect that the number of shares actually issued under the EIP and LTPP will be significantly less than the number of total awards outstanding under the respective plans because (a) a net option exercise results in a smaller portion of the number of award shares being issued when a participant uses award shares, rather than cash, to pay the exercise price, which historically most participants have elected to do, (b) most participants historically have elected to let the Company retain award shares to pay for taxes due on the exercise of options and all participants are required to use award shares to pay for taxes upon the vesting of restricted stock or restricted stock units, (c) some participants may terminate employment with the Company before the vesting of awards resulting in awards being forfeited and (d) some participants may not exercise stock options before the expiration date for a variety of reasons, including if the exercise price exceeds the then current market price of shares.

Item 13. Certain Relationships and Related Transactions, and Director Independence
For information required by Item 13 with respect to certain relationships and related transactions and the independence of directors and nominees, see the information set forth under the caption “Corporate Governance” in the 2020 Definitive Proxy Statement, which information is incorporated by reference into this report.
Item 14. Principal Accounting Fees and Services
For information required by Item 14 with respect to principal accounting fees and services, see the information set forth under the caption “Audit Matters” in the 2020 Definitive Proxy Statement, which information is incorporated by reference into this report.

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
3. Exhibits
See Exhibit Index on pages F-49 through F-51 of this report.

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
Dated: March 26, 2020
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Nazzic S. Keene	Principal Executive Officer and Director	March 26, 2020
Nazzic S. Keene

/s/ Charles A. Mathis	Principal Financial Officer and Principal Accounting Officer	March 26, 2020
Charles A. Mathis

/s/ Donna S. Morea	Chair of the Board	March 26, 2020
Donna S. Morea

/s/ Robert A. Bedingfield	Director	March 26, 2020
Robert A. Bedingfield

/s/ Carol A. Goode	Director	March 26, 2020
Carol A. Goode

/s/ John J. Hamre	Director	March 26, 2020
John J. Hamre

/s/ Yvette M. Kanouff	Director	March 26, 2020
Yvette M. Kanouff

/s/ David M. Kerko	Director	March 26, 2020
David M. Kerko

/s/ Timothy J. Mayopoulos	Director	March 26, 2020
Timothy J. Mayopoulos

/s/ Katharina G. McFarland	Director	March 26, 2020
Katharina G. McFarland

/s/ Steven R. Shane	Director	March 26, 2020
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Science Applications International Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Science Applications International Corporation (the Company) as of January 31, 2020 and February 1, 2019, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the two years in the period ended January 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at January 31, 2020 and February 1, 2019, and the results of its operations and its cash flows for each of the two years in the period ended January 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 26, 2020 expressed an unqualified opinion thereon.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Revenue recognition based on a cost input measure of progress
Description of the Matter
The Company recognizes a significant portion of its revenues using a cost input (cost-to-cost) measure of progress. Under the cost-to-cost measure of progress, revenue is recognized based on the ratio of costs incurred to the total estimated costs at completion. The transaction price used as the basis for revenue is the estimated amount of consideration expected to be received for performance and may include variable consideration such as reimbursable costs and award or incentive fees. As described in Note 3 to the consolidated financial statements, recognizing revenue on long-term contracts involves significant judgments and estimates. Changes in estimates can routinely occur due to changes in the estimated transaction price or estimated costs to completion and for a variety of reasons including changes in scope, changes in cost estimates due to unanticipated cost growth or reassessments of risks impacting costs, and changes in the estimated transaction price, such as variable amounts for incentive or award fees. A significant change in an estimate on one or more contracts could have a material effect on the Company’s results of operations.
Auditing the Company’s accounting for revenue using the cost input measure of progress was complex due to the judgment involved in estimating the transaction price and total estimated costs at completion for these contracts. The transaction price may include variable consideration, such as reimbursable costs, award and incentive fees, or other provisions that can either increase or decrease the transaction price. Additionally, management estimates total costs at completion by making assumptions regarding the complexity of the work to be performed, the schedule and associated tasks, labor productivity and availability, increases in wages and prices of materials, execution by subcontractors, overhead cost rates, and other variables.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s recognition of revenue using the cost input measure of progress. For example, we tested controls over management’s review of the estimated transaction price and estimated costs at completion used in determining revenue using the cost input measure of progress. We also tested internal controls that management executes to validate the data used in determining this revenue was complete and accurate.
To test the accuracy of the Company’s estimated transaction price and estimated costs at completion, our audit procedures included, among others, comparing estimates of labor costs, subcontractor costs, materials and variable consideration to historical results of similar contracts, and agreeing the key terms, including the terms of the variable consideration, to contract documentation and management’s estimates. Our audit procedures also included, among others, validating the nature, timing and extent of the amounts of revenue and costs recorded to date, including any changes in transaction price or estimated costs at completion from the prior period. For example, to test a change in estimate, we inspected underlying evidence for the reason for the change in estimate and the timing of such change, and we recalculated the inception-to-date effect recorded. We also evaluated whether a lack of change in estimate was appropriate, where applicable, on contracts.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Reserves for government investigations, audits and reviews
Description of the Matter
As discussed in Note 16 to the consolidated financial statements, U.S. government agencies, including the Defense Contract Audit Agency (DCAA), the Defense Contract Management Agency (DCMA), and others, routinely audit and review a contractor’s performance on government contracts, indirect rates and pricing practices, and compliance with applicable contracting and procurement laws, regulations and standards. The Company has recorded reserves for estimated net amounts to be refunded to customers for potential adjustments for indirect cost audits and compliance with Cost Accounting Standards. As of January 31, 2020, the Company had recorded a total liability of $54 million for estimated net amounts to be refunded to customers for potential adjustments from its open audits. Changes to the liability resulting from ongoing or future audits could have a material effect on the Company’s results of operations.
Auditing these reserves was especially challenging due to the limited information available from agencies of the U.S. government related to the open audit years and the judgmental nature of estimating the amount of costs that ultimately will be disallowed and refunded to customers. The Company estimated the reserve based on its limited ongoing communications with the agencies regarding current focus areas, status of ongoing negotiations, and results from prior audits.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s accounting for reserves for government investigations, audits and reviews. For example, we tested controls over management’s review of the calculations used to estimate the reserve amounts. We also tested management’s controls over the completeness and accuracy of the data used in the calculation of the reserves recorded.
To test these reserves, we performed audit procedures that included, among others, understanding the assumptions and rationale used by management and reviewing applicable laws and regulations. We inspected communications with the DCAA or DCMA including prior audit reports and settlements that were used as a basis for reserves recorded and tested the clerical accuracy of the Company’s calculations. Our government contracting specialists assisted us in identifying trends and recent experience in DCAA audits that could represent corroborative or contrary evidence and evaluating the data used to estimate the reserves.

Unrecognized tax benefits
Description of the Matter
As discussed in Notes 1 and 10 to the consolidated financial statements, the Company files income tax returns in the U.S. Federal jurisdiction and various state jurisdictions. The Company recognizes liabilities for uncertainty in income taxes when it is more likely than not that a tax position will not be sustained on examination and settlement with various taxing authorities. During the year ended January 31, 2020, the Company has recorded additional unrecognized tax benefits of $32 million for tax positions related to prior years and $8 million related to tax positions in the current year. Changes to the liability resulting from ongoing or future audits by the taxing authorities could have a material effect on the Company’s results of operations.
Auditing these reserves was especially challenging due to the significant judgment in applying the tax law and inherent uncertainty involved in predicting the ultimate resolution of the matter with the taxing authority.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s accounting for uncertain tax positions. For example, we tested controls over management’s review of the analysis performed and the application of the tax law. We also tested management’s controls over the completeness and accuracy of the data used in the calculation of the liabilities recorded.
To test the unrecognized tax benefits, we performed audit procedures that included, among others, understanding the application of the tax law and rationale used by management and evaluating whether the uncertain tax position met the “more likely than not” recognition threshold. For example, we verified our understanding of the relevant facts by reading the Company's analysis of the application of the tax law. We involved our tax subject matter resources in the assessment of the technical merits of the Company’s tax position, considering the applicable tax laws, and the methodology applied. We assessed the mathematical accuracy of management’s calculations and performed sensitivity analyses related to management’s estimate.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2018.

Tysons, Virginia
March 26, 2020

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Science Applications International Corporation
Reston, Virginia

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Science Applications International Corporation and subsidiaries (the "Company") as of February 2, 2018, the related consolidated statements of income and comprehensive income, equity, and cash flows, for the year ended February 2, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 2, 2018, and the results of its operations and its cash flows for the year ended February 2, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Deloitte & Touche LLP
McLean, Virginia
March 29, 2018
We began serving as the Company’s auditor in fiscal 2013. In 2018 we became the predecessor auditor.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION CONSOLIDATED STATEMENTS OF INCOME

	Year Ended
	January 31, 2020	February 1, 2019	February 2, 2018
	(in millions, except per share amounts)
Revenues	$6,379	$4,659	$4,454
Cost of revenues	5,673	4,195	4,043
Selling, general and administrative expenses	288	158	155
Acquisition and integration costs	48	86	—
Operating income	370	220	256
Interest expense	90	53	44
Other (income) expense, net	(6)	(3)	(2)
Income before income taxes	286	170	214
Provision for income taxes	(57)	(33)	(35)
Net income	$229	$137	$179
Net income attributable to non-controlling interest	3	—	—
Net income attributable to common stockholders	$226	$137	$179
Earnings per share:
Basic	$3.87	$3.16	$4.13
Diluted	$3.83	$3.11	$4.02

See accompanying notes to consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year ended
	January 31, 2020	February 1, 2019	February 2, 2018
	(in millions)
Net income	$229	$137	$179
Other comprehensive (loss) income, net of tax:
Net unrealized (loss) gain on derivative instruments	(53)	(18)	5
Defined benefit obligation adjustment	(5)	—	—
Total other comprehensive (loss) income, net of tax	(58)	(18)	5
Comprehensive income	$171	$119	$184
Comprehensive income attributable to non-controlling interest	3	—	—
Comprehensive income attributable to common stockholders	$168	$119	$184

See accompanying notes to consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION CONSOLIDATED BALANCE SHEETS

	January 31, 2020	February 1, 2019
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$188	$237
Receivables, net	1,099	1,050
Inventories, net	84	74
Prepaid expenses	40	47
Other current assets	19	25
Total current assets	1,430	1,433
Goodwill	2,139	2,120
Intangible assets, net	711	803
Property, plant, and equipment, net	91	103
Operating lease right of use assets	190	—
Other assets	150	104
Total assets	$4,711	$4,563
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$527	$455
Accrued payroll and other employee benefits	126	121
Accrued vacation	118	120
Other accrued liabilities	287	177
Long-term debt, current portion	70	24
Total current liabilities	1,128	897
Long-term debt, net of current portion	1,851	2,065
Operating lease liabilities	172	—
Other long-term liabilities	133	102
Commitments and contingencies (Note 16)
Equity:
Common stock, $.0001 par value, 1 billion shares authorized, 58 million shares and 60 million shares issued and outstanding as of January 31, 2020 and February 1, 2019, respectively	—	—
Additional paid-in capital	983	1,132
Retained earnings	506	367
Accumulated other comprehensive loss	(72)	(14)
Total common stockholders' equity	1,417	1,485
Non-controlling interest	10	14
Total stockholders' equity	1,427	1,499
Total liabilities and stockholders' equity	$4,711	$4,563

See accompanying notes to consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION CONSOLIDATED STATEMENTS OF EQUITY

	Shares of common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Non-Controlling Interest	Total
	(in millions)
Balance at February 3, 2017	44	$91	$260	$(2)	$—	$349
Net income	—	—	179	—	—	179
Issuances of stock	1	8	—	—	—	8
Reclassification of AOCI due to the Tax Act	—	—	(1)	1	—	—
Other comprehensive income, net of tax	—	—	—	5	—	5
Cash dividends of $1.24 per share	—	—	(55)	—	—	(55)
Stock-based compensation	—	(4)	—	—	—	(4)
Repurchases of stock	(2)	(95)	(60)	—	—	(155)
Balance at February 2, 2018	43	—	323	4	—	327
Cumulative impact from adopting ASC 606 on February 3, 2018	—	—	3	—	—	3
Net income attributable to common stockholders	—	—	137	—	—	137
Issuances of stock	1	7	—	—	—	7
Other comprehensive loss, net of tax	—	—	—	(18)	—	(18)
Cash dividends of $1.24 per share	—	—	(54)	—	—	(54)
Stock-based compensation	—	52	(9)	—	—	43
Repurchases of stock	(1)	(11)	(33)	—	—	(44)
Stock issued for the Engility acquisition	17	1,084	—	—	—	1,084
Acquired non-controlling interest	—	—	—	—	13	13
Contribution from non-controlling interest	—	—	—	—	1	1
Balance at February 1, 2019	60	1,132	367	(14)	14	1,499
Net income	—	—	226	—	3	229
Issuances of stock	—	12	—	—	—	12
Other comprehensive loss, net of tax	—	—	—	(58)	—	(58)
Cash dividends of $1.48 per share	—	—	(87)	—	—	(87)
Stock-based compensation	—	21	—	—	—	21
Repurchases of stock	(2)	(182)	—	—	—	(182)
Distributions to non-controlling interest	—	—	—	—	(7)	(7)
Balance at January 31, 2020	58	$983	$506	$(72)	$10	$1,427

See accompanying notes to consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	January 31, 2020	February 1, 2019	February 2, 2018
	(in millions)
Cash flows from operating activities:
Net income	$229	$137	$179
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	138	49	46
Deferred income taxes	44	19	13
Stock-based compensation expense	37	45	27
Impairment of right of use assets	5	—	—
Loss on extinguishment of debt	—	4	—
Provisions for inventory and deferred contract costs	—	36	—
Increase (decrease) resulting from changes in operating assets and liabilities, net of the effect of the acquisition:
Receivables	(50)	(26)	(135)
Inventory, prepaid expenses, and other current assets	(10)	(26)	19
Other assets	(34)	(12)	2
Accounts payable and accrued liabilities	62	(65)	68
Accrued payroll and employee benefits	3	22	(8)
Operating lease assets and liabilities, net	(4)	—	—
Other long-term liabilities	38	1	6
Net cash provided by operating activities	458	184	217
Cash flows from investing activities:
Expenditures for property, plant, and equipment	(21)	(28)	(22)
Purchases of marketable securities	(24)	—	—
Sales of marketable securities	3	—	—
Other	(5)	1	—
Cash paid for acquisition, net of cash acquired	—	(1,001)	—
Net cash used in investing activities	(47)	(1,028)	(22)
Cash flows from financing activities:
Dividend payments to stockholders	(87)	(53)	(54)
Principal payments on borrowings	(274)	(779)	(50)
Issuances of stock	10	7	6
Stock repurchased and retired or withheld for taxes on equity awards	(197)	(69)	(186)
Disbursements for obligations assumed from Scitor acquisition	—	—	(2)
Proceeds from borrowings	100	1,859	25
Debt issuance costs	—	(26)	—
Equity issuance costs	—	(2)	—
(Distributions to) contributions from non-controlling interest	(7)	1	—
Net cash (used in) provided by financing activities	(455)	938	(261)
Net (decrease) increase in cash, cash equivalents and restricted cash	(44)	94	(66)
Cash, cash equivalents and restricted cash at beginning of period	246	152	218
Cash, cash equivalents and restricted cash at end of period	$202	$246	$152

See accompanying notes to consolidated financial statements.
Supplementary cash flow disclosure:
Cash paid for interest	$86	$44	$41
Cash paid for income taxes	$32	$24	$31

Non-cash investing and financing activities:
Decrease in accrued plan share repurchases	$(1)	$—	$(1)
Increase (decrease) in accrued plant, property, and equipment	$3	$(3)	$2
Fair value of equity consideration paid for acquisition	$—	$1,108	$—

See accompanying notes to consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Business Overview and Summary of Significant Accounting Policies:
Overview
Description of Business. Science Applications International Corporation (collectively, with its consolidated subsidiaries, the “Company”) is a leading provider of technical, engineering and enterprise information technology (IT) services primarily to the U.S. government. The Company provides engineering and integration services for large, complex projects and offers a broad range of services with a targeted emphasis on higher-end, differentiated technology services. The Company is organized as a matrix comprised of three customer facing operating segments supported by a solutions and technology group. Each of the Company’s three customer facing operating segments is focused on providing the Company’s comprehensive technical, engineering and enterprise IT service offerings to one or more agencies of the U.S federal government. The Company's operating segments are aggregated into one reportable segment for financial reporting purposes, see Note 15.
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
Non-controlling Interest. The Company holds a 50.1% majority interest in Forfeiture Support Associates J.V. (FSA). The results of operations of FSA are included in the Company's consolidated statements of income and comprehensive income. The non-controlling interest reported on the consolidated balance sheets represents the portion of FSA’s equity that is attributable to the non-controlling interest.
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
Reporting Periods
The Company utilizes a 52/53 week fiscal year ending on the Friday closest to January 31, with fiscal quarters typically consisting of 13 weeks. Fiscal 2018 began on February 4, 2017 and ended on February 2, 2018, fiscal 2019 began on February 3, 2018 and ended on February 1, 2019, and fiscal 2020 began on February 2, 2019 and ended on January 31, 2020.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
The Tax Cuts and Jobs Act (the “Tax Act”) was enacted on December 22, 2017, which amended the Internal Revenue Code to reduce tax rates and modify policies for income, deductions and credits for businesses. The Tax Act reduced the corporate federal tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018. The rate change was effective for one month of our fiscal year 2018, requiring the Company to use a blended rate for the fiscal 2018 annual period. As a result, the Company's blended federal statutory tax rate for fiscal year 2018 was 33.7%. The Company has a statutory rate of 21% for fiscal year 2019 and all future periods.
Costs Allocated to Contracts
The Company classifies indirect costs as overhead (included in cost of revenues) or general and administrative expenses in the same manner as such costs are defined in the Company’s Disclosure Statements under U.S. government Cost Accounting Standards (CAS).
Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents are comprised of cash in banks and highly liquid instruments, which primarily consist of bank deposits and investments in institutional money market funds. The Company includes outstanding payments within cash and cash equivalents and accounts payable on the consolidated balance sheets and as of January 31,

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2020 and February 1, 2019 these amounts were $54 million and $47 million, respectively. The Company does not invest in high yield or high risk securities. The cash in bank accounts at times may exceed federally insured limits.
Restricted cash consists of cash on deposit in rabbi trusts that are contractually restricted from use in operations, but are subject to future claims of creditors. Restricted cash will be used to fund future payment obligations related to deferred compensation plans and our voluntary disability insurance plan in California. The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the consolidated balance sheets for the periods presented:

	January 31, 2020	February 1, 2019
	(in millions)
Cash and cash equivalents	$188	$237
Restricted cash included in other current assets	4	—
Restricted cash included in other assets	10	9
Cash, cash equivalents and restricted cash	$202	$246

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
Unbilled receivables, substantially all of which are expected to be billed and collected within one year, are stated at their estimated realizable value and consist of costs and fees billable on contract completion or the occurrence of a specified event, other than the passage of time. Legal title to the related accumulated costs of contracts in progress generally vests with the U.S. government on the Company’s receipt of progress payments. Progress payments received of $33 million and $26 million offset unbilled receivables as of January 31, 2020 and February 1, 2019, respectively. Contract retentions are billed when contract conditions have been met and may relate to uncompleted indirect cost negotiations with the U.S. government. Based on historical experience, the majority of retention balances are expected to be collected beyond one year. Retention is presented in other assets on the consolidated balance sheets, see Note 3. Write-offs of retention balances have not been significant. The Company establishes an allowance for doubtful accounts based on the latest information available to determine whether outstanding invoices are ultimately collectable. The Company determines its allowance for doubtful accounts by analyzing individual receivables, historical bad debts, and, for non-U.S. government customers, customer creditworthiness. Receivable balances are written-off in the period during which management determines they are uncollectable, and, at that time, such balances are removed from billed receivables and, if previously reserved, from the allowance for doubtful accounts.
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
Business Combinations
The Company records all tangible and intangible assets acquired and liabilities assumed in a business combination at fair value as of the acquisition date, which is determined using a cost, market or income approach. The excess amount of the aggregated purchase consideration paid over the fair value of the net of assets acquired and liabilities assumed is recorded as goodwill. Acquisition date fair value represents the price that would be received to

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
Acquisition and Integration Costs
Acquisition-related costs that are not part of the purchase price consideration are generally expensed as incurred, except for certain costs that are deferred in connection with the issuance of debt. These costs typically include transaction-related costs, such as finder’s fees, and legal, accounting and other professional costs. Integration-related costs typically include strategic consulting services, employee related costs, such as severance, accelerated vesting of assumed stock awards, and other non-recurring integration-related costs. Acquisition and integration costs are presented together as acquisition and integration costs on the consolidated statements of income.
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
Pension and Defined Benefit Plans
The Company measures plan assets and benefit obligations as of the month-end that is closest to its fiscal year-end. Accounting and reporting for the Company's pension and defined benefit plans requires the use of

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
Marketable Securities
Investments in marketable securities consist of equity securities which are recorded at fair value using observable inputs such as quoted prices in active markets (Level 1). As of January 31, 2020 and February 1, 2019, the fair value of our investments total $27 million and $4 million, respectively, and was included in other assets on the consolidated balance sheets. The Company's investments are primarily held in a custodial account, which includes investments to fund our deferred compensation plan liabilities.
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
The Company’s fixed interest rate swaps are considered over-the-counter derivatives, and fair value is calculated using a standard pricing model for interest rate swaps with contractual terms for maturities, amortization and interest rates. Level 2, or market observable inputs (such as yield and credit curves), are used within the standard pricing models in order to determine fair value. The fair value is an estimate of the amount that the Company would pay or receive as of a measurement date if the agreements were transferred to a third party or canceled. See Note 12 for further discussion on the Company’s derivative instruments designated as cash flow hedges.
Operating Cycle
The Company’s operating cycle may be greater than one year and is measured by the average time intervening between the inception and the completion of contracts.
Research and Development
The Company conducts research and development activities under customer-funded contracts and with company-funded independent research and development (IR&D) funds. IR&D efforts consist of projects involving basic research, applied research, development, and systems and other concept formulation studies. Company-funded

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

IR&D expense is included in selling, general and administrative expenses and was $7 million, $5 million and $4 million in fiscal 2020, 2019 and 2018, respectively. Customer-funded research and development activities performed under customer contracts are charged directly to cost of revenues for those particular contracts.
Accounting Standards Updates
In August 2018, the FASB issued ASU No. 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the capitalization requirements for implementation costs incurred in a hosting arrangement that is a service contract with the existing capitalization requirements for implementation costs incurred to develop or obtain internal-use software (Subtopic 350-40). ASU 2018-15 becomes effective for the Company in the first quarter of fiscal 2021. During the third quarter of fiscal 2020, the Company early adopted ASU 2018-15 and applied its provisions prospectively. Adoption of the standard did not have a material impact on the Company’s consolidated financial statements.
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
As a result of the adoption of the new standard, on February 2, 2019, the Company recognized approximately $169 million of right of use operating assets and $184 million of operating lease liabilities, of which $140 million was noncurrent. The adoption did not have a material impact on retained earnings, the consolidated statements of income, or the consolidated statements of cash flows.
In August 2018, the FASB issued ASU No. 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans, which modifies the disclosure requirements for the defined benefit pension plans and other postretirement plans. ASU 2018-14 becomes effective for the Company in the first quarter of fiscal 2022 and is required to be adopted retrospectively. Early adoption is permitted. The Company early adopted the provisions of the standard in the fourth quarter of fiscal 2019 which did not result in a material impact to its consolidated financial statements.
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements and some cost guidance included in the Accounting Standards Codification (ASC). The Company adopted the standard on February 3, 2018, using the modified retrospective method. Under this method, the Company recognized the cumulative effect of adoption as an adjustment to its opening balance of retained earnings on February 3, 2018. Prior year periods were not retrospectively adjusted. The net impact to opening retained earnings as a result of the adoption was $3 million, attributable primarily to the change in accounting for programs previously accounted for using the efforts-expended method of percentage of completion.
In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedge Activities, which simplifies the application of hedge accounting and eliminates the requirement to separately measure and report hedge ineffectiveness. The Company early adopted the provisions of

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires entities to use a forward-looking model to estimate credit losses over the contractual term of financial assets, including short-term trade receivables and contract assets. The Company will adopt ASU 2016-13 in the first quarter of fiscal 2021 using the modified retrospective approach. The adoption is not expected to have a material impact on the Company’s financial statements.
Other Accounting Standards Updates effective after January 31, 2020 are not expected to have a material effect on the Company’s financial statements.
Note 2—Earnings Per Share, Share Repurchases and Dividends:
Earnings per Share (EPS)
Basic EPS is computed by dividing net income by the basic weighted-average number of shares outstanding. Diluted EPS is computed similarly to basic EPS, except the weighted-average number of shares outstanding is increased to include the dilutive effect of outstanding stock options and other stock-based awards.
A reconciliation of the weighted-average number of shares outstanding used to compute basic and diluted EPS was:

	Year Ended
	January 31, 2020	February 1, 2019	February 2, 2018
	(in millions)
Basic weighted-average number of shares outstanding	58.4	43.4	43.3
Dilutive common share equivalents - stock options and other stock-based awards	0.6	0.7	1.2
Diluted weighted-average number of shares outstanding	59.0	44.1	44.5

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following stock-based awards were excluded from the weighted-average number of shares outstanding used to compute diluted EPS:

	Year Ended
	January 31, 2020	February 1, 2019	February 2, 2018
	(in millions)
Antidilutive stock options excluded	0.3	0.2	0.2

Share Repurchases
The Company may repurchase shares in accordance with established repurchase plans. The Company retires its common stock upon repurchase with the excess over par value allocated to additional paid-in capital. The Company has not made any material purchases of common stock other than in connection with established share repurchase plans. On March 27, 2019, the number of shares of our common stock that may be repurchased under our existing repurchase plan, previously announced in October 2013, was increased by approximately 4.6 million shares, bringing the total authorized shares to be repurchased under the plan to approximately 16.4 million shares. As of January 31, 2020, the Company has repurchased approximately 11.8 million shares of common stock under the plan.
Dividends
The Company declared and paid quarterly dividends every quarter for the years presented, increasing from $0.31 to $0.37 per share in the first quarter of fiscal 2020. Total dividends declared and paid were $1.48 per share during fiscal 2020 and $1.24 per share during fiscal 2019 and fiscal 2018.
On March 25, 2020, the Company’s Board of Directors declared a cash dividend of $0.37 per share of the Company’s common stock payable on April 24, 2020 to stockholders of record on April 9, 2020.
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
Aggregate changes in these estimates recognized in operating income were:

	Year Ended
	January 31, 2020	February 1, 2019	February 2, 2018
	(in millions, except per share amounts)
Favorable adjustments	$39	$30	$27
Unfavorable adjustments	(17)	(13)	(30)
Net favorable (unfavorable) adjustments	22	17	(3)
Income tax effect	(4)	(4)	1
Net favorable (unfavorable) adjustments, after tax	18	13	(2)
Basic EPS impact	$0.31	$0.29	$(0.05)
Diluted EPS impact	$0.31	$0.29	$(0.04)

Revenues were $23 million higher for the twelve months ended January 31, 2020, due to net revenue recognized from performance obligations satisfied in prior periods.
Disaggregation of Revenues
The Company's revenues are generated primarily from long-term contracts with the U.S. government including subcontracts with other contractors engaged in work for the U.S. government. The Company disaggregates revenues by customer, contract-type and prime vs. subcontractor to the federal government.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Disaggregated revenues by customer was as follows:

	Year Ended
	January 31, 2020	February 1, 2019
	(in millions)
Department of Defense	$3,330	$2,805
Other federal government agencies	2,920	1,707
Commercial, state and local	129	147
Total	$6,379	$4,659
Disaggregated revenues by contract-type was as follows:

	Year Ended
	January 31, 2020	February 1, 2019
	(in millions)
Cost reimbursement	$3,644	$2,306
Time and materials (T&M)	1,280	1,086
Firm-fixed price (FFP)	1,455	1,267
Total	$6,379	$4,659
Disaggregated revenues by prime vs. subcontractor was as follows:

	Year Ended
	January 31, 2020	February 1, 2019
	(in millions)
Prime contractor to federal government	$5,662	$4,178
Subcontractor to federal government	588	334
Other	129	147
Total	$6,379	$4,659

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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Contract balances for the periods presented were as follows:

	Balance Sheet line item	January 31, 2020	February 1, 2019
		(in millions)
Billed and billable receivables, net(1)	Receivables, net	$720	$740
Contract assets - unbillable receivables	Receivables, net	379	310
Contract assets - contract retentions	Other assets	17	13
Contract liabilities - current	Other accrued liabilities	41	34
Contract liabilities - non-current	Other long-term liabilities	$10	$6

(1)	Net of allowance for doubtful accounts of $4 million and $2 million as of January 31, 2020 and February 1, 2019, respectively.
The changes in the Company's contract assets and contract liabilities during the current period primarily results from timing differences between the Company's performance, invoicing and customer payments. During the twelve months ended January 31, 2020 and February 1, 2019, the Company recognized revenues of $23 million and $10 million relating to amounts that were included in the opening balance of contract liabilities as of February 1, 2019 and February 3, 2018, respectively.
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
Deferred costs for the periods presented were as follows:

	Balance Sheet line item	January 31, 2020	February 1, 2019
		(in millions)
Pre-contract costs	Other current assets	$3	$1
Fulfillment costs - non-current	Other assets	$12	$13
Pre-contract costs of $3 million were expensed during the twelve months ended January 31, 2020 and $15 million were expensed during the twelve months ended February 1, 2019, which included $10 million for a contract that was not awarded. Fulfillment costs of $3 million and $5 million were amortized during the twelve months ended January 31, 2020 and February 1, 2019, respectively.
Remaining Performance Obligations
As of January 31, 2020, the Company had $4.0 billion of remaining performance obligations. Remaining performance obligations exclude any variable consideration that is allocated entirely to unsatisfied performance obligations on our supply chain contracts. The Company expects to recognize revenue on approximately 80% of the remaining performance obligations over the next 12 months and approximately 90% over the next 24 months, with the remaining recognized thereafter.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 4 —Acquisitions:
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
The acquisition was funded through a combination of SAIC common stock and additional borrowings. At the effective time of the acquisition, each outstanding share of Engility common stock was automatically canceled and converted into the right to receive 0.45 shares of the SAIC common stock. The Company amended its existing credit agreement to provide for a new five-year senior secured $1.1 billion term loan facility, as discussed in Note 11. SAIC borrowed the entire amount of the term loan facility, the proceeds of which were immediately used to repay Engility’s existing credit facility and outstanding notes and to pay fees and expenses associated with the acquisition, with the balance retained by SAIC to be used for general corporate purposes.
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

(2)	Represents the fair value of the converted vesting stock awards assumed attributable to pre-acquisition service. See Note 8.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The purchase price was allocated, on a preliminary basis, among assets acquired and liabilities assumed at fair value on the acquisition date, January 14, 2019, based on the best available information, with the excess purchase price recorded as goodwill. During fiscal 2020, the Company made adjustments to the preliminary purchase price resulting in a $19 million increase to goodwill. The measurement period adjustments included: $10 million decrease to other current assets associated with the valuation of pre-acquisition contingent receivables; $15 million increase to other accrued liabilities associated with Engility’s historical government compliance accounting practices; $3 million increase to customer relationship intangible assets; $2 million decrease to inventories, net; $1 million decrease to receivables, net; and, $6 million increase to deferred tax assets. The resulting impact to the Company’s consolidated statements of income and of comprehensive income were not material. The Company has completed the purchase accounting valuation for this transaction and recorded final purchase accounting entries as follows:

(in millions)
Cash and cash equivalents	$51
Receivables	350
Inventories	3
Prepaid expenses	5
Other current assets	5
Property, plant, and equipment	39
Deferred tax assets	97
Other assets	7
Intangible assets	651
Goodwill	1,276
Total assets acquired	2,484
Accounts payable	115
Accrued payroll and other employee benefits	30
Accrued vacation	39
Other accrued liabilities	73
Other long-term liabilities	54
Total liabilities assumed	311
Non-controlling interest	13
Net assets acquired	$2,160
Amount of tax deductible goodwill	$441

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

The backlog intangible asset is comprised solely of funded backlog as of the acquisition date. The customer relationships intangible asset consists of unfunded backlog as of the acquisition date and estimated future renewals. The backlog and customer relationships intangible assets were valued using the excess earnings method (income approach) in which the value is derived from an estimation of the after-tax cash flows specifically

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
During fiscal 2019, the Company incurred $63 million in acquisition-related costs associated with the acquisition of Engility, including $31 million of debt issue costs, see Note 11, and $2 million in stock issue costs.
The amounts recognized in acquisition and integration costs on the consolidated statements of income are as follows:

	Year Ended
	January 31, 2020(1)	February 1, 2019	February 2, 2018
	(in millions)
Acquisition	$2	$31	$—
Integration(2)	46	55	—
Total acquisition and integration costs	$48	$86	$—

(1)	Acquisition expenses recognized are related to the acquisition of Unisys Federal, see Note 18, and integration expenses recognized are related to the integration of Engility.

(2)
Includes $16 million and $29 million of restructuring costs for the year ended January 31, 2020 and February 1, 2019, respectively, and $5 million of impairment loss for right of use lease assets for fiscal 2020. See Note 5 for additional information related to restructuring costs and impairments.

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
	(in millions)
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 5—Restructuring and Impairment:
Restructuring and impairment costs recognized were as follows:

	Year Ended
	January 31, 2020	February 1, 2019	February 2, 2018
	(in millions)
Severance and other employee costs	$9	$29	$6
Facilities costs	—	—	7
Other associated costs	7	—	—
Total restructuring costs	16	29	13
Impairment of right of use lease assets	5	—	—
Total restructuring costs and impairment	$21	$29	$13

Restructuring
In fiscal 2019, the Company initiated restructuring activities to realize cost synergies from the integration of Engility, which includes employee termination costs and other costs associated with the optimization and consolidation facilities. Total restructuring costs for fiscal 2020 and fiscal 2019 are presented within acquisition and integration costs in the consolidated statements of income. The Company expects to complete restructuring activities in fiscal 2021, incurring total restructuring costs of approximately $49 million, comprised of $38 million for severance and other employee costs and $11 million of other associated costs, such as contract terminations and costs incurred for facility consolidation. Cash paid for severance and other employee costs were $12 million and $25 million during fiscal 2020 and fiscal 2019, respectively. During fiscal 2020, the Company paid $7 million for other associated costs and expects to incur an additional $4 million in fiscal 2021.
During fiscal 2018, the Company initiated restructuring activities (the "2018 Restructuring") to improve operational efficiency, reduce costs, and better position the Company to drive future growth. The restructuring activities consisted of involuntary and voluntary terminations and the consolidation of existing leased facilities. The Company completed the 2018 Restructuring in fiscal 2018 with total restructuring costs of approximately $13 million, comprised of $6 million for employee severance and $7 million of lease exit costs. For fiscal 2018, $6 million of restructuring costs are included in cost of revenues and $7 million in selling, general and administrative expenses in the consolidated statements of income. During fiscal 2018 and fiscal 2019, the Company made cash payments of $5 million and $1 million, respectively, for severance associated with the 2018 Restructuring. As of January 31, 2020, the remaining liability associated with lease exit costs is $2 million and will be substantially settled by the end of fiscal 2021.
Impairment
During fiscal 2020, the Company vacated certain leased facilities as part of its restructuring activities to realize cost synergies from the integration of Engility. The $5 million impairment of right of use lease assets is presented within acquisition and integration costs in the consolidated statements of income.
Note 6—Goodwill and Intangible Assets:
Goodwill
Goodwill had a carrying value of $2,139 million and $2,120 million as of January 31, 2020 and February 1, 2019, respectively. There were no impairments of goodwill during the periods presented.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Intangible Assets
Intangible assets, all of which were finite-lived, consisted of the following:

	January 31, 2020			February 1, 2019
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
	(in millions)
Customer relationships	$851	$(142)	$709	$850	$(78)	$772
Backlog	—	—	—	30	(1)	29
Developed technology	2	—	2	2	—	2
Total intangible assets	$853	$(142)	$711	$882	$(79)	$803

Intangible assets with a gross carrying value of $32 million became fully amortized during fiscal 2020 and are no longer reflected in the gross carrying value and accumulated amortization as of January 31, 2020. Amortization expense related to intangible assets was $95 million, $24 million and $21 million for fiscal 2020, 2019 and 2018, respectively. There were no intangible asset impairment losses during the periods presented.
As of January 31, 2020, the estimated future annual amortization expense related to intangible assets is as follows:

Fiscal Year Ending	(in millions)
2021	$64
2022	64
2023	65
2024	63
2025	63
Thereafter	392
Total	$711

Actual amortization expense in future periods could differ from these estimates as a result of future acquisitions, divestitures, impairments and other factors.
Note 7—Property, Plant, and Equipment:
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Depreciation and amortization is recognized using the methods and estimated useful lives as follows:

	Depreciation or amortization method	Estimated useful lives (in years)	January 31, 2020	February 1, 2019
			(in millions)
Computer equipment	Straight-line or declining balance	3-10	$90	$90
Capitalized software and software licenses	Straight-line or declining balance	3-10	68	61
Leasehold improvements	Straight-line	Shorter of lease term or 10	80	81
Office furniture and fixtures	Straight-line or declining balance	3-10	19	19
Buildings and improvements	Straight-line	40	7	7
Construction in process			7	3
Land			1	1
Property, plant, and equipment			272	262
Accumulated depreciation and amortization			(181)	(159)
Property, plant, and equipment, net			$91	$103

Depreciation and amortization expense for property, plant, and equipment was $36 million, $23 million and $23 million in fiscal 2020, 2019 and 2018, respectively.
Note 8—Stock-Based Compensation:
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The EIP provides the Company’s employees and directors the opportunity to receive various types of stock-based compensation and cash awards. The terms of the stock-based awards granted to employees and directors are the same, except that those for directors cliff vest within one year of the grant date. As of January 31, 2020, the Company has outstanding stock options, vested and vesting stock awards, and performance share awards under this plan. Vesting stock awards and stock options granted under the EIP prior to fiscal 2015 generally vest or become exercisable 20%, 20%, 20%, and 40% after one, two, three and four years, respectively. Stock options granted under the EIP in fiscal 2015 and thereafter generally become exercisable 33%, 33%, and 33% after one, two and three years, respectively, while vesting stock awards granted in fiscal 2015 through fiscal 2019 generally vest 25%, 25%, 25% and 25% after one, two, three and four years, respectively. Vesting stock awards granted in fiscal 2020 generally vest 33%, 33%, and 33% after one, two and three years, respectively. The maximum contractual term for stock options granted under the EIP is ten years, but historically the Company has granted stock options with a seven-year contractual term. Vesting may be accelerated for employees meeting retirement eligibility conditions. Stock-based awards generally provide for accelerated vesting if there is a change in control (as defined in the EIP). Vesting stock awards and performance share awards have forfeitable rights to dividends. In June 2014, the EIP was amended and restated to increase the total authorized shares of common stock for issuance under the EIP from 5.7 million to 8.5 million.
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
The Management Stock Compensation Plan provides for awards in share units to eligible employees. Benefits from these plans are payable in shares of the Company’s stock that are held in a trust for the purpose of funding benefit payments to the participants. During fiscal 2017 all remaining outstanding awards in the Management Stock Compensation Plan vested. The Board of Directors may at any time amend or terminate the Management Stock Compensation Plan. In the event of a change in control of the Company (as defined by the Management Stock Compensation Plan), participant accounts will be immediately distributed, otherwise participant accounts will generally be distributed upon retirement, based on the participant’s payout election, or upon termination. The Management Stock Compensation Plan does not provide for a maximum number of shares available for future issuance.
The Company’s ESPP allows eligible employees to purchase shares of the Company’s stock at a discount of up to 15% of the fair market value on the date of purchase. During the three years ended January 31, 2020, the discount was 5% of the fair market value on the date of purchase for purchases made under the Company’s ESPP, thereby resulting in the ESPP being non-compensatory. As of January 31, 2020, 3.4 million shares of the Company’s stock are authorized for issuance under the ESPP.
The LTPP provides certain employees of the Company the opportunity to receive various types of stock-based compensation awards. As of January 31, 2020, the Company has vesting stock awards assumed from the Engility acquisition under this plan. These remaining outstanding vesting stock awards assumed under the LTPP will continue to vest under their original vesting schedule, when granted by Engility prior to the acquisition, and generally cliff vest at the end of the third fiscal year following the grant date. Vesting may be accelerated for employees meeting retirement eligibility conditions. Vesting stock awards under the LTPP have forfeitable rights to dividends.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Expense and Related Tax Benefits Recognized
Stock-based compensation expense and related tax benefits recognized under the Plans were:

	Year Ended
	January 31, 2020	February 1, 2019	February 2, 2018
	(in millions)
Stock-based compensation expense:
Stock options	$4	$3	$3
Vesting stock awards	29	37	21
Performance share awards	4	5	3
Total stock-based compensation expense	$37	$45	$27
Tax benefits recognized from stock-based compensation	$13	$20	$32

Stock Options
Stock options are granted with their exercise price equal to the closing market price of the Company’s stock on the last trading day preceding the grant date, except for those stock options outstanding as of September 27, 2013, for which the exercise prices (and number of stock options) were adjusted for the conversion at separation.
Stock option activity for the year ended January 31, 2020 was:

	Shares of stocks under stock options	Weighted-average exercise price	Weighted-average remaining contractual term	Aggregate intrinsic value
	(in millions)		(in years)	(in millions)
Outstanding at February 1, 2019	1.1	$53.67	3.6	$18
Options granted	0.1	75.66
Options forfeited or expired	—	—
Options exercised	(0.5)	49.34
Outstanding at January 31, 2020	0.7	$60.47	3.5	$20
Options exercisable at January 31, 2020	0.5	$54.87	2.7	$18
Vested and expected to vest as of January 31, 2020	0.7	$60.33	3.5	$20

As of January 31, 2020 there was $2 million of unrecognized compensation cost, net of estimated forfeitures, related to stock options, which is expected to be recognized over a weighted-average period of 1.1 years.
The following table summarizes activity related to exercises of stock options:

	Year Ended
	January 31, 2020	February 1, 2019	February 2, 2018
	(in millions)
Cash received from exercises of stock options	$—	$—	$—
Stock exchanged at fair value upon exercises of stock options	$2	$1	$1
Tax benefits from exercises of stock options	$3	$7	$8
Total intrinsic value of options exercised	$16	$24	$22

The fair value of stock option awards granted under the Company’s plan were valued using the Black-Scholes option-pricing model based on the following assumptions:
Expected Term--For options granted during fiscal 2019 and after, the expected term was calculated from the Company's historical data using the midpoint method. For options granted prior to fiscal 2019, the expected

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

term was calculated using the U.S. Security and Exchange Commission’s “simplified method” as the midpoint between the vesting term and contractual term.
Expected Volatility--For options granted in fiscal 2017 and after, the expected volatility is based on the historical volatility of the Company since the spin-off transaction. For options granted during fiscal 2016 and prior, the expected volatility is based on the volatilities of selected peer group companies over a period consistent with the expected term. Peer group companies were selected from companies within the Company’s industry that most closely match the Company’s business, including size, capital structure and customer base.
Risk-Free Interest Rate--The risk-free interest rate is based on the yield curve of a zero-coupon U.S. Treasury bond with a maturity equal to the expected term of the stock option on the date of grant.
Dividend Yield--The dividend yield assumed over the expected term of the option is calculated based on the most recently announced dividend as of the grant date.
The weighted-average grant date fair value and assumptions used to determine the fair value of stock options granted for the periods presented were:

	Year Ended
	January 31, 2020	February 1, 2019	February 2, 2018
Weighted-average grant-date fair value	$16.88	$19.48	$16.34
Expected term (in years)	4.2	4.0	4.4
Expected volatility	30.0%	29.0%	28.2%
Risk-free interest rate	2.2%	2.5%	1.7%
Dividend yield	2.0%	1.6%	1.5%

Vesting Stock Awards
Vesting stock award activity for the year ended January 31, 2020 was:

	Shares of stock under stock awards	Weighted-average grant date fair value
	(in millions)
Unvested February 1, 2019	1.0	$70.76
Awards granted	0.4	76.01
Awards forfeited	(0.1)	73.78
Awards vested	(0.4)	65.93
Unvested January 31, 2020	0.9	$74.94

The grant date fair value of vesting stock awards is based on the closing market price of the Company’s stock on the last trading day preceding the grant date. The weighted-average grant date fair value of the vesting stock awards granted for fiscal 2020, fiscal 2019 and fiscal 2018 was $76.01, $84.28 and $72.90, respectively. As of January 31, 2020 there was $34 million of unrecognized compensation cost, net of estimated forfeitures, related to vesting stock awards, which is expected to be recognized over a weighted-average period of 1.4 years. The fair value of vesting stock awards that vested in fiscal 2020, fiscal 2019 and fiscal 2018 was $35 million, $60 million and $58 million, respectively.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Performance Share Awards
Performance share award activity for the year ended January 31, 2020 was:

	Shares of stock under performance shares	Weighted-average grant date fair value
	(in millions)
Unvested performance shares at February 1, 2019	0.1	$79.12
Performance shares granted	0.1	79.04
Performance shares forfeited	—	—
Performance shares vested	(0.1)	72.91
Performance shares adjustment	—	—
Unvested performance shares at January 31, 2020	0.1	$81.60

The actual number of shares to be issued upon vesting range between 0-150% of the specified target shares. The number of performance shares are presented at 100% of the specified target shares in the table above, except for performance shares that vested and performance shares adjustment. Performance shares vested reflects the number of shares to be issued based on the actual achievement of the performance goals for shares that vested during the period. Performance shares adjustment reflects the increase or decrease in the number of performance shares vested compared to the number of performance shares that would have vested at target. The fair value of performance share awards that vested in fiscal 2020 was $4 million. For unvested performance shares as of January 31, 2020 the Company expects to issue 0.1 million shares of stock in the future based on estimated future achievement of the performance goals. The grant date fair value of the performance share awards granted for fiscal 2020, fiscal 2019, and fiscal 2018 was $79.04, $85.31 and $72.91, respectively. The grant date fair value of performance share awards is based on the closing market price of the Company’s common stock on the last trading day preceding the grant date. As of January 31, 2020 there was $5.1 million of unrecognized compensation cost, net of estimated forfeitures, related to performance share awards, which is expected to be recognized over a weighted-average period of 1.8 years.

Note 9—Retirement Plans:
Defined Contribution Plans
The Company sponsors the Science Applications International Corporation Retirement Plan (a qualified defined contribution 401(k) plan) and an employee stock ownership plan, in which most employees are eligible to participate. There are a variety of investment options available, including the Company's stock. Engility sponsored the Engility Master Savings Plan, which was a 401(k) plan in which most employees of Engility were eligible to participate. The Engility Master Savings Plan merged into the Science Applications International Corporation Retirement Plan on January 2, 2020.
The Science Applications International Corporation Retirement Plan allows eligible participants to contribute a portion of their income through payroll deductions and the Company makes matching company contributions and may also make discretionary contributions. The Company contributions expensed for defined contribution plans were $65 million, $46 million and $42 million in fiscal 2020, 2019 and 2018, respectively.
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
Defined Benefit Plans
In connection with the acquisition of Engility on January 14, 2019, SAIC assumed two defined benefit plans sponsored by Engility for certain current and former employees: a Defined Benefit Pension Plan (Pension Plan) and a Retiree Health Reimbursement Account Plan (RHRA Benefit Plan). Membership and participants' calculated pension benefit are frozen in the Pension Plan and membership in the RHRA Benefit Plan is frozen.
Our funding policy is to contribute at least the minimum amount required by the Employee Retirement income Security Act of 1974. Additional amounts are contributed to assure that plan assets will be adequate to provide retirement benefits. During fiscal 2021, the Company expects to contribute $4 million and $1 million to fund the Pension Plan and RHRA Benefit Plan, respectively.
Based on a valuation analysis, we recognized a $37 million liability on January 14, 2019 for the unfunded status of the Engility defined benefit plans, reflecting projected benefit obligations of $86 million, in excess of the $49 million fair value of plan assets. The Company recognized no gain or loss related to changes in the benefit obligation during fiscal 2019. During fiscal 2020, the Company recognized net losses of $5 million and $1 million within other comprehensive loss related to changes in the net benefit obligations for the Pension Plan and RHRA Benefit Plan, respectively. The net loss of $6 million was attributable to a $9 million increase in the projected benefit obligation caused by a decrease in the discount rate, partially offset by an actual investment return in excess of the expected return by $3 million. The Company does not expect to amortize any of the amounts in accumulated other comprehensive loss during fiscal 2021.
Net Periodic Benefit Costs
The net periodic benefit cost was as follows:

	Pension Plan	RHRA Benefit Plan
	Year Ended
	January 31, 2020	January 31, 2020
	(in millions)
Interest cost on projected benefit obligation	$3	$1
Expected return on plan assets	(3)	—
Net periodic benefit cost	$—	$1

Due to the proximity of the acquisition to our fiscal year end, there was no net periodic benefit cost recognized during the year ended February 1, 2019.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Obligations and Funded Status
The projected benefit obligation, fair value of plan assets, and funded status for each plan are as follows:

	Pension Plan		RHRA Benefit Plan
	January 31, 2020	February 1, 2019	January 31, 2020	February 1, 2019
	(in millions)
Change in benefit obligation:
Benefit obligation at beginning of year	$71	$—	$15	$—
Benefit obligation at acquisition	—	71	—	15
Interest cost	3	—	1	—
Benefits paid	(5)	—	(1)	—
Actuarial loss	7	—	2	—
Benefit obligation at end of year	$76	$71	$17	$15
Change in plan assets:
Fair value of plan assets at beginning of year	52	—	—	—
Fair value of plan assets at acquisition	—	49	—	—
Actual return on plan assets	6	—	—	—
Employer contributions	—	3	1	—
Benefits paid	(5)	—	(1)	—
Fair value of plan assets at end of year	$53	$52	$—	$—
Unfunded status	$23	$19	$17	$15

Amounts recognized in the consolidated balance sheets consist of:

	Pension Plan		RHRA Benefit Plan
	January 31, 2020	February 1, 2019	January 31, 2020	February 1, 2019
	(in millions)
Other accrued liabilities	$—	$—	$1	$1
Other long-term liabilities	23	19	16	14
Net amount recognized	$23	$19	$17	$15

Assumptions
The Company uses the spot rate approach to measure liabilities and interest costs for defined benefit obligations. Under the spot rate approach, the Company uses individual spot rates along the yield curve that correspond with the timing of each benefit payment.
The discount rates represent the estimated rate at which we could effectively settle our defined benefit obligations using a high quality bond yield curve.
The assumed long-term rate of return on plan assets, which is the average return expected on the funds invested or to be invested to provide future benefits to pension plan participants, is determined by an annual review of historical returns on plan assets. In selecting the expected long-term rate of return on assets used for the Pension Plan, the Company considered its investment return goals stated in the Pension Plan's investment policy. This process included determining expected returns for the various asset classes that comprise the Pension Plan's target asset allocation.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following assumptions were used to determine the benefit obligations and net periodic benefit costs:

	Pension Plan		RHRA Benefit Plan
	January 31, 2020	February 1, 2019	January 31, 2020	February 1, 2019
Discount rate	2.87%	4.06%	2.56%	3.82%
Interest cost effective rate	3.70%	N/A	3.58%	N/A
Expected rate of return on assets	5.50%	N/A	N/A	N/A
Pension Plan Assets
The Company's investment policy includes a periodic review of the Pension Plan's investment in the various asset classes. During 2020, the Company's overall investment strategy is for plan assets to achieve a long-term rate of return of 5.50%, with a wide diversification of asset types, fund strategies and fund managers. The target allocation for the plan assets is 44% in domestic equity securities, 20% international equity, 31% in fixed income securities, and 5% in cash and cash equivalents. The risk management practices include regular evaluations of fund managers to ensure the risk assumed is commensurate with the given investment style and objectives. According to the plan's investment policy, performance will be evaluated across all time periods, with a particular emphasis on longer-term returns relative to associated peers and benchmarks.
The fair value measurement of plan assets by category is as follows:

		January 31, 2020	February 1, 2019
Asset Category	Fair Value Hierarchy	(in millions)
Mutual funds
Equity	Level 1	$34	$33
Fixed income	Level 1	9	16
Guaranteed deposit account	Level 3	2	3
Subtotal		45	52
Collective trust - fixed income(1)	Measured at NAV	8	—
Total		$53	$52

(1)	Collective trusts are measured at fair value using net asset value (NAV) as a practical expedient and have not been categorized in the fair value hierarchy.
Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
A reconciliation of the beginning and ending balances of the Guaranteed Deposit Account (GDA) is as follows:

Guaranteed Deposit Account
(in millions)
Balance at February 1, 2019	$3
Purchases	13
Sales	(14)
Balance at January 31, 2020	$2

The GDA is designed to provide liquidity and safety of principal with a competitive guaranteed rate of return. The fair value of the GDA approximates the market value of underlying investments by discounting expected future investment cash flow from both investment income and repayment of principal for each investment purchased directly for the defined benefit segment of the General Account. Principal and accumulated interest are fully guaranteed by Prudential Retirement Insurance and Annuity Company (PRIAC). The declared interest rate is announced each year in advance and is determined by PRIAC. The GDA invests in a broadly diversified, fixed-

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

income portfolio within PRIAC's general account. The portfolio is invested in public bonds, commercial mortgages and private placement bonds.
Estimated Future Benefit Payments
The following table sets forth the expected timing of benefit payments by fiscal year:

Fiscal Year	Pension Plan	RHRA Benefit Plan	Total
	(in millions)
2021	$5	$1	$6
2022	5	1	6
2023	5	1	6
2024	5	2	7
2025	5	2	7
Five subsequent fiscal years	$24	$7	$31

Note 10—Income Taxes:
Substantially all of the Company’s income before income taxes for the three years ended January 31, 2020 is subject to taxation in the United States. The provision for income taxes for each of the periods presented include the following:

	Year Ended
	January 31, 2020	February 1, 2019	February 2, 2018
	(in millions)
Current:
Federal	$10	$4	$3
State	3	10	2
Deferred:
Federal	32	17	26
State	12	2	4
Total	$57	$33	$35

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the provision for income taxes to the amount computed by applying the statutory federal income tax rate to income before income taxes for each of the periods presented follows:

	Year Ended
	January 31, 2020	February 1, 2019	February 2, 2018
	(in millions)
Statutory federal income tax rate(1)	21.0%	21.0%	33.7%
Amount computed at the blended statutory federal income tax rate	$60	$36	$72
State income taxes, net of federal tax benefit	14	9	8
Research and development and other federal credits	(11)	(8)	(4)
Federal income tax reduction per the Tax Act	—	—	(17)
Manufacturer's deduction	—	—	(1)
Non-deductible compensation	2	3	—
Non-deductible acquisition costs	—	3	—
Excess tax benefits for stock-based compensation	(4)	(9)	(22)
Other	(4)	(1)	(1)
Total	$57	$33	$35
Effective income tax rate	20.0%	19.4%	16.5%

(1)	The statutory federal income tax rate for fiscal 2018 is a blended rate due to the Tax Act. See Note 1.
The effective income tax rate for fiscal 2020 is consistent with the rate in fiscal 2019. However, there were smaller excess tax benefits from stock-based compensation in fiscal 2020, partially offset by increased research and development credits in fiscal 2020. In fiscal 2020, we recognized $6 million of tax benefits related to research and development credits for fiscal years 2016 - 2019 and $5 million related to fiscal year 2020. The effective income tax rate for fiscal 2019 is higher than fiscal 2018 primarily due to smaller excess tax benefits from stock-based compensation, $3 million of tax expense for non-deductible acquisition expenses that only occurred in fiscal 2019 and increased non-deductible executive compensation in fiscal 2019 as a result of the Tax Act. The one-time Federal income tax rate reduction in fiscal 2018 was largely offset by the benefit of the lower corporate tax rate which applied in fiscal 2019.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes are recorded for differences in the basis of assets and liabilities for financial reporting purposes and tax reporting purposes. Deferred tax assets (liabilities) were comprised of:

	January 31, 2020	February 1, 2019
	(in millions)
Accrued vacation and bonuses	$21	$27
Accrued liabilities	20	13
Deferred compensation	23	22
Stock awards	11	11
Net operating loss and other carryforwards	117	138
Fixed asset basis differences	2	3
Lease liability	54	—
Accumulated other comprehensive loss	23	5
Valuation allowance	(5)	(5)
Total deferred tax assets	266	214
Deferred revenue	(1)	(1)
Purchased intangible assets	(177)	(159)
Right of use assets	(48)	—
Total deferred tax liabilities	(226)	(160)
Net deferred tax assets	$40	$54

Net deferred tax assets are presented in other assets on the consolidated balance sheets. Deferred tax assets for both periods presented include state tax credit carryforwards for which the Company has set up a valuation allowance.
The changes in the unrecognized tax benefits, excluding accrued interest and penalties, were:

	Year Ended
	January 31, 2020	February 1, 2019	February 2, 2018
	(in millions)
Unrecognized tax benefits at beginning of the year	$13	$7	$5
Additions for acquired unrecognized tax benefits	—	3	—
Additions for tax positions related to prior years	32	1	1
Additions for tax positions related to the current year	8	2	1
Reductions for prior year tax positions related to statute expiration	(2)	—	—
Unrecognized tax benefits at end of the year	$51	$13	$7
Unrecognized tax benefits that, if recognized, would affect the effective income tax rate	$48	$9	$7

Over the next 12 months, the Company does not expect a significant increase or decrease in the unrecognized tax benefits recorded at January 31, 2020. During the year ended January 31, 2020 we recognized an increase in unrecognized tax benefits of approximately $32 million related primarily to an increase in available research and development tax credits for fiscal years 2016 through 2019 and $8 million for fiscal year 2020. The Company recognizes net interest and penalties as a component of income tax expense and for the periods presented, there was not a material amount of current interest and penalties recognized.
The Company has filed income tax returns in the U.S. and various state jurisdictions, which may be subject to routine compliance reviews by the Internal Revenue Service ("IRS") and other taxing authorities. While the

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Company believes it has adequate accruals for uncertain tax positions, the tax authorities may determine that the Company owes taxes in excess of recorded accruals or the recorded accruals may be in excess of the final settlement amounts agreed to by tax authorities. The Company’s tax returns for fiscal years 2016 through 2019 remain subject to examination by the IRS and various other tax jurisdictions. The Company is currently under examination by the IRS for fiscal years 2016 and 2017. The Company is not responsible for any tax liabilities for years before the separation from Leidos Holdings, Inc., except for Scitor’s tax returns that remain subject to examination by the IRS and various other tax jurisdictions from 2005 through the acquisition. The Company is also subject to examination for the returns of Engility from calendar year 2015 through the short pre-acquisition period ended January 13, 2019. The Company is responsible for Engility tax liabilities relating to all open pre and post acquisition years.
In fiscal year 2019, the Company acquired all of Engility’s stock in a tax free transaction to the selling shareholders. The Company inherited Engility’s historical tax basis in deductible goodwill, certain other intangible assets, and operating loss carryforwards. At the date of the acquisition, the tax deductible goodwill was $441 million and the tax deductible identified intangible assets were $255 million. The Company inherited a federal net operating loss of $481 million subject to Internal Revenue Code Section 382 limitations. The Company expects to completely utilize these tax attributes by fiscal 2034. The net operating losses will begin to expire in fiscal 2029. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the Code), if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change tax attributes may be limited. Such an ownership change occurred during the acquisition of Engility and, as a result of these limitations, $3 million of tax credit carryforwards were eliminated in purchase accounting. No further ownership changes have occurred to date.
As of January 31, 2020, the Company has approximately $426 million of federal loss carryforward, $16 million of state loss carryforwards and approximately $8 million of state credit carryforwards that will begin to expire in fiscal 2026. The valuation allowance of $5 million relates to these state carryforwards.
Note 11—Debt Obligations:
The Company’s long-term debt as of the periods presented was as follows:

	January 31, 2020					February 1, 2019
	Stated interest rate	Effective interest rate	Principal	Unamortized Debt Issuance Costs	Net	Principal	Unamortized Debt Issuance Costs	Net
			(in millions)
Term Loan A Facility due October 2023	3.15%	3.48%	$904	$(9)	$895	$1,068	$(14)	$1,054
Term Loan B Facility due October 2025	3.40%	3.60%	1,037	(11)	1,026	1,047	(12)	1,035
Total long-term debt			$1,941	$(20)	$1,921	$2,115	$(26)	$2,089
Less current portion			70	—	70	24	—	24
Total long-term debt, net of current portion			$1,871	$(20)	$1,851	$2,091	$(26)	$2,065

As of January 31, 2020, the Company has a $2.3 billion credit facility (the Credit Facility) consisting of a $400 million secured Revolving Credit Facility due October 2023, a $904 million secured Term Loan A Facility due October 2023, and a $1,037 million secured Term Loan B Facility due October 2025 (together, the Term Loan Facilities). During the second quarter of fiscal 2020, the Company borrowed $100 million under the Revolving Credit Facility, which was repaid in full during the third quarter of fiscal 2020. The Revolving Credit Facility is available to the Company through October 2023 and there is no balance outstanding as of January 31, 2020. Any obligations under the Credit Facility are secured by liens on substantially all of the assets of the Company and its subsidiaries.
As of February 1, 2019, the Company had a $2.5 billion credit facility consisting of a $400 million secured Revolving Credit Facility due October 2023, a $1,068 million secured Term Loan A Facility due October 2023, and a $1,047 million secured Term Loan B Facility due October 2025.

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
Borrowings under the Term Loan A Facility due October 2023 amortize quarterly beginning on January 31, 2020 at 1.25% of the original borrowed amount thereunder, with such quarterly amortization payments increasing to 1.875% on January 31, 2021 and then to 2.50% on January 31, 2022. Beginning January 31, 2019, The Term Loan B Facility due October 2025 amortizes quarterly at 0.25% of the original borrowed amount.
Beginning in fiscal year 2020, the scheduled principal repayments for the Term Loan A and Term Loan B facilities may be further reduced or eliminated by annual mandatory prepayments of a portion of SAIC’s Excess Cash Flow (as defined in the Third Amended Credit Agreement). Mandatory principal prepayments are allocated to Term Loan A and Term Loan B facilities on a pro rata basis and reduce the remaining scheduled principal installments for each facility. Voluntary principal prepayments may be applied to either or both loans at the Company’s direction. During fiscal year 2020, the Company made $150 million of voluntary principal prepayments on the Term Loan A Facility due October 2023.
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Third Amended Credit Agreement contains certain restrictive covenants applicable to the Company and its subsidiaries including a requirement to maintain a Senior Secured Leverage Ratio (as defined in the Third Amended Credit Agreement) of not greater than 3.75 to 1.00 until the effectiveness of the acquisition of Engility, not greater than 4.50 to 1.00 upon the effectiveness of the acquisition and for the succeeding six fiscal quarters, and not greater than 4.00 to 1.00 thereafter, unless a Permitted Acquisition (as defined in the Third Amended Credit Agreement) occurs in which case not greater than 4.25 to 1.00 for three consecutive quarters following such a transaction. As of January 31, 2020, the Company was in compliance with the covenants under the Third Amended Credit Agreement.

Maturities of long-term debt as of January 31, 2020 are:

Fiscal Year Ending	Total
(in millions)
2021	$70
2022	68
2023	147
2024	662
2025	10
Thereafter	984
Total principal payments	$1,941

As of January 31, 2020 and February 1, 2019, the carrying value of the Company’s outstanding debt obligations approximated its fair value. The fair value of long-term debt is calculated using Level 2 inputs, based on interest rates available for debt with terms and maturities similar to the Company’s Term Loan Facilities.
Note 12—Derivative Instruments Designated as Cash Flow Hedges:
The Company’s derivative instruments designated as cash flow hedges consist of:

					Liability Fair Value(1) at
	Notional Amount at January 31, 2020	Pay Fixed Rate	Receive Variable Rate	Settlement and Termination	January 31, 2020	February 1, 2019
	(in millions)				(in millions)
Interest rate swaps #1	295	2.78%	1-month LIBOR	Monthly through July 30, 2021	(6)	(2)
Interest rate swaps #2	500	3.07%	1-month LIBOR	Monthly through October 31, 2025	(62)	(21)
Interest rate swaps #3	550	2.49%	1-month LIBOR	Monthly through October 31, 2023	(24)	(1)
Total	$1,345				$(92)	$(24)

(1)	The fair value of the fixed interest rate swaps liability is included in other accrued liabilities on the consolidated balance sheets.
The Company is party to fixed interest rate swap instruments that are designated and accounted for as cash flow hedges to manage risks associated with interest rate fluctuations on a portion of the Company’s floating rate debt. The counterparties to all swap agreements are financial institutions. See Note 13 for the unrealized change in fair values on cash flow hedges recognized in other comprehensive income (loss) and the amounts reclassified from accumulated other comprehensive income (loss) into earnings for the current and comparative periods presented. The Company estimates that it will reclassify $17 million of unrealized losses from accumulated other comprehensive loss into earnings in the twelve months following January 31, 2020.
On October 31, 2018, the Company exited one of its interest rate swaps and discontinued hedge accounting. The Company received cash proceeds of $6 million upon the early settlement. The $6 million of deferred gains in

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

accumulated other comprehensive loss will be reclassified into interest expense over the original contractual term of the interest rate swaps, which has a maturity date of May 7, 2020. For the years ended January 31, 2020 and February 1, 2019, the Company reclassified $4 million and $1 million, respectively.
Note 13—Changes in Accumulated Other Comprehensive Loss by Component:
The following table presents the changes in accumulated other comprehensive loss attributable to the Company’s defined benefit plans and fixed interest rate swap cash flow hedges that are discussed in Note 9 and Note 12, respectively.

	Unrealized Gains (Losses) on Fixed Interest Rate Swap Cash Flow Hedges(1)	Defined Benefit Obligation Adjustment	Total
	(in millions)
February 3, 2017(2)	$(1)	$—	$(1)
Other comprehensive income before reclassifications	5	—	5
Amounts reclassified from accumulated other comprehensive loss	3	—	3
Income tax impact	(3)	—	(3)
Net other comprehensive income	5	—	5
Balance at February 2, 2018	$4	$—	$4
Other comprehensive loss before reclassifications	(23)	—	(23)
Amounts reclassified from accumulated other comprehensive loss	(1)	—	(1)
Income tax impact	6	—	6
Net other comprehensive loss	(18)	—	(18)
Balance at February 1, 2019	$(14)	$—	$(14)
Other comprehensive loss before reclassifications	(76)	(6)	(82)
Amounts reclassified from accumulated other comprehensive loss	4	—	4
Income tax impact	19	1	20
Net other comprehensive loss	(53)	(5)	(58)
Balance at January 31, 2020	$(67)	$(5)	$(72)

(1)	The amount reclassified from accumulated other comprehensive income (loss) is included in interest expense.

(2)	Opening balance reflects the amount reclassified from accumulated other comprehensive income to retained earnings from the adoption of ASU 2018-02.
Note 14—Leases:
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For its facility leases, the Company combines and accounts for lease and non-lease components together as a single component. The Company does not recognize lease liabilities and ROU assets for facility leases with original terms of 12 months or less. ROU assets are evaluated for impairment as a long-lived asset.
Total operating lease cost is comprised of the following:

		Year Ended
	Income Statement line item(s)	January 31, 2020
		(in millions)
Operating lease cost	Cost of revenues and selling, general and administrative expenses	$59
Operating lease cost	Acquisition and integration costs	5
Variable lease cost	Cost of revenues and selling, general and administrative expenses	15
Short-term lease cost	Cost of revenues and selling, general and administrative expenses	4
Sublease income	Cost of revenues and selling, general and administrative expenses	(3)
Total lease cost		$80

The Company's ROU assets and lease liabilities consisted of the following:

	Balance Sheet line item	January 31, 2020
		(in millions)
Operating lease ROU asset	Operating lease right of use assets	$190

Operating lease current liability	Other accrued liabilities	34
Operating lease non-current liability	Operating lease liabilities	172
Total operating lease liabilities		$206

Other supplemental operating lease information consists of the following:

As of and for the twelve months ended
January 31, 2020
(dollars in millions)
Cash paid for amounts included in the measurement of operating lease liabilities	$64
ROU assets obtained in exchange for new operating lease obligations	$79
Weighted-average remaining lease term	6 years
Weighted-average discount rate	4.5%

Maturities of operating lease liabilities as of January 31, 2020 were as follows:

Fiscal Year Ending	Total
(in millions)
2021	$41
2022	50
2023	34
2024	30
2025	23
Thereafter	57
Total minimum lease payments	235
Less: imputed interest	(29)
Present value of operating lease liabilities	$206

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of January 31, 2020, the Company has rental commitments of $19 million for facility leases that have not yet commenced. These operating leases are expected to commence in fiscal 2021 and have a weighted-average lease term of approximately 9 years.
Rental expense for facilities and equipment under ASC 840 was $46 million and $48 million in fiscal 2019 and 2018, respectively. Future minimum operating lease commitments under ASC 840 at February 1, 2019 were:

Fiscal Year Ending	(in millions)
2020	$55
2021	42
2022	36
2023	19
2024	16
Thereafter	43
Total	$211

Note 15—Business Segment Information:
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
In each of fiscal 2020, 2019, and 2018 over 95% of our total revenues were attributable to prime contracts with the U.S. government or to subcontracts with other contractors engaged in work for the U.S. government.
Note 16—Legal Proceedings and Commitments and Contingencies:
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
Beginning in fiscal 2018, the Company entered into contracts with various vendors for long-lead time materials that would be necessary to complete the low-rate initial production (LRIP) phase of the program, including portions of the LRIP phase which had not yet been awarded. As a result of the program termination, the Company recognized an inventory provision for long-lead items during fiscal 2019, see Note 1. The Company is continuing to negotiate with the Marine Corps to recover all costs associated with the termination.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
The Company has recorded reserves for estimated net amounts to be refunded to customers for potential adjustments for indirect cost audits and compliance with Cost Accounting Standards. As of January 31, 2020, the Company has recorded a total liability of $54 million, which is presented in other accrued liabilities on the consolidated balance sheets.
Letters of Credit and Surety Bonds
The Company has outstanding obligations relating to letters of credit of $10 million as of January 31, 2020, principally related to guarantees on insurance policies. The Company also has outstanding obligations relating to surety bonds in the amount of $18 million, principally related to performance and payment bonds on the Company’s contracts.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 17—Selected Quarterly Financial Data (Unaudited):
Selected unaudited financial data for each quarter of the most recent two fiscal years was:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in millions, except per share amounts)
Fiscal 2020
Revenues	$1,615	$1,594	$1,630	$1,540
Operating income	93	95	94	88
Net income	56	57	56	60
Basic EPS	$0.93	$0.97	$0.95	$1.02
Diluted EPS	$0.92	$0.96	$0.94	$1.01
Fiscal 2019
Revenues	$1,175	$1,115	$1,177	$1,192
Operating income	66	74	73	7
Net income (loss)	49	49	48	(9)
Basic EPS	$1.16	$1.15	$1.13	$(0.20)
Diluted EPS	$1.13	$1.13	$1.11	$(0.20)

Note 18—Subsequent Events:
Agreement to Acquire Unisys Federal
On March 13, 2020, the Company completed the acquisition of Unisys Federal, an operating unit of Unisys Corporation. Unisys Federal provides infrastructure modernization, cloud migration, managed services, and enterprise IT-as-a-service solutions to U.S. federal civilian agencies and the Department of Defense. The Company purchased substantially all of the assets and liabilities of Unisys Federal for an aggregate purchase price of $1.2 billion, subject to net working capital adjustments. The Company used the net proceeds from its offering of notes (see "Debt Financing" below), borrowings under its credit facility, proceeds from the sale of receivables under its receivable factoring facility, and cash on its balance sheet to finance the acquisition and pay related fees and expenses.
Acquisition-related expenses associated with Unisys Federal were $2 million for fiscal 2020 and are included in acquisition and integration costs on the consolidated statements of income.
Debt Financing
On March 13, 2020, to finance the acquisition of Unisys Federal, the Company incurred indebtedness of $400 million of 4.875% Senior Notes due 2028 through a private offering and amended its Third Amended & Restated Credit Agreement to add a new seven-year senior secured $600 million incremental term loan facility.
Accounts Receivable Facility
On January 21, 2020, the Company entered into a Master Accounts Receivable Purchase Agreement (MARPA Facility) with MUFG Bank, Ltd., for the sale of certain designated eligible receivables with the U.S. government. The MARPA Facility has an initial term of one year. Under the MARPA Facility, the Company can sell eligible receivables, up to a maximum amount of $300 million. In February 2020, the Company sold certain of our receivables for aggregate proceeds of approximately $200 million.

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

2.3
Asset Purchase Agreement, dated February 5, 2020, by and among Science Applications International Corporation, Inc., a Delaware corporation and Unisys Corporation, a Delaware corporation. Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K as filed with the SEC on February 6, 2020.

3.1	Amended and Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed with the SEC on October 1, 2013.

3.2	Amended and Restated Bylaws. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed with the SEC on June 8, 2017.

4.1	Description of Securities

4.2
Indenture, dated March 13, 2020, by and among Science Applications International Corporation, the guarantors party thereto and U.S. Bank National Association, as trustee. Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 16, 2020.

10.1
Third Amended and Restated Credit Agreement by and among SAIC, Citibank, as administrative agent and collateral agent, and certain other agents and lenders party thereto, dated October 31, 2018. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on November 5, 2018.

10.2
First Amendment to the Third Amended and Restated Credit Agreement by and among SAIC, Citibank, as administrative agent and collateral agent, and certain other agents and lenders party thereto, dated February 19, 2020. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 24, 2020.

10.3
Second Amendment, dated March 13, 2020, to Third Amended and Restated Credit Agreement, dated October 31, 2018 by and among Science Applications International Corporation, Citibank, N.A., as administrative agent and collateral agent, and certain other agents and lenders party thereto. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 16, 2020.

10.4
Second Amendment to the Second Amended and Restated Credit Agreement, dated February 7, 2018 by and among the Company, Citibank N.A. as administrative agent and collateral agent, and certain other lenders and parties thereto. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on February 9, 2018.

10.5
First Amendment to the Second Amended and Restated Credit Agreement, dated August 23, 2016 by and among the Company, Citibank N.A. as administrative agent and collateral agent, and certain other lenders and parties thereto. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on August 25, 2016.

10.6
Second Amended and Restated Credit Agreement, dated May 4, 2015 by and among the Company, Citibank N.A. as administrative agent and collateral agent, and Bank of America, N.A., as a syndication agent, and certain other lenders and parties thereto. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on May 4, 2015.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.7
Master Accounts Receivable Purchase Agreement, dated January 21, 2020, among Science Applications International Corporation, Engility Services, LLC, and MUFG Bank, Ltd. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on February 12, 2020.

10.8
Performance Undertaking, January 21, 2020, made by Science Applications International Corporation in favor of MUFG Bank, Ltd. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the SEC on February 12, 2020.

10.9
Amendment No.1 to Master Accounts Receivable Purchase Agreement, dated March 17, 2020, among Science Applications International Corporation, Engility Services, LLC, and MUFG Bank, Ltd. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on March 26, 2020.

10.10*
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

10.12*
Science Applications International Corporation 2013 Employee Stock Purchase Plan, effective October 1, 2013. Incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-8 as filed with the SEC on September 27, 2013.

10.13*
Science Applications International Corporation 401(k) Excess Deferral Plan, effective September 27, 2013. Incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-8 as filed with the SEC on September 27, 2013.

10.14*
Science Applications International Corporation Retirement Plan, effective September 27, 2013. Incorporated by reference to Exhibit 4.9 to the Company’s Registration Statement on Form S-8 as filed with the SEC on September 27, 2013.

10.15*
Science Applications International Corporation Amended and Restated 2013 Equity Incentive Plan, effective June 4, 2014. Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A as filed with the SEC on April 24, 2014.

10.16*
Form of Restricted Stock Unit Award Agreement (Management) of the Science Applications International Corporation 2013 Equity Incentive Plan. Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q as filed with the SEC on December 13, 2013.

10.17*
Form of Restricted Stock Unit Award Agreement of the Science Applications International Corporation 2013 Equity Incentive Plan. Incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K as filed with the SEC on April 9, 2014.

10.18*
Form of Nonstatutory Stock Option Agreement of the Science Applications International Corporation 2013 Equity Incentive Plan. Incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K as filed with the SEC on April 9, 2014.

10.19*
Form of Performance Share Award Agreement of the Science Applications International Corporation 2013 Equity Incentive Plan. Incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K as filed with the SEC on April 9, 2014.

10.20*	Deferred Compensation Plan, effective January 1, 2015. Incorporated by reference to Exhibit 10.17 of the Company’s Annual Report on Form 10-K as filed with the SEC on March 31, 2015.

10.21*
SAIC Executive Severance and Change of Control Policy, effective August 1, 2019. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on June 7, 2019.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.22
Master Transition Services Agreement dated September 25, 2013, between the Company (formerly SAIC Gemini, Inc.) and Leidos Holdings, Inc. (formerly SAIC, Inc.). Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K as filed with the SEC on October 1, 2013.

10.23*
Science Applications International Corporation Third Amended and Restated 2012 Long Term Performance Plan. Incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K as filed with the SEC on March 29, 2019.

10.24
Master Transitional Contracting Agreement between the Company (formerly SAIC Gemini, Inc.) and Leidos Holdings, Inc. (formerly SAIC, Inc.) dated September 25, 2013. Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q as filed with the SEC on December 13, 2013.

10.25*
Form of Performance Unit Award Agreement of the Science Applications International Corporation 2012 Long Term Performance Plan. Incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K as filed with the SEC on March 29, 2019.

10.26*
Form of Restricted Stock Unit Agreement of the Science Applications International Corporation 2012 Long Term Performance Plan. Incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K as filed with the SEC on March 29, 2019.

21	Subsidiaries of Registrant.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

23.2	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	The cover page from this Annual Report on Form 10-K, formatted as Inline XBRL.

*	Compensation Plans and Arrangements