Form 10-Q
period 2020-05-01
Science Applications International Corp
filed 2020-06-05
CIK 1571123

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
Form 10-Q
_________________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 1, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The number of shares issued and outstanding of the registrant’s common stock as of May 22, 2020 was as follows:
58,119,238 shares of common stock ($.0001 par value per share)

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
FORM 10-Q

-i-

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
CONDENSED AND CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended
	May 1, 2020	May 3, 2019
	(in millions, except per share amounts)
Revenues	$1,757	$1,615
Cost of revenues	1,574	1,435
Selling, general and administrative expenses	76	77
Acquisition and integration costs	29	10
Operating income	78	93
Interest expense	31	25
Other (income) expense, net	2	(2)
Income before income taxes	45	70
Provision for income taxes	(8)	(14)
Net income	$37	$56
Net income attributable to non-controlling interest	1	1
Net income attributable to common stockholders	$36	$55
Earnings per share:
Basic	$0.62	$0.93
Diluted	$0.62	$0.92

See accompanying notes to condensed and consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
CONDENSED AND CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended
	May 1, 2020	May 3, 2019
	(in millions)
Net income	$37	$56
Other comprehensive loss, net of tax:
Net unrealized loss on derivative instruments	(36)	(10)
Defined benefit obligation adjustment	—	—
Total other comprehensive loss, net of tax	(36)	(10)
Comprehensive income	$1	$46
Comprehensive income attributable to non-controlling interest	1	1
Comprehensive income attributable to common stockholders	$—	$45

See accompanying notes to condensed and consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
CONDENSED AND CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	May 1, 2020	January 31, 2020
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$276	$188
Receivables, net	1,070	1,099
Inventory, prepaid expenses and other current assets	179	143
Total current assets	1,525	1,430
Goodwill	2,754	2,139
Intangible assets, net	1,233	711
Property, plant, and equipment (net of accumulated depreciation of $188 million and $181 million at May 1, 2020 and January 31, 2020, respectively)	101	91
Operating lease right of use assets	250	190
Other assets	153	150
Total assets	$6,016	$4,711

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,035	$814
Accrued payroll and employee benefits	334	244
Long-term debt, current portion	83	70
Total current liabilities	1,452	1,128
Long-term debt, net of current portion	2,801	1,851
Operating lease liabilities	218	172
Other long-term liabilities	137	133
Commitments and contingencies (Note 13)
Equity:
Common stock, $.0001 par value, 1 billion shares authorized, 58 million shares issued and outstanding as of May 1, 2020 and January 31, 2020	—	—
Additional paid-in capital	983	983
Retained earnings	520	506
Accumulated other comprehensive loss	(108)	(72)
Total common stockholders' equity	1,395	1,417
Non-controlling interest	13	10
Total stockholders' equity	1,408	1,427
Total liabilities and stockholders' equity	$6,016	$4,711

See accompanying notes to condensed and consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
CONDENSED AND CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

	Shares of common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non-controlling interest	Total
	(in millions)
Balance at January 31, 2020	58	$983	$506	$(72)	$10	$1,427
Net income	—	—	36	—	1	37
Issuances of stock	—	3	—	—	—	3
Other comprehensive loss, net of tax	—	—	—	(36)	—	(36)
Cash dividends of $0.37 per share	—	—	(22)	—	—	(22)
Stock-based compensation	—	(2)	—	—	—	(2)
Repurchases of stock	—	(1)	—	—	—	(1)
Contributions from non-controlling interest	—	—	—	—	2	2
Balance at May 1, 2020	58	$983	$520	$(108)	$13	$1,408

Balance at February 1, 2019	60	$1,132	$367	$(14)	$14	$1,499
Net income	—	—	55	—	1	56
Issuances of stock	—	3	—	—	—	3
Other comprehensive loss, net of tax	—	—	—	(10)	—	(10)
Cash dividends of $0.37 per share	—	—	(22)	—	—	(22)
Stock-based compensation	—	(4)	—	—	—	(4)
Repurchases of stock	(1)	(45)	—	—	—	(45)
Distributions to non-controlling interest	—	—	—	—	(4)	(4)
Balance at May 3, 2019	59	$1,086	$400	$(24)	$11	$1,473

See accompanying notes to condensed and consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
CONDENSED AND CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	May 1, 2020	May 3, 2019
	(in millions)
Cash flows from operating activities:
Net income	$37	$56
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33	33
Amortization of debt issuance costs	6	3
Deferred income taxes	10	9
Stock-based compensation expense	9	8
Increase (decrease) resulting from changes in operating assets and liabilities, net of the effect of the acquisition:
Receivables	143	11
Inventory, prepaid expenses and other current assets	(21)	16
Other assets	(2)	(3)
Accounts payable and accrued liabilities	66	24
Accrued payroll and employee benefits	83	18
Operating lease assets and liabilities, net	(2)	(1)
Other long-term liabilities	5	4
Net cash provided by operating activities	367	178
Cash flows from investing activities:
Expenditures for property, plant, and equipment	(9)	(9)
Purchases of marketable securities	(3)	(21)
Sales of marketable securities	6	—
Cash paid for acquisition	(1,196)	—
Net cash used in investing activities	(1,202)	(30)
Cash flows from financing activities:
Dividend payments to stockholders	(23)	(23)
Principal payments on borrowings	(16)	(153)
Issuances of stock	3	2
Stock repurchased and retired or withheld for taxes on equity awards	(12)	(56)
Proceeds from borrowings	1,000	—
Debt issuance costs	(27)	—
Contributions from (distributions to) non-controlling interest	2	(4)
Net cash provided by (used in) financing activities	927	(234)
Net increase (decrease) in cash, cash equivalents and restricted cash	92	(86)
Cash, cash equivalents and restricted cash at beginning of period	202	246
Cash, cash equivalents and restricted cash at end of period	$294	$160

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
On March 13, 2020, the Company completed the acquisition of Unisys Federal, a former operating unit of Unisys Corporation, which enhances our capabilities in government priority areas, expands our portfolio of intellectual property and technology-driven offerings, and increases our access to current and new customers.
On January 14, 2019, the Company completed the acquisition of Engility Holdings, Inc. (collectively with its consolidated subsidiaries, "Engility"), which provides increased customer and market access, as well as increased scale in strategic business areas of national interest, such as defense, federal civilian agencies, intelligence and space.
Principles of Consolidation and Basis of Presentation
The accompanying financial information has been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting purposes. References to “financial statements” refer to the condensed and consolidated financial statements of the Company, which include the statements of income and comprehensive income, balance sheets, statements of equity and statements of cash flows. These financial statements were prepared in accordance with U.S. generally accepted accounting principles (GAAP). All intercompany transactions and account balances within the Company have been eliminated. The financial statements are unaudited, but in the opinion of management include all adjustments, which consist of normal recurring adjustments, necessary for a fair presentation thereof. The results reported in these financial statements are not necessarily indicative of results that may be expected for the entire year and should be read in conjunction with the information contained in the Company’s Annual Report on Form 10-K for the year ended January 31, 2020. Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.
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
Reporting Periods
The Company utilizes a 52/53 week fiscal year ending on the Friday closest to January 31, with fiscal quarters typically consisting of 13 weeks. Fiscal 2020 began on February 2, 2019 and ended on January 31, 2020, while fiscal 2021 began on February 1, 2020 and ends on January 29, 2021.

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
Marketable Securities
Investments in marketable securities consist of equity securities which are recorded at fair value using observable inputs such as quoted prices in active markets (Level 1). As of May 1, 2020 and January 31, 2020, the fair value of our investments total $21 million and $27 million, respectively, and was included in other assets on the condensed and consolidated balance sheets. The Company's investments are primarily held in a custodial account, which includes investments to fund our deferred compensation plan liabilities.
Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the condensed and consolidated balance sheets for the periods presented:

	May 1, 2020	January 31, 2020
	(in millions)
Cash and cash equivalents	$276	$188
Restricted cash included in inventory, prepaid expenses and other current assets	5	4
Restricted cash included in other assets	13	10
Cash, cash equivalents and restricted cash	$294	$202

Acquisition and Integration Costs
Acquisition-related costs that are not part of the purchase price consideration are generally expensed as incurred, except for certain costs that are deferred in connection with the issuance of debt. These costs typically include transaction-related costs, such as finder’s fees, legal, accounting, and other professional costs. Integration-related costs represent costs directly related to combining the Company and its acquired businesses. Integration-related costs typically include strategic consulting services, employee related costs, such as severance and accelerated vesting of assumed stock awards, costs to integrate information technology infrastructure, enterprise planning systems, processes, and other non-recurring integration-related costs. Acquisition and integration costs are presented together as acquisition and integration costs on the condensed and consolidated statements of income.
Accounting Standards Updates
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires entities to use a forward-looking model to estimate credit

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

losses over the contractual term of financial assets, including short-term trade receivables and contract assets. The Company adopted ASU 2016-13 in the first quarter of fiscal 2021 using the modified retrospective approach. The adoption did not have a material impact on the Company’s financial statements.
Other Accounting Standards Updates effective after May 1, 2020 are not expected to have a material effect on the Company’s financial statements.
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
A reconciliation of the weighted-average number of shares outstanding used to compute basic and diluted EPS was:

	Three Months Ended
	May 1, 2020	May 3, 2019
	(in millions)
Basic weighted-average number of shares outstanding	57.9	59.3
Dilutive common share equivalents - stock options and other stock-based awards	0.6	0.7
Diluted weighted-average number of shares outstanding	58.5	60.0

The following stock-based awards were excluded from the weighted-average number of shares outstanding used to compute diluted EPS:

	Three Months Ended
	May 1, 2020	May 3, 2019
	(in millions)
Antidilutive stock options excluded	0.4	0.4

Dividends
The Company declared and paid a quarterly dividend of $0.37 per share of its common stock during the three months ended May 1, 2020. On June 3, 2020, the Company's Board of Directors declared a quarterly dividend of $0.37 per share of the Company's common stock payable on July 31, 2020 to stockholders of record on July 17, 2020.
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Aggregate net changes in these estimates increased operating income by $3 million ($0.03 per diluted share) and $8 million ($0.11 per diluted share) for the three months ended May 1, 2020 and May 3, 2019, respectively. Changes in these estimates increased net income by $2 million for the three months ended May 1, 2020. In addition, revenues were $4 million higher for the three months ended May 1, 2020, due to net revenue recognized from performance obligations satisfied in prior periods.
Disaggregation of Revenues
The Company's revenues are generated primarily from long-term contracts with the U.S. government including subcontracts with other contractors engaged in work for the U.S. government. The Company disaggregates revenues by customer, contract-type and prime vs. subcontractor to the federal government.
Disaggregated revenues by customer were as follows:

	Three Months Ended
	May 1, 2020	May 3, 2019
	(in millions)
Department of Defense	$859	$864
Other federal government agencies	863	722
Commercial, state and local	35	29
Total	$1,757	$1,615
Disaggregated revenues by contract-type were as follows:

	Three Months Ended
	May 1, 2020	May 3, 2019
	(in millions)
Cost reimbursement	$970	$921
Time and materials (T&M)	374	325
Firm-fixed price (FFP)	413	369
Total	$1,757	$1,615
Disaggregated revenues by prime vs. subcontractor were as follows:

	Three Months Ended
	May 1, 2020	May 3, 2019
	(in millions)
Prime contractor to federal government	$1,588	$1,434
Subcontractor to federal government	134	152
Other	35	29
Total	$1,757	$1,615

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Contract Balances
Contract balances for the periods presented were as follows:

	Balance Sheet line item	May 1, 2020	January 31, 2020
		(in millions)
Billed and billable receivables, net(1)	Receivables, net	$741	$720
Contract assets - unbillable receivables	Receivables, net	329	379
Contract assets - contract retentions	Other assets	19	17
Contract liabilities - current	Accounts payable and accrued liabilities	101	41
Contract liabilities - non-current	Other long-term liabilities	$13	$10

(1)	Net of allowance for doubtful accounts of $4 million as of May 1, 2020 and January 31, 2020.
During the three months ended May 1, 2020 and May 3, 2019, the Company recognized revenues of $17 million and $13 million relating to amounts that were included in the opening balance of contract liabilities as of January 31, 2020 and February 1, 2019, respectively.
Deferred Costs
Deferred costs for the periods presented were as follows:

	Balance Sheet line item	May 1, 2020	January 31, 2020
		(in millions)
Pre-contract costs	Inventory, prepaid expenses and other current assets	$2	$3
Fulfillment costs - non-current	Other assets	$13	$12

Pre-contract costs of $3 million and $1 million were expensed during the three months ended May 1, 2020 and May 3, 2019, respectively. Fulfillment costs of $1 million were amortized during the three months ended May 1, 2020 and May 3, 2019.
Remaining Performance Obligations
As of May 1, 2020, the Company had $4.7 billion of remaining performance obligations. Remaining performance obligations exclude any variable consideration that is allocated entirely to unsatisfied performance obligations on our supply chain contracts. The Company expects to recognize revenue on approximately 85% of the remaining performance obligations over the next 12 months and approximately 90% over the next 24 months, with the remaining recognized thereafter.
Note 4—Acquisitions:
On March 13, 2020, the Company completed the acquisition of Unisys Federal, a former operating unit of Unisys Corporation. Unisys Federal provides infrastructure modernization, cloud migration, managed services, and enterprise IT-as-a-service solutions to U.S. federal civilian agencies and the Department of Defense. This strategic acquisition enhances our capabilities in government priority areas, expands our portfolio of intellectual property and technology-driven offerings, and increases our access to current and new customers. The Company purchased substantially all of the assets and liabilities of Unisys Federal for an aggregate purchase price of $1.2 billion, subject to a post-closing net working capital adjustment. The Company used the net proceeds from its offering of Senior Notes and borrowings under the Term Loan B2 Facility (as discussed in Note 8), proceeds from the sale of receivables under its MARPA Facility (as discussed in Note 11), and cash on its balance sheet to finance the acquisition and pay related fees and expenses.
The purchase price was allocated, on a preliminary basis, among assets acquired and liabilities assumed at fair value on the acquisition date, March 13, 2020, based on the best available information, with the excess purchase

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

price recorded as goodwill. As of May 1, 2020, the Company had not finalized the determination of fair values allocated to various assets and liabilities, including, but not limited to, receivables, intangible assets, property, plant, and equipment, other assets, accounts payable and accrued liabilities, and goodwill. The allocation of the purchase price is subject to change as the Company continues to obtain and assess relevant information that existed as of the acquisition date, including but not limited to, property, plant, and equipment, lease arrangements, deferred income taxes, contracts with customers, receivables, and deferred revenue. The Company expects to have sufficient information available to resolve these items by the first quarter of fiscal 2022, which could potentially result in changes in assets or liabilities on Unisys Federal’s opening balance sheet and an adjustment to goodwill. The purchase accounting entries were recorded on a preliminary basis as follows:

(in millions)
Receivables	$114
Inventory, prepaid expenses and other current assets	14
Goodwill	615
Intangible assets	548
Property, plant, and equipment	4
Operating lease right of use assets	43
Other assets	1
Total assets acquired	1,339
Accounts payable and accrued liabilities	105
Accrued payroll and employee benefits	7
Operating lease liabilities	30
Other long-term liabilities	1
Total liabilities assumed	143
Net assets acquired	$1,196
Amount of tax deductible goodwill	$615

Goodwill resulting from the acquisition of Unisys Federal was primarily associated with intellectual capital, an acquired assembled work force, and future customer relationships. The identifiable intangible assets and goodwill acquired by the Company are amortizable for tax purposes.
The following table summarizes the fair value of intangible assets and the related weighted-average useful lives:

	Amount	Weighted-Average Amortization Period
	(in millions)	(in years)
Customer relationships	$510	13
Backlog	30	1
Developed technology	8	1
Total intangible assets	$548	12

The backlog intangible asset is comprised solely of funded backlog as of the acquisition date. The customer relationships intangible asset consists of unfunded backlog as of the acquisition date and estimated future renewals and recompetes. The backlog and customer relationships intangible assets were valued using the excess earnings method (income approach) in which the value is derived from an estimation of the after-tax cash flows specifically attributable to the intangible asset being valued. The analysis included assumptions for projections of revenues and expenses, tax rates, contributory asset charges, discount rates, and a tax amortization benefit.
The developed technology asset was valued using the relief from royalty method (income approach) in which the value is derived by estimation of the after-tax royalty savings attributable to owning the developed technology asset. Assumptions in this analysis included projections of revenues, royalty rates representing costs avoided due to ownership of the developed technology asset, discount rates, a tax amortization benefit, and future obsolescence of the technology.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

During the three months ended May 1, 2020, the Company incurred $47 million in acquisition-related costs associated with the acquisition of Unisys Federal, including $27 million of debt issue costs (as discussed in Note 8).
The amounts recognized in acquisition and integration costs on the condensed and consolidated statements of income are as follows:

	Three Months Ended
	May 1, 2020	May 3, 2019
	(in millions)
Acquisition(1)	$20	$—
Integration(2)(3)	9	10
Total acquisition and integration costs	$29	$10

(1)	Acquisition expenses recognized for the three months ended May 1, 2020 are related to the acquisition of Unisys Federal.

(2)	Includes $4 million of restructuring costs for the three months ended May 1, 2020 and May 3, 2019. See Note 5 for additional information related to restructuring costs.

(3)
Integration expenses for the three months ended May 1, 2020 include $3 million related to the integration of Unisys Federal and $6 million related to the integration of Engility. Integration expenses for the three months ended May 3, 2019 relate to the integration of Engility.

The amount of Unisys Federal's revenue included in the condensed and consolidated statements of income for the three months ended May 1, 2020 was $104 million and the amount of net income attributable to common stockholders included in the condensed and consolidated statements of income for the three months ended May 1, 2020 was $11 million.
The following unaudited pro forma financial information presents the combined results of operations for Unisys Federal and the Company for the three months ended May 1, 2020 and May 3, 2019, respectively:

	Three Months Ended
	May 1, 2020	May 3, 2019
	(in millions)
Revenues	$1,847	$1,756
Net income attributable to common stockholders	$53	$39

The unaudited pro forma combined financial information presented above has been prepared from historical financial statements that have been adjusted to give effect to the acquisition of Unisys Federal as though it had occurred on February 2, 2019. They include adjustments for intangible asset amortization; interest expense and debt issuance costs on long-term debt; acquisition and other transaction costs; and certain costs allocated from the former parent. The unaudited pro forma financial information is not intended to reflect the actual results of operations that would have occurred if the acquisition had occurred on February 2, 2019, nor is it indicative of future operating results.
Note 5—Restructuring:
Restructuring costs recognized were as follows:

	Three Months Ended
	May 1, 2020	May 3, 2019
	(in millions)
Severance and other employee costs	$1	$3
Other associated costs	3	1
Total restructuring costs	$4	$4

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In fiscal 2019, the Company initiated restructuring activities to realize cost synergies from the integration of Engility, which includes employee termination costs and other costs associated with the optimization and consolidation of facilities. Total restructuring costs for fiscal 2021 and fiscal 2020 are presented within acquisition and integration costs in the condensed and consolidated statements of income. The Company expects to complete restructuring activities in fiscal 2021, incurring total restructuring costs of approximately $50 million, comprised of $38 million for severance and other employee costs and $12 million of other associated costs, such as contract terminations and costs incurred for facility consolidation. Cash paid for severance and other employee costs were $2 million and $5 million for the three months ended May 1, 2020 and May 3, 2019, respectively. During the three months ended May 1, 2020, the Company paid $3 million for other associated costs and expects to incur an additional $2 million in fiscal 2021.
Note 6—Goodwill and Intangible Assets:
Goodwill
Goodwill had a carrying value of $2,754 million and $2,139 million as of May 1, 2020 and January 31, 2020, respectively. Goodwill increased by $615 million during the three months ended May 1, 2020 due to the acquisition of Unisys Federal. There were no impairments of goodwill during the periods presented.
Intangible Assets
Intangible assets, all of which were finite-lived, consisted of the following:

	May 1, 2020			January 31, 2020
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
	(in millions)
Customer relationships	$1,361	$(163)	$1,198	$851	$(142)	$709
Backlog	30	(4)	26	—	—	—
Developed technology	10	(1)	9	2	—	2
Total intangible assets	$1,401	$(168)	$1,233	$853	$(142)	$711

Amortization expense related to intangible assets was $26 million and $25 million for the three months ended May 1, 2020 and May 3, 2019, respectively. There were no intangible asset impairment losses during the periods presented.
As of May 1, 2020, the estimated future annual amortization expense related to intangible assets is as follows:

Fiscal Year Ending	(in millions)
Remainder of 2021	$106
2022	108
2023	105
2024	102
2025	102
Thereafter	710
Total	$1,233

Actual amortization expense in future periods could differ from these estimates as a result of future acquisitions, divestitures, impairments and other factors.
Note 7—Income Taxes:
The Company's effective income tax rate was 17.5% for the three months ended May 1, 2020 and 19.8% for the three months ended May 3, 2019. The Company's effective tax rate was lower for the three months ended May 1, 2020 compared to the prior year period due principally to the reversal of foreign tax reserves and a favorable adjustment to research and development tax credits. Tax rates for the periods ended May 1, 2020 were lower than

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

the combined federal and state statutory rates due principally to excess tax benefits related to employee share-based compensation, research and development credits, and other permanent book tax differences.
As of May 1, 2020, the balance of unrecognized tax benefits included liabilities for uncertainty in income taxes of $53 million, which is classified as other long-term liabilities on the condensed and consolidated balance sheets. Of this balance, $52 million, if recognized, would impact the effective income tax rate for the Company. While the Company believes it has adequate accruals for uncertainty in income taxes, the tax authorities, on review of the Company’s tax filings, may determine that the Company owes taxes in excess of recorded accruals, or the recorded accruals may be in excess of the final settlement amounts agreed to by tax authorities. Although the timing of such reviews is not certain, over the next 12 months the Company does not expect a significant increase or decrease in the unrecognized tax benefits recorded at May 1, 2020.
Note 8—Debt Obligations:
The Company’s long-term debt as of the dates presented was as follows:

	May 1, 2020					January 31, 2020
	Stated interest rate	Effective interest rate	Principal	Unamortized debt issuance costs	Net	Principal	Unamortized debt issuance costs	Net
			(in millions)
Term Loan A Facility due October 2023	1.90%	2.22%	$891	$(8)	$883	$904	$(9)	$895
Term Loan B Facility due October 2025	2.28%	2.47%	1,034	(11)	1,023	1,037	(11)	1,026
Term Loan B2 Facility due March 2027	2.65%	3.08%	600	(16)	584	—	—	—
Senior Notes due April 2028	4.88%	5.04%	400	(6)	394	—	—	—
Total long-term debt			$2,925	$(41)	$2,884	$1,941	$(20)	$1,921
Less current portion			83	—	83	70	—	70
Total long-term debt, net of current portion			$2,842	$(41)	$2,801	$1,871	$(20)	$1,851

As of May 1, 2020, the Company has a $2.9 billion credit facility (the Credit Facility) consisting of a $400 million secured Revolving Credit Facility due October 2023, a $891 million secured Term Loan A Facility due October 2023, a $1,034 million secured Term Loan B Facility due October 2025, and a $600 million secured Term Loan B2 Facility due March 2027 (together, the Term Loan Facilities). There is no balance outstanding on the Revolving Credit Facility as of May 1, 2020. As of May 1, 2020, the Company was in compliance with the covenants under its Credit Facility.
On March 13, 2020, the Company entered into the Second Amendment to the Third Amended and Restated Credit Agreement (Second Amendment), which established, among other things, a new $600 million senior secured term loan "B" credit facility commitment (the Term Loan B2 Facility due March 2027) that was funded in full contemporaneously with the closing of the acquisition of Unisys Federal (see Note 4). The Term Loan B2 Facility due March 2027 bears interest at a variable rate of interest based on LIBOR or a base rate, plus, an applicable margin of 2.25% for LIBOR loans and 1.25% for base rate loans. Effective upon funding the Term Loan B2 Facility due March 2027, the applicable margin for the Term Loan B Facility due October 2025 was increased from 1.75% to 1.875% for LIBOR loans and from 0.75% to 0.875% for Base Rate loans.
Borrowings under the Term Loan B2 Facility due March 2027 amortize quarterly beginning on July 31, 2020 at 0.25% of the original borrowed amount with the remaining unamortized balance due in full upon its maturity, March 13, 2027. The Term Loan B2 Facility due March 2027 is subject to the same mandatory prepayments as the Company’s existing term loans under the Credit Facility and is subject to the same covenants and events of default as the Company's Term Loan B Facility due October 2025. In the event any portion of the Term Loan B2 Facility due March 2027 is repaid prior to September 13, 2020 with the proceeds of certain types of new indebtedness, the Company will be required to pay a 1.00% fee of the amount repaid.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

On March 13, 2020, to partially finance the acquisition of Unisys Federal, the Company issued $400 million of unsecured 4.875% Senior Notes due 2028 (the Senior Notes) through a private offering. Interest is payable semi-annually on April 1 and October 1 of each year, commencing on October 1, 2020, and the principal is due on April 1, 2028.
The Company incurred $27 million of debt issue costs associated with the Second Amendment, the issuance of the Senior Notes, and an undrawn bridge facility that terminated upon the consummation of the acquisition of Unisys Federal. The Company recognized $5 million in expenses associated with the undrawn bridge facility, which is included in interest expense. The Company deferred $22 million in financing fees that are amortized to interest expense utilizing the effective interest method.
As of May 1, 2020 and January 31, 2020, the carrying value of the Company’s outstanding debt obligations approximated its fair value. The fair value of long-term debt is calculated using Level 2 inputs, based on interest rates available for debt with terms and maturities similar to the Company’s Term Loan Facilities and Senior Notes.
Maturities of long-term debt as of May 1, 2020 are:

Fiscal Year Ending	Total
(in millions)
Remainder of 2021	$59
2022	72
2023	154
2024	668
2025	16
Thereafter	1,956
Total principal payments	$2,925

Subsequent to the end of the first quarter of fiscal 2021, the Company made $125 million of voluntary principal prepayments on the Term Loan B2 Facility due March 2027.
Note 9—Derivative Instruments Designated as Cash Flow Hedges:
The Company’s derivative instruments designated as cash flow hedges consist of:

					Liability Fair Value(1) at
	Notional Amount at May 1, 2020	Pay Fixed Rate	Receive Variable Rate	Settlement and Termination	May 1, 2020	January 31, 2020
	(in millions)				(in millions)
Interest rate swaps #1	$278	2.78%	1-month LIBOR	Monthly through July 30, 2021	$(8)	$(6)
Interest rate swaps #2	500	3.07%	1-month LIBOR	Monthly through October 31, 2025	(91)	(62)
Interest rate swaps #3	550	2.49%	1-month LIBOR	Monthly through October 31, 2023	(40)	(24)
Total	$1,328				$(139)	$(92)

(1)	The fair value of the fixed interest rate swaps liability is included in accounts payable and accrued liabilities on the condensed and consolidated balance sheets.
The Company is party to fixed interest rate swap instruments that are designated and accounted for as cash flow hedges to manage risks associated with interest rate fluctuations on a portion of the Company’s floating rate debt. The counterparties to all swap agreements are financial institutions. See Note 10 for the unrealized change in fair values on cash flow hedges recognized in other comprehensive loss and the amounts reclassified from accumulated other comprehensive loss into earnings for the current and comparative periods presented. The Company estimates that it will reclassify $34 million of unrealized losses from accumulated other comprehensive loss into earnings in the twelve months following May 1, 2020.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 10—Changes in Accumulated Other Comprehensive Loss by Component:
The following table presents the changes in accumulated other comprehensive loss attributable to the Company’s fixed interest rate swap cash flow hedges that are discussed in Note 9 and the Company's defined benefit plans.

	Unrealized Gains (Losses) on Fixed Interest Rate Swap Cash Flow Hedges(1)	Defined Benefit Obligation Adjustment	Total
	(in millions)
Three months ended May 1, 2020
Balance at January 31, 2020	$(67)	$(5)	$(72)
Other comprehensive loss before reclassifications	(52)	—	(52)
Amounts reclassified from accumulated other comprehensive loss	4	—	4
Income tax impact	12	—	12
Net other comprehensive loss	(36)	—	(36)
Balance at May 1, 2020	$(103)	$(5)	$(108)

Three months ended May 3, 2019
Balance at February 1, 2019	$(14)	$—	$(14)
Other comprehensive loss before reclassifications	(14)	—	(14)
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Income tax impact	4	—	4
Net other comprehensive loss	(10)	—	(10)
Balance at May 3, 2019	$(24)	$—	$(24)

(1)	The amount reclassified from accumulated other comprehensive loss is included in interest expense.
Note 11—Sales of Receivables
On January 21, 2020 the Company entered into a Master Accounts Receivable Purchase Agreement (MARPA Facility) with MUFG Bank, Ltd. (the Purchaser), for the sale of certain designated eligible receivables with the U.S. government. Under the MARPA Facility, the Company can sell eligible receivables up to a maximum amount of $200 million. On March 17, 2020 the Company amended the MARPA Facility to increase the aggregate facility limit from $200 million to $300 million. The receivables sold under the MARPA Facility are without recourse for any U.S. government credit risk. The MARPA Facility has an initial term of one year.
The Company accounts for these receivable transfers under the MARPA Facility as sales under ASC 860, Transfers and Servicing, and removes the sold receivables from its balance sheet. The fair value of the sold receivables approximated their book value due to their short-term nature.
The Company does not retain an ongoing financial interest in the transferred receivables other than cash collection and administrative services. The Company estimated that its servicing fee was at fair value and therefore has not recognized a servicing asset or liability as of May 1, 2020. Proceeds from the sale of receivables are reflected as cash flows from operating activities on the condensed and consolidated statement of cash flows.
During the three months ended May 1, 2020, the Company incurred purchase discount fees of $1 million, which are presented in Other (income) expense, net on the condensed and consolidated statement of income.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

MARPA Facility activity consisted of the following:

Three Months Ended
May 1, 2020
(in millions)
Beginning balance	$—
Sale of receivables	806
Cash collections	(606)
Increase to cash flows from operating activities	200
Cash collected, not remitted to Purchaser(1)	(59)
Remaining sold receivables	$141

(1)
Includes the cash collected on behalf of but not yet remitted to the Purchaser as of May 1, 2020. This balance is included in accounts payable and accrued liabilities on the condensed and consolidated balance sheet as of May 1, 2020.

Note 12—Leases:
Total operating lease cost is comprised of the following:

		Three Months Ended
	Income Statement line item(s)	May 1, 2020	May 3, 2019
		(in millions)
Operating lease cost	Cost of revenues and selling, general and administrative expenses	$17	$16
Variable lease cost	Cost of revenues and selling, general and administrative expenses	5	4
Short-term lease cost	Cost of revenues and selling, general and administrative expenses	6	1
Sublease income	Cost of revenues and selling, general and administrative expenses	(1)	(1)
Total lease cost		$27	$20

The Company's ROU assets and lease liabilities consisted of the following:

	Balance Sheet line item	May 1, 2020	January 31, 2020
		(in millions)
Operating lease ROU asset	Operating lease right of use assets	$250	$190

Operating lease current liability	Accounts payable and accrued liabilities	54	34
Operating lease non-current liability	Operating lease liabilities	218	172
Total operating lease liabilities		$272	$206

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Other supplemental operating lease information consists of the following:

	Three Months Ended
	May 1, 2020	May 3, 2019
	(in millions)
Cash paid for amounts included in the measurement of operating lease liabilities	$19	$16
ROU assets obtained in exchange for new operating lease obligations	$74	$11

Maturities of operating lease liabilities as of May 1, 2020 were as follows:

Fiscal Year Ending	Total
(in millions)
Remainder of 2021	$44
2022	70
2023	48
2024	40
2025	31
Thereafter	71
Total minimum lease payments	304
Less: imputed interest	(32)
Present value of operating lease liabilities	$272

As of May 1, 2020, the weighted-average remaining lease term and the weighted-average discount rate was 6 years and 3.8%, respectively.
For transactions where the Company is considered the lessor, revenue for operating leases is recognized on a monthly basis over the term of the lease. These amounts were immaterial for the three months ended May 1, 2020.
Note 13—Legal Proceedings and Other Commitments and Contingencies:
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
Beginning in fiscal 2018, the Company entered into contracts with various vendors for long-lead time materials that would be necessary to complete the low-rate initial production (LRIP) phase of the program, including portions of the LRIP phase which had not yet been awarded. As a result of the program termination, the Company recognized an inventory provision for long-lead items during fiscal 2019. The Company is continuing to negotiate with the Marine Corps to recover all costs associated with the termination.

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
The Company has recorded reserves for estimated net amounts to be refunded to customers for potential adjustments for indirect cost audits and compliance with Cost Accounting Standards. As of May 1, 2020, the Company has recorded a total liability of $49 million.
Letters of Credit and Surety Bonds
The Company has outstanding obligations relating to letters of credit of $10 million as of May 1, 2020, principally related to guarantees on insurance policies. The Company also has outstanding obligations relating to surety bonds in the amount of $18 million, principally related to performance and payment bonds on the Company’s contracts.

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
The Company utilizes a 52/53 week fiscal year, ending on the Friday closest to January 31, with fiscal quarters typically consisting of 13 weeks. Fiscal 2020 began on February 2, 2019 and ended on January 31, 2020, while fiscal 2021 began on February 1, 2020 and ends on January 29, 2021.
Business Overview
We are a leading technology integrator providing full life cycle services and solutions in the technical, engineering and enterprise information technology (IT) markets. We developed our brand by addressing our customers’ mission critical needs and solving their most complex problems for over 50 years. As one of the largest pure-play technical service providers to the U.S. government, we serve markets of significant scale and opportunity. Our primary customers are the departments and agencies of the U.S. government. We serve our customers through approximately 1,800 active contracts and task orders and employ 26,000 individuals who are led by an experienced executive team of proven industry leaders. Our long history of serving the U.S. government has afforded us the ability to develop strong and longstanding relationships with some of the largest customers in the markets we serve. Substantially all of our revenues and tangible long-lived assets are generated by or owned by entities located in the United States.
Economic Opportunities, Challenges, and Risks
In fiscal year 2020, we generated greater than 95% of our revenues from contracts with the U.S. government, including subcontracts on which we perform. Our business performance is affected by the overall level of U.S. government spending and the alignment of our offerings and capabilities with the budget priorities of the U.S. government. Appropriations measures passed in December 2019 provide full funding for the federal government through the end of government fiscal year (GFY) 2020. These bills are funded at increased levels for defense and non-defense spending based on the August 2019 Bipartisan Budget Act agreement that raises the Budget Control Act spending caps enacted in August 2011 and suspends the Federal debt ceiling until July 31, 2021.
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
On March 13, 2020, we completed the acquisition of Unisys Federal, a former operating unit of Unisys Corporation. The acquisition of Unisys Federal, in alignment with our long-term strategy, positions SAIC as a leading government services technology integrator in digital transformation. The acquisition of Unisys Federal: (1) enhances SAIC’s capabilities in government priority areas, including IT modernization, cloud migration, managed services, and development, security and operations; (2) expands SAIC’s portfolio of intellectual property and technology-driven offerings that enable government-tailored, commercial-based solutions; (3) increases SAIC’s access to current and new customers with a strong pipeline of new business opportunities; and (4) is highly accretive across all key financial metrics.
Impacts of the COVID-19 Pandemic
We are continuing to monitor the ongoing outbreak of the coronavirus disease 2019 (COVID-19) and we continue to work with our stakeholders to assess further possible implications to our business, supply chain and customers, and to take actions in an effort to mitigate adverse consequences. As travel restrictions and social distancing advisories began to be implemented in March, we instructed our workforce to begin to work remotely to the extent possible. While a majority of our workforce is able to work remotely, some employees must still travel to client or company facilities in order to work. Reduced activity on contracts, including travel and other direct costs, caused revenues in the current quarter to be approximately $33 million lower than the prior year quarter.
The Coronavirus Aid, Relief, and Economic Security (CARES) Act, which was passed by Congress and signed by the President on March 27, 2020, provides a mechanism to recover our labor costs where our employees are ready and able to work but unable to access required facilities due to COVID-19. We are generally not able to bill profit on those costs and, in some cases, funding limitations and the necessity for contract modifications may cause us not to be able to recover all of the labor costs. As a result, operating income in the current quarter was reduced by approximately $8 million. We continue to work with our customers to implement the related provisions of the CARES Act.
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
Results of Operations
The primary financial performance measures we use to manage our business and monitor results of operations are revenues, operating income, and cash flows from operating activities. The following table summarizes our results of operations:

	Three Months Ended
	May 1, 2020	Percent change	May 3, 2019

Revenues	$1,757	9%	$1,615
Cost of revenues	1,574	10%	1,435
As a percentage of revenues	89.6%		88.9%
Selling, general and administrative expenses	76	(1)%	77
Acquisition and integration costs	29	190%	10
Operating income	78	(16)%	93
As a percentage of revenues	4.4%		5.8%
Net income attributable to common stockholders	$36	(35)%	$55
Net cash provided by operating activities	$367	106%	$178
Revenues. Revenues increased $142 million or 8.8% for the three months ended May 1, 2020 as compared to the same period in the prior year due to the acquisition of Unisys Federal ($104 million), revenue on new contracts primarily supporting the U.S. Air Force and intelligence community ($31 million), and increased volume on existing programs ($40 million), partially offset by the impacts of COVID-19 ($33 million). Adjusting for the impact of acquired revenues, revenues grew 3.0% primarily due to new awards and net increases in program volume.
Cost of Revenues. Cost of revenues increased $139 million for the three months ended May 1, 2020 as compared to the same period in the prior year primarily due to the acquisition of Unisys Federal. Cost of revenues as a percentage of revenues increased from 88.9% in the prior year quarter to 89.6%, due to the impacts of COVID-19 and lower current quarter net profit write-ups.
Selling, General and Administrative Expenses. SG&A decreased $1 million for the three months ended May 1, 2020 as compared to the same period in the prior year primarily due to lower indirect expenses, partially offset by the acquisition of Unisys Federal.
Operating Income. Operating income as a percentage of revenues of 4.4% for the three months ended May 1, 2020 decreased from 5.8% in the comparable prior year period due to higher acquisition and integration costs and the impacts of COVID-19, partially offset by the acquisition of Unisys Federal.
Net Income Attributable to Common Stockholders. Net income attributable to common stockholders for the three months ended May 1, 2020 decreased $19 million as compared to the same period in the prior year primarily due to decreased operating income ($12 million, net of tax) and higher interest expense.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Net Cash Provided by Operating Activities. Net cash provided by operating activities was $367 million for the three months ended May 1, 2020, an increase of $189 million compared to the prior year, primarily due to sales of receivables under the MARPA Facility ($200 million) and cash provided from the operating activities of Unisys Federal. These increases were partially offset by higher customer collections in the prior year period recouped from the U.S. federal government partial shutdown that occurred in the fourth quarter of fiscal 2019.

Non-GAAP Measures
EBITDA and Adjusted EBITDA. Earnings before interest, taxes, depreciation and amortization (EBITDA) is a non-GAAP financial performance measure that is calculated by taking net income and excluding interest and loss on sale of receivables, provision for income taxes, and depreciation and amortization. Adjusted EBITDA is calculated by taking EBITDA and excluding acquisition and integration costs that we do not consider to be indicative of our ongoing operating performance. The acquisition and integration costs relate to the Company's significant acquisitions of Engility and Unisys Federal.
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
EBITDA and adjusted EBITDA for the periods presented were calculated as follows:

	Three Months Ended
	May 1, 2020	May 3, 2019

Net income	$37	$56
Interest expense and loss on sale of receivables	32	25
Interest income	(1)	(1)
Provision for income taxes	8	14
Depreciation and amortization	33	33
EBITDA	109	127
EBITDA as a percentage of revenues	6.2%	7.9%
Acquisition and integration costs	29	10
Recovery of acquisition and integration costs(1)	(1)	(2)
Adjusted EBITDA	$137	$135
Adjusted EBITDA as a percentage of revenues	7.8%	8.4%

(1)	Adjustment to reflect the portion of acquisition and integration costs recovered through the Company's indirect rates in accordance with Cost Accounting Standards.
Adjusted EBITDA as a percentage of revenues for the three months ended May 1, 2020 decreased to 7.8% of revenues from 8.4% of revenues for the prior year quarter driven by the impacts of COVID-19 and lower current quarter net profit write-ups, partially offset by the acquisition of Unisys Federal.
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
The estimated value of our total backlog as of the dates presented was:

	May 1, 2020	January 31, 2020
	(in millions)
Funded backlog	$3,329	$2,569
Negotiated unfunded backlog	13,304	12,748
Total backlog	$16,633	$15,317
We had net bookings worth an estimated $1.6 billion during the three months ended May 1, 2020. Total backlog at the end of the first quarter has increased compared to total backlog at prior year end primarily due to the acquisition of Unisys Federal; $1.5 billion of acquired backlog from Unisys Federal was recorded as an increase to backlog as of the acquisition date.

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

	Three Months Ended
	May 1, 2020	May 3, 2019
Cost reimbursement	55%	57%
Time and materials (T&M)	21%	20%
Firm-fixed price (FFP)	24%	23%
Total	100%	100%
Our contract mix for the three months ended May 1, 2020 reflects a decrease in cost reimbursement type contracts due the acquisition of Unisys Federal, which historically had a higher proportion of firm-fixed price and time and materials type contracts.
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

	Three Months Ended
	May 1, 2020	May 3, 2019

Labor-related cost of revenues	55%	55%
Subcontractor-related cost of revenues	30%	29%
Supply chain materials-related cost of revenues	9%	12%
Other materials-related cost of revenues	6%	4%
Cost of revenues mix for the three months ended May 1, 2020 reflects an increase in other materials-related content primarily due to the acquisition of Unisys Federal, which historically had a higher proportion of such costs, and a decrease in supply chain materials-related content.
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
Historical Cash Flow Trends
The following table summarizes our cash flows:

	Three Months Ended
	May 1, 2020	May 3, 2019
	(in millions)
Net cash provided by operating activities	$367	$178
Net cash used in investing activities	(1,202)	(30)
Net cash provided by (used in) financing activities	927	(234)
Net increase (decrease) in cash, cash equivalents and restricted cash	$92	$(86)
Net Cash Provided by Operating Activities. Refer to “Results of Operations” above for a discussion of the changes in cash provided by operating activities between the three months ended May 1, 2020 and the comparable prior year period.
Net Cash Used in Investing Activities. Cash used in investing activities for the three months ended May 1, 2020 increased compared to the prior year period due to cash paid for the acquisition of Unisys Federal, partially offset by lower purchases of marketable securities.
Net Cash Provided by Financing Activities. Cash provided by financing activities for the three months ended May 1, 2020 increased compared to the prior year period primarily due to proceeds from borrowings obtained to finance the Unisys Federal acquisition, $150 million of voluntary principal prepayments on the Term Loan A Facility in the prior year period, and the absence of share repurchases under our publicly announced repurchase program in the current year period. These changes were partially offset by current year period payments of debt issuance costs related to the additional borrowings.
Contractual Obligations
The table provided below has been included as an update to the contractual obligations table included in our most recently filed Annual Report on Form 10-K to add certain obligations related to the Unisys Federal acquisition. Other than the updates presented below, there have been no material changes to the information reported in our most recently filed Annual Report. The amounts provided in the following table are presented as of May 1, 2020.

	Payments Due by Fiscal Year
	Total	Remainder of fiscal 2021	2022- 2023	2024- 2025	2026 and thereafter
	(in millions)
Contractual obligations:
Long-term debt including current portion(1)	$2,925	$59	$226	$684	$1,956
Interest payments on long-term debt(2)	439	50	141	126	122
Operating lease obligations	304	44	118	71	71
Total contractual obligations	$3,668	$153	$485	$881	$2,149

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

(1)
The amounts presented are based on an anticipated loan repayment schedule. However, we may be required to make certain mandatory prepayments based on our level of cash flow generation and we also have the option to prepay loan principal amounts at any time.

(2)
Amounts include an estimate of future variable interest payments on the Term Loan Facilities based on scheduled outstanding principal amounts, current applicable margin and projected 1-month LIBOR as of May 1, 2020. In addition, the above table excludes the effects of interest rate swaps used to hedge against changes in 1-month LIBOR.

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
Management believes that our critical accounting policies are those that are both material to the presentation of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments. Typically, the circumstances that make these judgments difficult, subjective and complex have to do with making estimates about the effect of matters that are inherently uncertain. There have been no changes to our existing critical accounting policies during the three months ended May 1, 2020 from those disclosed in our most recently filed Annual Report on Form 10-K.
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
Item 4. Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) and have concluded that as of May 1, 2020 these controls and procedures were operating and effective.
Changes in Internal Control Over Financial Reporting
During the first quarter of fiscal 2021, the Company completed its acquisition of Unisys Federal. As part of the ongoing integration of the acquired business, we are in the process of incorporating the controls and related procedures of Unisys Federal. Other than incorporating the Unisys Federal controls, there have been no changes in our internal control over financial reporting during the first quarter of fiscal 2021 that materially affected, or are likely to materially affect, our internal control over financial reporting.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

PART II—OTHER INFORMATION

Item 1. Legal Proceedings
We have provided information about legal proceedings in which we are involved in our fiscal 2020 Annual Report on Form 10-K, and we have provided an update to this information in Note 13 of the notes to the condensed and consolidated financial statements contained within this report.
In addition to the described legal proceedings, we are routinely subject to investigations and reviews relating to compliance with various laws and regulations. Additional information regarding such investigations and reviews is included in our fiscal 2020 Annual Report on Form 10-K, and we have also updated this information in Note 13 of the notes to the condensed and consolidated financial statements contained within this report, under the heading “Government Investigations, Audits and Reviews.”
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
The following table presents repurchases of our common stock during the three months ended May 1, 2020:

Period(1)	Total Number of Shares (or Units) Purchased(2)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(3)
February 1, 2020 - March 6, 2020	2,144	$88.16	—	4,650,939
March 7, 2020 - April 3, 2020	5,772	75.52	—	4,650,939
April 4, 2020 - May 1, 2020	—	—	—	4,650,939
Total	7,916	$78.94	—

(1)	Date ranges represent our fiscal periods during the current quarter. Our fiscal quarters typically consist of one five-week period and two four-week periods.

(2)
Includes shares purchased on surrender by stockholders of previously owned shares to satisfy minimum statutory tax withholding obligations related to stock option exercises and vesting of stock awards in addition to shares purchased under our publicly announced plans or programs.

(3)
On March 27, 2019, the number of shares that may be purchased increased by approximately 4.6 million shares, bringing the total authorized shares to be repurchased under the plan to approximately 16.4 million shares. As of May 1, 2020, we have repurchased approximately 11.8 million shares of common stock under the program.

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
Date: June 4, 2020

Science Applications International Corporation

/s/ Charles A. Mathis
Charles A. Mathis Executive Vice President and Chief Financial Officer