Form 10-Q
period 2020-07-31
Science Applications International Corp
filed 2020-09-03
CIK 1571123

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
Form 10-Q
_________________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares issued and outstanding of the registrant’s common stock as of August 21, 2020 was as follows:
58,164,495 shares of common stock ($.0001 par value per share)

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
FORM 10-Q

-i-

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
CONDENSED AND CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
	July 31, 2020	August 2, 2019	July 31, 2020	August 2, 2019
	(in millions, except per share amounts)
Revenues	$1,764	$1,594	$3,521	$3,209
Cost of revenues	1,564	1,409	3,138	2,844
Selling, general and administrative expenses	89	82	165	159
Acquisition and integration costs	15	8	44	18
Other operating income	(4)	—	(4)	—
Operating income	100	95	178	188
Interest expense	32	22	63	47
Other (income) expense, net	(2)	(1)	—	(3)
Income before income taxes	70	74	115	144
Provision for income taxes	(17)	(17)	(25)	(31)
Net income	53	57	90	113
Net income attributable to non-controlling interest	2	—	3	1
Net income attributable to common stockholders	$51	$57	$87	$112
Earnings per share:
Basic	$0.88	$0.97	$1.50	$1.90
Diluted	$0.87	$0.96	$1.49	$1.88

See accompanying notes to condensed and consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
CONDENSED AND CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
	July 31, 2020	August 2, 2019	July 31, 2020	August 2, 2019
	(in millions)
Net income	$53	$57	$90	$113
Other comprehensive loss, net of tax:
Net unrealized loss on derivative instruments	(1)	(35)	(37)	(45)
Defined benefit obligation adjustment	—	—	—	—
Total other comprehensive loss, net of tax	(1)	(35)	(37)	(45)
Comprehensive income	$52	$22	$53	$68
Comprehensive income attributable to non-controlling interest	2	—	3	1
Comprehensive income attributable to common stockholders	$50	$22	$50	$67

See accompanying notes to condensed and consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
CONDENSED AND CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	July 31, 2020	January 31, 2020
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$197	$188
Receivables, net	1,032	1,099
Inventory, prepaid expenses and other current assets	184	143
Total current assets	1,413	1,430
Goodwill	2,789	2,139
Intangible assets, net	1,217	711
Property, plant, and equipment (net of accumulated depreciation of $169 million and $181 million at July 31, 2020 and January 31, 2020, respectively)	103	91
Operating lease right of use assets	251	190
Other assets	174	150
Total assets	$5,947	$4,711

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$952	$814
Accrued payroll and employee benefits	331	244
Long-term debt, current portion	90	70
Total current liabilities	1,373	1,128
Long-term debt, net of current portion	2,657	1,851
Operating lease liabilities	223	172
Other long-term liabilities	244	133
Commitments and contingencies (Note 12)
Equity:
Common stock, $.0001 par value, 1 billion shares authorized, 58 million shares issued and outstanding as of July 31, 2020 and January 31, 2020	—	—
Additional paid-in capital	996	983
Retained earnings	550	506
Accumulated other comprehensive loss	(109)	(72)
Total common stockholders' equity	1,437	1,417
Non-controlling interest	13	10
Total stockholders' equity	1,450	1,427
Total liabilities and stockholders' equity	$5,947	$4,711

See accompanying notes to condensed and consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
CONDENSED AND CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

	Shares of common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non-controlling interest	Total
	(in millions)
Balance at May 1, 2020	58	$983	$520	$(108)	$13	$1,408
Net income	—	—	51	—	2	53
Issuances of stock	—	3	—	—	—	3
Other comprehensive loss, net of tax	—	—	—	(1)	—	(1)
Cash dividends of $0.37 per share	—	—	(21)	—	—	(21)
Stock-based compensation	—	11	—	—	—	11
Repurchases of stock	—	(1)	—	—	—	(1)
Distributions to non-controlling interest	—	—	—	—	(2)	(2)
Balance at July 31, 2020	58	$996	$550	$(109)	$13	$1,450

Balance at January 31, 2020	58	$983	$506	$(72)	$10	$1,427
Net income	—	—	87	—	3	90
Issuances of stock	—	6	—	—	—	6
Other comprehensive loss, net of tax	—	—	—	(37)	—	(37)
Cash dividends of $0.74 per share	—	—	(43)	—	—	(43)
Stock-based compensation	—	9	—	—	—	9
Repurchases of stock	—	(2)	—	—	—	(2)
Distributions to non-controlling interest	—	—	—	—	—	—
Balance at July 31, 2020	58	$996	$550	$(109)	$13	$1,450

Balance at May 3, 2019	59	$1,086	$400	$(24)	$11	$1,473
Net income	—	—	57	—	—	57
Issuances of stock	—	3	—	—	—	3
Other comprehensive loss, net of tax	—	—	—	(35)	—	(35)
Cash dividends of $0.37 per share	—	—	(22)	—	—	(22)
Stock-based compensation	—	9	—	—	—	9
Repurchases of stock	(1)	(135)	—	—	—	(135)
Distributions to non-controlling interest	—	—	—	—	(1)	(1)
Balance at August 2, 2019	58	$963	$435	$(59)	$10	$1,349

Balance at February 1, 2019	60	$1,132	$367	$(14)	$14	$1,499
Net income	—	—	112	—	1	113
Issuances of stock	—	6	—	—	—	6
Other comprehensive loss, net of tax	—	—	—	(45)	—	(45)
Cash dividends of $0.74 per share	—	—	(44)	—	—	(44)
Stock-based compensation	—	5	—	—	—	5
Repurchases of stock	(2)	(180)	—	—	—	(180)
Distributions to non-controlling interest	—	—	—	—	(5)	(5)
Balance at August 2, 2019	58	$963	$435	$(59)	$10	$1,349
See accompanying notes to condensed and consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
CONDENSED AND CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	July 31, 2020	August 2, 2019
	(in millions)
Cash flows from operating activities:
Net income	$90	$113
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	83	66
Amortization of off-market customer contracts	(7)	—
Amortization of debt issuance costs	12	4
Deferred income taxes	11	16
Stock-based compensation expense	19	20
Loss on divestiture	10	—
Increase (decrease) resulting from changes in operating assets and liabilities, net of the effect of the acquisition:
Receivables	151	17
Inventory, prepaid expenses and other current assets	(15)	11
Other assets	(7)	(2)
Accounts payable and accrued liabilities	(4)	7
Accrued payroll and employee benefits	80	18
Operating lease assets and liabilities, net	(5)	—
Other long-term liabilities	53	3
Net cash provided by operating activities	471	273
Cash flows from investing activities:
Expenditures for property, plant, and equipment	(23)	(14)
Purchases of marketable securities	(4)	(22)
Sales of marketable securities	7	2
Cash paid for acquisition	(1,202)	—
Proceeds from divestiture	1	—
Other	(2)	(3)
Net cash used in investing activities	(1,223)	(37)
Cash flows from financing activities:
Dividend payments to stockholders	(44)	(44)
Principal payments on borrowings	(158)	(155)
Issuances of stock	6	5
Stock repurchased and retired or withheld for taxes on equity awards	(12)	(195)
Proceeds from borrowings	1,000	100
Debt issuance costs	(27)	—
Distributions to non-controlling interest	—	(5)
Net cash provided by (used in) financing activities	765	(294)
Net increase (decrease) in cash, cash equivalents and restricted cash	13	(58)
Cash, cash equivalents and restricted cash at beginning of period	202	246
Cash, cash equivalents and restricted cash at end of period	$215	$188
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
Marketable Securities
Investments in marketable securities consist of equity securities which are recorded at fair value using observable inputs such as quoted prices in active markets (Level 1). As of July 31, 2020 and January 31, 2020, the fair value of our investments total $24 million and $27 million, respectively, and was included in other assets on the condensed and consolidated balance sheets. The Company's investments are primarily held in a custodial account, which includes investments to fund our deferred compensation plan liabilities.
Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the condensed and consolidated balance sheets for the periods presented:

	July 31, 2020	January 31, 2020
	(in millions)
Cash and cash equivalents	$197	$188
Restricted cash included in inventory, prepaid expenses and other current assets	5	4
Restricted cash included in other assets	13	10
Cash, cash equivalents and restricted cash	$215	$202
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
Divestiture
On July 3, 2020, in connection with the integration of Engility, the Company sold certain non-strategic international operations for $22 million and recognized a loss on the divestiture of $11 million, including $1 million of transaction costs. The loss is included in acquisition and integration costs on the condensed and consolidated statements of income. The Company received $1 million cash proceeds upon closing with the remaining balance due in installments through October 2021.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Accounting Standards Updates
In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires entities to use a forward-looking model to estimate credit losses over the contractual term of financial assets, including short-term trade receivables and contract assets. The Company adopted ASU 2016-13 in the first quarter of fiscal 2021 using the modified retrospective approach. The adoption did not have a material impact on the Company’s financial statements.
Other Accounting Standards Updates effective after July 31, 2020 are not expected to have a material effect on the Company’s financial statements.
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
A reconciliation of the weighted-average number of shares outstanding used to compute basic and diluted EPS was:

	Three Months Ended		Six Months Ended
	July 31, 2020	August 2, 2019	July 31, 2020	August 2, 2019
	(in millions)
Basic weighted-average number of shares outstanding	58.1	58.6	58.0	59.0
Dilutive common share equivalents - stock options and other stock-based awards	0.5	0.5	0.5	0.6
Diluted weighted-average number of shares outstanding	58.6	59.1	58.5	59.6
The following stock-based awards were excluded from the weighted-average number of shares outstanding used to compute diluted EPS:

	Three Months Ended		Six Months Ended
	July 31, 2020	August 2, 2019	July 31, 2020	August 2, 2019
	(in millions)
Antidilutive stock options excluded	0.4	0.3	0.4	0.3
Dividends
The Company declared and paid a quarterly dividend of $0.37 per share of its common stock during the three months ended July 31, 2020. On August 31, 2020, the Company's Board of Directors declared a quarterly dividend of $0.37 per share of the Company's common stock payable on October 30, 2020 to stockholders of record on October 16, 2020.
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Aggregate net changes in these estimates increased operating income by $3 million ($0.04 per diluted share) for the six months ended July 31, 2020, and increased operating income by $4 million ($0.05 per diluted share) and $12 million ($0.16 per diluted share) for the three and six months ended August 2, 2019, respectively. There were no aggregate net changes in these estimates for the three months ended July 31, 2020. Changes in these estimates increased net income by $2 million for the six months ended July 31, 2020. In addition, revenues were $2 million and $6 million higher for the three and six months ended July 31, 2020, respectively, due to net revenue recognized from performance obligations satisfied in prior periods.
Disaggregation of Revenues
The Company's revenues are generated primarily from long-term contracts with the U.S. government including subcontracts with other contractors engaged in work for the U.S. government. The Company disaggregates revenues by customer, contract-type and prime vs. subcontractor to the federal government.
Disaggregated revenues by customer were as follows:

	Three Months Ended		Six Months Ended
	July 31, 2020	August 2, 2019	July 31, 2020	August 2, 2019
	(in millions)
Department of Defense	$833	$846	$1,692	$1,710
Other federal government agencies	894	716	1,757	1,438
Commercial, state and local	37	32	72	61
Total	$1,764	$1,594	$3,521	$3,209
Disaggregated revenues by contract-type were as follows:

	Three Months Ended		Six Months Ended
	July 31, 2020	August 2, 2019	July 31, 2020	August 2, 2019
	(in millions)
Cost reimbursement	$937	$918	$1,907	$1,839
Time and materials (T&M)	402	321	776	646
Firm-fixed price (FFP)	425	355	838	724
Total	$1,764	$1,594	$3,521	$3,209
Disaggregated revenues by prime vs. subcontractor were as follows:

	Three Months Ended		Six Months Ended
	July 31, 2020	August 2, 2019	July 31, 2020	August 2, 2019
	(in millions)
Prime contractor to federal government	$1,593	$1,405	$3,181	$2,839
Subcontractor to federal government	134	157	268	309
Other	37	32	72	61
Total	$1,764	$1,594	$3,521	$3,209

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Contract Balances
Contract balances for the periods presented were as follows:

	Balance Sheet line item	July 31, 2020	January 31, 2020
		(in millions)
Billed and billable receivables, net(1)	Receivables, net	$649	$720
Contract assets - unbillable receivables	Receivables, net	383	379
Contract assets - contract retentions	Other assets	18	17
Contract liabilities - current	Accounts payable and accrued liabilities	96	41
Contract liabilities - non-current	Other long-term liabilities	$13	$10
(1) Net of allowance of $3 million and $4 million as of July 31, 2020 and January 31, 2020, respectively.
During the six months ended July 31, 2020 and August 2, 2019, the Company recognized revenues of $22 million and $19 million relating to amounts that were included in the opening balance of contract liabilities as of January 31, 2020 and February 1, 2019, respectively. During the three months ended July 31, 2020 and August 2, 2019, the Company recognized revenues of $5 million and $6 million relating to amounts that were included in the opening balance of contract liabilities as of January 31, 2020 and February 1, 2019, respectively.
Deferred Costs
Deferred costs for the periods presented were as follows:

	Balance Sheet line item	July 31, 2020	January 31, 2020
		(in millions)
Pre-contract costs	Inventory, prepaid expenses and other current assets	$1	$3
Fulfillment costs - non-current	Other assets	$14	$12
Pre-contract costs of $2 million and $5 million were expensed during the three and six months ended July 31, 2020, respectively, and $1 million were expensed during the six months ended August 2, 2019. Fulfillment costs of $1 million and $2 million were amortized during the three and six months ended July 31, 2020, respectively, and $1 million and $2 million were amortized during the three and six months ended August 2, 2019, respectively.
Remaining Performance Obligations
As of July 31, 2020, the Company had $4.6 billion of remaining performance obligations. Remaining performance obligations exclude any variable consideration that is allocated entirely to unsatisfied performance obligations on our supply chain contracts. The Company expects to recognize revenue on approximately 80% of the remaining performance obligations over the next 12 months and approximately 90% over the next 24 months, with the remaining recognized thereafter.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 4—Acquisitions:
On March 13, 2020, the Company completed the acquisition of Unisys Federal, a former operating unit of Unisys Corporation. Unisys Federal provides infrastructure modernization, cloud migration, managed services, and enterprise IT-as-a-service solutions to U.S. federal civilian agencies and the Department of Defense. This strategic acquisition enhances our capabilities in government priority areas, expands our portfolio of intellectual property and technology-driven offerings, and increases our access to current and new customers. The Company purchased substantially all of the assets and liabilities of Unisys Federal for an aggregate purchase price of $1.2 billion. The Company used the net proceeds from its offering of Senior Notes and borrowings under the Term Loan B2 Facility (as discussed in Note 7), proceeds from the sale of receivables under its MARPA Facility (as discussed in Note 10), and cash on its balance sheet to finance the acquisition and pay related fees and expenses.
The purchase price was allocated, on a preliminary basis, among assets acquired and liabilities assumed at fair value on the acquisition date, March 13, 2020, based on the best available information, with the excess purchase price recorded as goodwill. The fair values of the non-financial assets acquired and liabilities assumed were preliminarily determined using income, market and cost valuation methodologies. The fair value measurements were estimated using significant inputs that are not observable in the market and thus represent a Level 3 measurement. As of July 31, 2020, the Company had not finalized the determination of fair values allocated to various assets and liabilities, including, but not limited to, receivables, intangible assets, property, plant, and equipment, other assets, accounts payable and accrued liabilities, off-market customer contracts, and goodwill. The allocation of the purchase price is subject to change as the Company continues to obtain and assess relevant information that existed as of the acquisition date, including but not limited to, property, plant, and equipment, lease arrangements, deferred income taxes, contracts with customers, receivables, and deferred revenue.
The Company expects to have sufficient information available to resolve these items by the first quarter of fiscal 2022, which could potentially result in changes in assets or liabilities on Unisys Federal’s opening balance sheet and an adjustment to goodwill.
During the second quarter of fiscal 2021, the Company made adjustments to the preliminary purchase price resulting in a $41 million increase to goodwill. The measurement period adjustments included: $6 million increase to the purchase price associated with final net working capital adjustment; $67 million increase to other long-term liabilities associated with off-market customer contracts; $26 million net increase to intangible assets; and, $6 million increase to deferred tax assets. The resulting impact to the Company’s condensed and consolidated statements of income for the three months ended July 31, 2020 was a $6 million increase to selling, general and administrative expenses associated with the change in amortization expense due to the incremental value assigned to our intangible assets, of which $2 million relates to the first quarter of fiscal 2021.
The adjusted preliminary purchase price allocation is as follows:

(in millions)
Receivables	$114
Inventory, prepaid expenses and other current assets	14
Goodwill	656
Intangible assets	574
Property, plant, and equipment	4
Operating lease right of use assets	43
Other assets	7
Total assets acquired	1,412
Accounts payable and accrued liabilities	105
Accrued payroll and employee benefits	7
Operating lease liabilities	30
Other long-term liabilities	68
Total liabilities assumed	210
Net assets acquired	$1,202
Amount of tax deductible goodwill	$595

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Goodwill resulting from the acquisition of Unisys Federal was primarily associated with intellectual capital, an acquired assembled work force, and future customer relationships. The identifiable intangible assets and goodwill acquired by the Company are amortizable for tax purposes.
The following table summarizes the fair value of intangible assets and the related weighted-average useful lives as of the acquisition date:

	Amount	Weighted-Average Amortization Period
	(in millions)	(in years)
Customer relationships	$520	13
Backlog	47	1
Developed technology	7	1
Total intangible assets	$574	12
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
The Company recorded a $67 million provision for certain off-market customer contracts whose terms are unfavorable compared to the current market terms as of the acquisition date. An income approach was used to estimate fair value, involving estimates for future costs to complete the remaining performance under the contract as well as a market participant profit rate of return. The provision for off-market customer contracts is included in other long-term liabilities and will be amortized over the remaining contractual terms as an increase to revenue. Amortization for the three and six months ended July 31, 2020 is $7 million, of which $2 million relates to the first quarter of fiscal 2021. Amortization for the next five years is expected to be as follows: $8 million in the remainder of 2021, $18 million in 2022, $18 million in 2023, $14 million in 2024 and $2 million in 2025.
The Company incurred $49 million in acquisition-related costs associated with the acquisition of Unisys Federal, including $27 million of debt issue costs (as discussed in Note 7).

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The amounts recognized in acquisition and integration costs on the condensed and consolidated statements of income are as follows:

	Three Months Ended		Six Months Ended
	July 31, 2020	August 2, 2019	July 31, 2020	August 2, 2019
	(in millions)
Acquisition(1)	$—	$—	$20	$—
Integration(2)(3)	15	8	24	18
Total acquisition and integration costs	$15	$8	$44	$18
(1) Acquisition expenses recognized for the six months ended July 31, 2020 are related to the acquisition of Unisys Federal.
(2) Includes restructuring costs of $4 million for the six months ended July 31, 2020, and $2 million and $6 million for the three and six months ended August 2, 2019, respectively.
(3) Integration expenses for the three and six months ended July 31, 2020 include an $11 million loss associated with the divestiture of non-strategic international operations (see Note 1).
The amount of Unisys Federal's revenue included in the condensed and consolidated statements of income for the three and six months ended July 31, 2020 was $175 million and $279 million, respectively, and the amount of net income attributable to common stockholders included in the condensed and consolidated statements of income for the three and six months ended July 31, 2020 was $8 million and $19 million, respectively.
The following unaudited pro forma financial information presents the combined results of operations for Unisys Federal and the Company for the three and six months ended July 31, 2020 and August 2, 2019, respectively:

	Three Months Ended		Six Months Ended
	July 31, 2020	August 2, 2019	July 31, 2020	August 2, 2019
	(in millions)
Revenues	$1,764	$1,779	$3,611	$3,535
Net income attributable to common stockholders	$62	$53	$115	$92
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
Note 5—Goodwill and Intangible Assets:
Goodwill
Goodwill had a carrying value of $2,789 million and $2,139 million as of July 31, 2020 and January 31, 2020, respectively. Goodwill increased by $650 million during the six months ended July 31, 2020 due to the acquisition of Unisys Federal ($656 million) as discussed in Note 4, partially offset by goodwill allocated to the divestiture of non-strategic international operations ($6 million) as discussed in Note 1. There were no impairments of goodwill during the periods presented.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Intangible Assets
Intangible assets, all of which were finite-lived, consisted of the following:

	July 31, 2020			January 31, 2020
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
	(in millions)
Customer relationships	$1,371	$(189)	$1,182	$851	$(142)	$709
Backlog	47	(18)	29	—	—	—
Developed technology	9	(3)	6	2	—	2
Total intangible assets	$1,427	$(210)	$1,217	$853	$(142)	$711
Amortization expense related to intangible assets was $42 million and $68 million for the three and six months ended July 31, 2020, respectively, and $24 million and $49 million for the three and six months ended August 2, 2019, respectively. There were no intangible asset impairment losses during the periods presented.
As of July 31, 2020, the estimated future annual amortization expense related to intangible assets is as follows:

Fiscal Year Ending	(in millions)
Remainder of 2021	$79
2022	110
2023	106
2024	103
2025	103
Thereafter	716
Total	$1,217
Actual amortization expense in future periods could differ from these estimates as a result of future acquisitions, divestitures, impairments and other factors.
Note 6—Income Taxes:
The Company's effective income tax rate was 24.9% and 22.0% for the three and six months ended July 31, 2020, respectively, and 23.3% and 21.6% for the three and six months ended August 2, 2019, respectively. The Company's effective tax rate was higher for the three and six months ended July 31, 2020 compared to the prior year period due principally to lower excess tax benefits related to employee share-based compensation. Tax rates for the periods ended July 31, 2020 were lower than the combined federal and state statutory rates due principally to excess tax benefits related to employee share-based compensation, research and development credits, and other permanent book tax differences.
As of July 31, 2020, the balance of unrecognized tax benefits included liabilities for uncertainty in income taxes of $56 million, which is classified as other long-term liabilities on the condensed and consolidated balance sheets. Of this balance, $55 million, if recognized, would impact the effective income tax rate for the Company. While the Company believes it has adequate accruals for uncertainty in income taxes, the tax authorities, on review of the Company’s tax filings, may determine that the Company owes taxes in excess of recorded accruals, or the recorded accruals may be in excess of the final settlement amounts agreed to by tax authorities. Although the timing of such reviews is not certain, over the next 12 months the Company does not expect a significant increase or decrease in the unrecognized tax benefits recorded at July 31, 2020.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 7—Debt Obligations:
The Company’s long-term debt as of the dates presented was as follows:

	July 31, 2020					January 31, 2020
	Stated interest rate	Effective interest rate	Principal	Unamortized debt issuance costs	Net	Principal	Unamortized debt issuance costs	Net
			(in millions)
Term Loan A Facility due October 2023	1.91%	2.24%	$878	$(8)	$870	$904	$(9)	$895
Term Loan B Facility due October 2025	2.04%	2.23%	1,032	(10)	1,022	1,037	(11)	1,026
Term Loan B2 Facility due March 2027	2.41%	2.84%	473	(12)	461	—	—	—
Senior Notes due April 2028	4.88%	5.04%	400	(6)	394	—	—	—
Total long-term debt			$2,783	$(36)	$2,747	$1,941	$(20)	$1,921
Less current portion			90	—	90	70	—	70
Total long-term debt, net of current portion			$2,693	$(36)	$2,657	$1,871	$(20)	$1,851
As of July 31, 2020, the Company has a $2.8 billion credit facility (the Credit Facility) consisting of a $400 million secured Revolving Credit Facility due October 2023, an $878 million secured Term Loan A Facility due October 2023, a $1,032 million secured Term Loan B Facility due October 2025, and a $473 million secured Term Loan B2 Facility due March 2027 (together, the Term Loan Facilities). During the three months ended July 31, 2020, the Company made $125 million of voluntary principal prepayments on the Term Loan B2 Facility due March 2027. There is no balance outstanding on the Revolving Credit Facility as of July 31, 2020. As of July 31, 2020, the Company was in compliance with the covenants under its Credit Facility.
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
The Company incurred $27 million of debt issue costs associated with the Second Amendment, the issuance of the Senior Notes, and an undrawn bridge facility that terminated upon the consummation of the acquisition of Unisys Federal. The Company deferred $22 million of financing fees and recognized $5 million of expenses associated with the undrawn bridge facility, which is included in interest expense. Deferred financing fees are amortized to interest expense utilizing the effective interest method.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As of July 31, 2020 and January 31, 2020, the carrying value of the Company’s outstanding debt obligations approximated its fair value. The fair value of long-term debt is calculated using Level 2 inputs, based on interest rates available for debt with terms and maturities similar to the Company’s Term Loan Facilities and Senior Notes.
Maturities of long-term debt as of July 31, 2020 are:

Fiscal Year Ending	Total
(in millions)
Remainder of 2021	$42
2022	72
2023	154
2024	668
2025	16
Thereafter	1,831
Total principal payments	$2,783
Subsequent to the end of the second quarter of fiscal 2021, the Company made $100 million of voluntary principal prepayments on the Term Loan B2 Facility due March 2027.
Note 8—Derivative Instruments Designated as Cash Flow Hedges:
The Company’s derivative instruments designated as cash flow hedges consist of:

					Liability Fair Value(1) at
	Notional Amount at July 31, 2020	Pay Fixed Rate	Receive Variable Rate	Settlement and Termination	July 31, 2020	January 31, 2020
	(in millions)				(in millions)
Interest rate swaps #1	$262	2.78%	1-month LIBOR	Monthly through July 30, 2021	$(6)	$(6)
Interest rate swaps #2	500	3.07%	1-month LIBOR	Monthly through October 31, 2025	(94)	(62)
Interest rate swaps #3	550	2.49%	1-month LIBOR	Monthly through October 31, 2023	(40)	(24)
Total	$1,312				$(140)	$(92)
(1) The fair value of the fixed interest rate swaps liability is included in accounts payable and accrued liabilities on the condensed and consolidated balance sheets.
The Company is party to fixed interest rate swap instruments that are designated and accounted for as cash flow hedges to manage risks associated with interest rate fluctuations on a portion of the Company’s floating rate debt. The counterparties to all swap agreements are financial institutions. See Note 9 for the unrealized change in fair values on cash flow hedges recognized in other comprehensive loss and the amounts reclassified from accumulated other comprehensive loss into earnings for the current and comparative periods presented. The Company estimates that it will reclassify $35 million of unrealized losses from accumulated other comprehensive loss into earnings in the twelve months following July 31, 2020.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 9—Changes in Accumulated Other Comprehensive Loss by Component:
The following table presents the changes in accumulated other comprehensive loss attributable to the Company’s fixed interest rate swap cash flow hedges that are discussed in Note 8 and the Company's defined benefit plans.

	Unrealized Gains (Losses) on Fixed Interest Rate Swap Cash Flow Hedges(1)	Defined Benefit Obligation Adjustment	Total
	(in millions)
Three months ended July 31, 2020
Balance at May 1, 2020	$(103)	$(5)	$(108)
Other comprehensive loss before reclassifications	(10)	—	(10)
Amounts reclassified from accumulated other comprehensive loss	8	—	8
Income tax impact	1	—	1
Net other comprehensive loss	(1)	—	(1)
Balance at July 31, 2020	$(104)	$(5)	$(109)

Three months ended August 2, 2019
Balance at May 3, 2019	$(24)	$—	$(24)
Other comprehensive loss before reclassifications	(47)	—	(47)
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Income tax impact	12	—	12
Net other comprehensive loss	(35)	—	(35)
Balance at August 2, 2019	$(59)	$—	$(59)

Six months ended July 31, 2020
Balance at January 31, 2020	$(67)	$(5)	$(72)
Other comprehensive loss before reclassifications	(62)	—	(62)
Amounts reclassified from accumulated other comprehensive loss	12	—	12
Income tax impact	13	—	13
Net other comprehensive loss	(37)	—	(37)
Balance at July 31, 2020	$(104)	$(5)	$(109)

Six months ended August 2, 2019
Balance at February 1, 2019	$(14)	$—	$(14)
Other comprehensive loss before reclassifications	(61)	—	(61)
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Income tax impact	16	—	16
Net other comprehensive loss	(45)	—	(45)
Balance at August 2, 2019	$(59)	$—	$(59)
(1)The amount reclassified from accumulated other comprehensive loss is included in interest expense.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 10—Sales of Receivables
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
The Company accounts for these receivable transfers under the MARPA Facility as sales under Accounting Standards Codification (ASC) 860, Transfers and Servicing, and removes the sold receivables from its balance sheet. The fair value of the sold receivables approximated their book value due to their short-term nature.
The Company does not retain an ongoing financial interest in the transferred receivables other than cash collection and administrative services. The Company estimated that its servicing fee was at fair value and therefore has not recognized a servicing asset or liability as of July 31, 2020. Proceeds from the sale of receivables are reflected as cash flows from operating activities on the condensed and consolidated statement of cash flows.
During the six months ended July 31, 2020, the Company incurred purchase discount fees of $1 million, which are presented in Other (income) expense, net on the condensed and consolidated statement of income.
MARPA Facility activity consisted of the following:

Six Months Ended
July 31, 2020
(in millions)
Beginning balance	$—
Sale of receivables	1,624
Cash collections	(1,424)
Increase to cash flows from operating activities	200
Cash collected, not remitted to Purchaser(1)	(14)
Remaining sold receivables	$186
(1) Includes the cash collected on behalf of but not yet remitted to the Purchaser as of July 31, 2020. This balance is included in accounts payable and accrued liabilities on the condensed and consolidated balance sheet as of July 31, 2020.
Note 11—Leases:
Total operating lease cost is comprised of the following:

		Three Months Ended		Six Months Ended
	Statement of Income line item(s)	July 31, 2020	August 2, 2019	July 31, 2020	August 2, 2019
		(in millions)
Operating lease cost	Cost of revenues and Selling, general and administrative expenses	$18	$17	$35	$33
Variable lease cost	Cost of revenues and Selling, general and administrative expenses	6	3	11	7
Short-term lease cost	Cost of revenues and Selling, general and administrative expenses	9	1	15	2
Sublease income	Selling, general and administrative expenses	(1)	(1)	(2)	(2)
Total lease cost		$32	$20	$59	$40

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company's right of use (ROU) assets and lease liabilities consisted of the following:

	Balance Sheet line item	July 31, 2020	January 31, 2020
		(in millions)
Operating lease ROU asset	Operating lease right of use assets	$251	$190

Operating lease current liability	Accounts payable and accrued liabilities	47	34
Operating lease non-current liability	Operating lease liabilities	223	172
Total operating lease liabilities		$270	$206
Other supplemental operating lease information consists of the following:

	Six Months Ended
	July 31, 2020	August 2, 2019
	(in millions)
Cash paid for amounts included in the measurement of operating lease liabilities	$39	$33
ROU assets obtained in exchange for new operating lease obligations	$90	$43
Maturities of operating lease liabilities as of July 31, 2020 were as follows:

Fiscal Year Ending	Total
(in millions)
Remainder of 2021	$18
2022	72
2023	53
2024	44
2025	35
Thereafter	80
Total minimum lease payments	302
Less: imputed interest	(32)
Present value of operating lease liabilities	$270
As of July 31, 2020, the weighted-average remaining lease term and the weighted-average discount rate was 5 years and 3.6%, respectively.
The Company leases IT equipment and hardware to its customers. All of the Company’s lessor arrangements are operating leases. The Company accounts for lease and non-lease components as a single performance obligation when the timing and pattern of transfer are the same. Operating lease revenue is recognized on a straight-line basis over the term of the lease.
For the three and six months ended July 31, 2020, operating lease income was $11 million and $17 million, respectively, and variable lease income was $7 million and $10 million, respectively. Operating and variable lease income are reported as revenue on the condensed and consolidated statements of income.
Note 12—Legal Proceedings and Other Commitments and Contingencies:
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
The Company has recorded reserves for estimated net amounts to be refunded to customers for potential adjustments for indirect cost audits and compliance with Cost Accounting Standards. As of July 31, 2020, the Company has recorded a total liability of $48 million which is presented in accounts payable and accrued liabilities on the condensed and consolidated balance sheets.
Letters of Credit and Surety Bonds
The Company has outstanding obligations relating to letters of credit of $10 million as of July 31, 2020, principally related to guarantees on insurance policies. The Company also has outstanding obligations relating to surety bonds in the amount of $18 million, principally related to performance and payment bonds on the Company’s contracts.

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
Adverse changes in fiscal and economic conditions could materially impact our business. Some changes that could have an adverse impact on our business include the implementation of future spending reductions (including sequestration) and government shutdowns. Currently, no appropriations measures have been enacted for GFY 2021, which begins October 1, 2020. While there are strong indications that the government is likely to be funded for several months on a continuing resolution (CR), as has been a common practice in recent years, a political impasse resulting in a shutdown of some length could negatively affect our business interests.
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
We succeed as a business based on the solutions we deliver, our past performance, and our ability to compete on price. Our solutions are inspired through innovation based on adoption of best practices and technology integration of the best capabilities available. Our past performance was achieved by employees dedicated to supporting our customers’ most challenging missions. Our current cost structure and ongoing efforts to reduce costs by strategic sourcing and developing repeatable offerings sold "as a service" and as managed services in a more commercial business model are expected to allow us to compete effectively on price in an evolving environment. Our ability to be competitive in the future will continue to be driven by our reputation for successful program execution, competitive cost structure, development of new pricing and business models, and efficiencies in assigning the right people, at the right time, in support of our contracts.
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
Impacts of the COVID-19 Pandemic
We are continuing to monitor the ongoing outbreak of the coronavirus disease 2019 (COVID-19) and we continue to work with our stakeholders to assess further possible implications to our business, supply chain and customers, and to take actions in an effort to mitigate adverse consequences. As travel restrictions and social distancing advisories began to be implemented in March, we instructed our workforce to begin to work remotely to the extent possible. While a majority of our workforce is able to work remotely, some employees must still travel to client or company facilities in order to work. Reduced activity on contracts, including travel and other direct costs, caused revenues to be approximately $110 million lower for the six months ended July 31, 2020.
The Coronavirus Aid, Relief, and Economic Security (CARES) Act, which was passed by Congress and signed by the President on March 27, 2020, provides a mechanism to recover our labor costs where our employees are ready and able to work but unable to access required facilities due to COVID-19. We are generally not able to bill profit on those costs and, in some cases, funding limitations and the necessity for contract modifications may cause us not to be able to recover all of the labor costs. As a result, operating income for the six months ended July 31, 2020 was reduced by approximately $16 million. We continue to work with our customers to implement the related provisions of the CARES Act. However, this relief provision will expire with the September 30, 2020 close of GFY 2020. If Congress does not extend this program, our revenue and operating income may be adversely impacted.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
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
Results of Operations
The primary financial performance measures we use to manage our business and monitor results of operations are revenues, operating income, and cash flows from operating activities. The following table summarizes our results of operations:

	Three Months Ended			Six Months Ended
	July 31, 2020	Percent change	August 2, 2019	July 31, 2020	Percent change	August 2, 2019

Revenues	$1,764	11%	$1,594	$3,521	10%	$3,209
Cost of revenues	1,564	11%	1,409	3,138	10%	2,844
As a percentage of revenues	88.7%		88.4%	89.1%		88.6%
Selling, general and administrative expenses	89	9%	82	165	4%	159
Acquisition and integration costs	15	88%	8	44	144%	18
Other operating income	(4)	100%	—	(4)	100%	—
Operating income	100	5%	95	178	(5%)	188
As a percentage of revenues	5.7%		6.0%	5.1%		5.9%
Net income attributable to common stockholders	$51	(11%)	$57	$87	(22%)	$112
Net cash provided by operating activities	$104	9%	$95	$471	73%	$273
Revenues. Revenues increased $170 million or 10.7% for the three months ended July 31, 2020 as compared to the same period in the prior year due to the acquisition of Unisys Federal ($175 million), revenue on new contracts primarily supporting the intelligence community and U.S. Air Force ($28 million), and increased volume on existing programs ($48 million), partially offset by the impacts of COVID-19 ($65 million) and completion of contracts ($18 million). Adjusting for the impact of acquired revenues, revenues contracted 0.7% primarily due to the impacts of COVID-19.
Revenues increased $312 million or 9.7% for the six months ended July 31, 2020 as compared to the same period in the prior year due to the acquisition of Unisys Federal ($279 million), revenue on new contracts primarily supporting the intelligence community and U.S. Air Force ($68 million), and increased volume on existing programs ($115 million), partially offset by the impacts of COVID-19 ($110 million) and completion of contracts ($39 million). Adjusting for the impact of acquired revenues, revenues grew 1.1% primarily attributable to new awards and net increases in program volume.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
Cost of Revenues. Cost of revenues increased $155 million for the three months ended July 31, 2020 as compared to the same period in the prior year primarily due to the acquisition of Unisys Federal. Cost of revenues as a percentage of revenues increased from 88.4% in the prior year quarter to 88.7%, due to the impacts of COVID-19.
Cost of revenues increased $294 million for the six months ended July 31, 2020 as compared to the same period in the prior year primarily due to the acquisition of Unisys Federal. Cost of revenues as a percentage of revenues increased from 88.6% in the prior year quarter to 89.1%, due to the impacts of COVID-19 and lower net profit write-ups.
Selling, General and Administrative Expenses. SG&A increased $7 million for the three months ended July 31, 2020 as compared to the same period in the prior year primarily due to the acquisition of Unisys Federal and increased intangible asset amortization, partially offset by lower indirect expenses and gains related to the resolution of certain legal matters.
SG&A increased $6 million for the six months ended July 31, 2020 as compared to the same period in the prior year primarily due to the acquisition of Unisys Federal and increased intangible asset amortization, partially offset by lower indirect expenses and gains related to the resolution of certain legal matters.
Operating Income. Operating income as a percentage of revenues of 5.7% for the three months ended July 31, 2020 decreased from 6.0% in the comparable prior year period due to increased intangible asset amortization and the impacts of COVID-19, partially offset by gains related to the resolution of certain legal and other program contract matters and lower indirect costs.
Operating income as a percentage of revenues decreased to 5.1% for the six months ended July 31, 2020 from 5.9% in the comparable prior year period primarily due to higher acquisition and integration costs, increased intangible asset amortization, and the impacts of COVID-19, partially offset by gains related to the resolution of certain legal and other program contract matters, lower indirect costs, and the acquisition of Unisys Federal.
Net Income Attributable to Common Stockholders. Net income attributable to common stockholders for the three months ended July 31, 2020 decreased $6 million as compared to the same period in the prior year primarily due to higher interest expense, partially offset by increased operating income ($4 million, net of tax).
Net income attributable to common stockholders for the six months ended July 31, 2020 decreased $25 million as compared to the same period in the prior year due to higher interest expense and decreased operating income ($8 million, net of tax).
Net Cash Provided by Operating Activities. Net cash provided by operating activities was $471 million for the six months ended July 31, 2020, an increase of $198 million compared to the prior year, primarily due to sales of receivables under the MARPA Facility ($200 million), cash provided from the operating activities of Unisys Federal, and benefit from the deferral of payroll tax payments afforded by the CARES Act. These increases were partially offset by higher customer collections in the prior year period recouped from the U.S. federal government partial shutdown that occurred in the fourth quarter of fiscal 2019 and delays in billing COVID-19 related stand ready contract costs.
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
EBITDA and adjusted EBITDA for the periods presented were calculated as follows:

	Three Months Ended		Six Months Ended
	July 31, 2020	August 2, 2019	July 31, 2020	August 2, 2019

Net income	$53	$57	$90	$113
Interest expense and loss on sale of receivables	32	22	64	47
Interest income	—	(1)	(1)	(2)
Provision for income taxes	17	17	25	31
Depreciation and amortization	50	33	83	66
EBITDA	152	128	261	255
EBITDA as a percentage of revenues	8.6%	8.0%	7.4%	7.9%
Acquisition and integration costs	15	8	44	18
Recovery of acquisition and integration costs(1)	—	(2)	(1)	(4)
Adjusted EBITDA	$167	$134	$304	$269
Adjusted EBITDA as a percentage of revenues	9.5%	8.4%	8.6%	8.4%
(1) Adjustment to reflect the portion of acquisition and integration costs recovered through the Company's indirect rates in accordance with Cost Accounting Standards.
Adjusted EBITDA as a percentage of revenues for the three months ended July 31, 2020 increased to 9.5% of revenues from 8.4% of revenues for the prior year quarter driven by gains related to the resolution of certain legal and program contract matters and lower indirect costs across the portfolio, partially offset by the impacts of COVID-19.
Adjusted EBITDA as a percentage of revenues for the six months ended July 31, 2020 increased to 8.6% of revenues from 8.4% of revenues for the prior year driven by gains related to the resolution of certain legal and program contract matters, lower indirect costs across the portfolio, and the acquisition of Unisys Federal, partially offset by the impacts of COVID-19.
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
We segregate our backlog into two categories as follows:
•Funded Backlog. Funded backlog for contracts with government agencies primarily represents estimated amounts of revenue to be earned in the future from contracts for which funding is appropriated less revenues previously recognized on these contracts. It does not include the unfunded portion of contracts in which funding is incrementally appropriated or authorized on a quarterly or annual basis by the U.S. government and other customers even though the contract may call for performance over a number of years. Funded backlog for contracts with non-government customers represents the estimated value on contracts, which may cover multiple future years, under which we are obligated to perform, less revenues previously recognized on these contracts.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
•Negotiated Unfunded Backlog. Negotiated unfunded backlog represents estimated amounts of revenue to be earned in the future from negotiated contracts for which funding has not been appropriated or otherwise authorized and from unexercised priced contract options. Negotiated unfunded backlog does not include any estimate of future potential task orders expected to be awarded under IDIQ, GSA Schedules or other master agreement contract vehicles.
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
The estimated value of our total backlog as of the dates presented was:

	July 31, 2020	January 31, 2020
	(in millions)
Funded backlog	$3,144	$2,569
Negotiated unfunded backlog	16,280	12,748
Total backlog	$19,424	$15,317
We had net bookings worth an estimated $4.6 billion and $6.2 billion during the three and six months ended July 31, 2020, respectively. Total backlog at the end of the second quarter has increased compared to total backlog at prior year end primarily due to a $2.9 billion award received during the period to provide mission engineering, integration, software development, and other lifecycle support to the U.S. Army. In addition, $1.5 billion of acquired backlog from Unisys Federal was recorded as an increase to backlog as of the acquisition date.
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

	Six Months Ended
	July 31, 2020	August 2, 2019
Cost reimbursement	54%	57%
Time and materials (T&M)	22%	20%
Firm-fixed price (FFP)	24%	23%
Total	100%	100%
Our contract mix for the six months ended July 31, 2020 reflects a decrease in cost reimbursement type contracts due the acquisition of Unisys Federal, which historically had a higher proportion of firm-fixed price and time and materials type contracts.

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

	Three Months Ended		Six Months Ended
	July 31, 2020	August 2, 2019	July 31, 2020	August 2, 2019

Labor-related cost of revenues	56%	55%	56%	55%
Subcontractor-related cost of revenues	30%	30%	30%	29%
Supply chain materials-related cost of revenues	7%	10%	8%	11%
Other materials-related cost of revenues	7%	5%	6%	5%
Cost of revenues mix for the three and six months ended July 31, 2020 reflects an increase in other materials-related content primarily due to the acquisition of Unisys Federal, which historically had a higher proportion of such costs, and a decrease in supply chain materials-related content.
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
Historical Cash Flow Trends
The following table summarizes our cash flows:

	Six Months Ended
	July 31, 2020	August 2, 2019
	(in millions)
Net cash provided by operating activities	$471	$273
Net cash used in investing activities	(1,223)	(37)
Net cash provided by (used in) financing activities	765	(294)
Net increase (decrease) in cash, cash equivalents and restricted cash	$13	$(58)
Net Cash Provided by Operating Activities. Refer to “Results of Operations” above for a discussion of the changes in cash provided by operating activities between the six months ended July 31, 2020 and the comparable prior year period.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
Net Cash Used in Investing Activities. Cash used in investing activities for the six months ended July 31, 2020 increased compared to the prior year period due to cash paid for the acquisition of Unisys Federal and higher capital expenditures for property, plant, and equipment, partially offset by lower purchases of marketable securities.
Net Cash Provided by Financing Activities. Cash provided by financing activities for the six months ended July 31, 2020 increased compared to the prior year period primarily due to proceeds from borrowings obtained to finance the Unisys Federal acquisition and the absence of share repurchases under our publicly announced repurchase program in the current year period. These changes were partially offset by current year period payments of debt issuance costs related to the additional borrowings.
Contractual Obligations
The table provided below has been included as an update to the contractual obligations table included in our most recently filed Annual Report on Form 10-K to add certain obligations related to the Unisys Federal acquisition. Other than the updates presented below, there have been no material changes to the information reported in our most recently filed Annual Report. The amounts provided in the following table are presented as of July 31, 2020.

	Payments Due by Fiscal Year
	Total	Remainder of fiscal 2021	2022- 2023	2024- 2025	2026 and thereafter
	(in millions)
Contractual obligations:
Long-term debt including current portion(1)	$2,783	$42	$226	$684	$1,831
Interest payments on long-term debt(2)	392	36	132	113	111
Operating lease obligations	302	18	125	79	80
Total contractual obligations	$3,477	$96	$483	$876	$2,022
(1)The amounts presented are based on an anticipated loan repayment schedule. However, we may be required to make certain mandatory prepayments based on our level of cash flow generation and we also have the option to prepay loan principal amounts at any time.
(2)Amounts include an estimate of future variable interest payments on the Term Loan Facilities based on scheduled outstanding principal amounts, current applicable margin and projected 1-month LIBOR as of July 31, 2020. In addition, the above table excludes the effects of interest rate swaps used to hedge against changes in 1-month LIBOR.
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
Management believes that our critical accounting policies are those that are both material to the presentation of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments. Typically, the circumstances that make these judgments difficult, subjective and complex have to do with making estimates about the effect of matters that are inherently uncertain. There have been no changes to our existing critical accounting policies during the six months ended July 31, 2020 from those disclosed in our most recently filed Annual Report on Form 10-K.
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
Item 4. Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) and have concluded that as of July 31, 2020 these controls and procedures were operating and effective.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarterly period covered by this report that materially affected, or are likely to materially affect, our internal control over financial reporting.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
PART II—OTHER INFORMATION

Item 1. Legal Proceedings
We have provided information about legal proceedings in which we are involved in our fiscal 2020 Annual Report on Form 10-K, and we have provided an update to this information in Note 12 of the notes to the condensed and consolidated financial statements contained within this report.
In addition to the described legal proceedings, we are routinely subject to investigations and reviews relating to compliance with various laws and regulations. Additional information regarding such investigations and reviews is included in our fiscal 2020 Annual Report on Form 10-K, and we have also updated this information in Note 12 of the notes to the condensed and consolidated financial statements contained within this report, under the heading “Government Investigations, Audits and Reviews.”
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
The following table presents repurchases of our common stock during the three months ended July 31, 2020:

Period(1)	Total Number of Shares (or Units) Purchased(2)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(3)
May 2, 2020 - June 5, 2020	2,937	$83.01	—	4,650,939
June 6, 2020 - July 3, 2020	—	—	—	4,650,939
July 4, 2020 - July 31, 2020	—	—	—	4,650,939
Total	2,937	$83.01	—
(1)Date ranges represent our fiscal periods during the current quarter. Our fiscal quarters typically consist of one five-week period and two four-week periods.
(2)Includes shares purchased on surrender by stockholders of previously owned shares to satisfy minimum statutory tax withholding obligations related to stock option exercises and vesting of stock awards in addition to shares purchased under our publicly announced plans or programs.
(3)On March 27, 2019, the number of shares that may be purchased increased by approximately 4.6 million shares, bringing the total authorized shares to be repurchased under the plan to approximately 16.4 million shares. As of July 31, 2020, we have repurchased approximately 11.8 million shares of common stock under the program.
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
Date: September 2, 2020

Science Applications International Corporation

/s/ Charles A. Mathis
Charles A. Mathis Executive Vice President and Chief Financial Officer