Form 10-Q
period 2020-10-30
Science Applications International Corp
filed 2020-12-04
CIK 1571123

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
Form 10-Q
_________________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares issued and outstanding of the registrant’s common stock as of November 20, 2020 was as follows:
58,224,324 shares of common stock ($.0001 par value per share)

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
FORM 10-Q

-i-

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
CONDENSED AND CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	October 30, 2020	November 1, 2019	October 30, 2020	November 1, 2019
	(in millions, except per share amounts)
Revenues	$1,818	$1,630	$5,339	$4,839
Cost of revenues	1,609	1,456	4,747	4,300
Selling, general and administrative expenses	96	68	261	227
Acquisition and integration costs	3	12	47	30
Other operating income	—	—	(4)	—
Operating income	110	94	288	282
Interest expense	32	22	95	69
Other (income) expense, net	—	(1)	—	(4)
Income before income taxes	78	73	193	217
Provision for income taxes	(18)	(17)	(43)	(48)
Net income	60	56	150	169
Net income attributable to non-controlling interest	—	1	3	2
Net income attributable to common stockholders	$60	$55	$147	$167
Earnings per share:
Basic	$1.03	$0.95	$2.53	$2.85
Diluted	$1.02	$0.94	$2.51	$2.82

See accompanying notes to condensed and consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
CONDENSED AND CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	October 30, 2020	November 1, 2019	October 30, 2020	November 1, 2019
	(in millions)
Net income	$60	$56	$150	$169
Other comprehensive income (loss), net of tax:
Net unrealized gain (loss) on derivative instruments	11	(3)	(26)	(48)
Defined benefit obligation adjustment	—	—	—	—
Total other comprehensive income (loss), net of tax	11	(3)	(26)	(48)
Comprehensive income	$71	$53	$124	$121
Comprehensive income attributable to non-controlling interest	—	1	3	2
Comprehensive income attributable to common stockholders	$71	$52	$121	$119

See accompanying notes to condensed and consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
CONDENSED AND CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	October 30, 2020	January 31, 2020
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$182	$188
Receivables, net	1,052	1,099
Inventory, prepaid expenses and other current assets	167	143
Total current assets	1,401	1,430
Goodwill	2,789	2,139
Intangible assets, net	1,177	711
Property, plant, and equipment (net of accumulated depreciation of $160 million and $181 million at October 30, 2020 and January 31, 2020, respectively)	105	91
Operating lease right of use assets	244	190
Other assets	159	150
Total assets	$5,875	$4,711

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$951	$814
Accrued payroll and employee benefits	392	244
Long-term debt, current portion	90	70
Total current liabilities	1,433	1,128
Long-term debt, net of current portion	2,446	1,851
Operating lease liabilities	215	172
Other long-term liabilities	271	133
Commitments and contingencies (Note 13)
Equity:
Common stock, $0.0001 par value, 1 billion shares authorized, 58 million shares issued and outstanding as of October 30, 2020 and January 31, 2020	—	—
Additional paid-in capital	1,010	983
Retained earnings	587	506
Accumulated other comprehensive loss	(98)	(72)
Total common stockholders' equity	1,499	1,417
Non-controlling interest	11	10
Total stockholders' equity	1,510	1,427
Total liabilities and stockholders' equity	$5,875	$4,711

See accompanying notes to condensed and consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
CONDENSED AND CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

	Shares of common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non-controlling interest	Total
	(in millions)
Balance at July 31, 2020	58	$996	$550	$(109)	$13	$1,450
Net income	—	—	60	—	—	60
Issuances of stock	—	4	—	—	—	4
Other comprehensive income, net of tax	—	—	—	11	—	11
Cash dividends of $0.37 per share	—	—	(23)	—	—	(23)
Stock-based compensation	—	11	—	—	—	11
Repurchases of stock	—	(1)	—	—	—	(1)
Distributions to non-controlling interest	—	—	—	—	(2)	(2)
Balance at October 30, 2020	58	$1,010	$587	$(98)	$11	$1,510

Balance at January 31, 2020	58	$983	$506	$(72)	$10	$1,427
Net income	—	—	147	—	3	150
Issuances of stock	—	10	—	—	—	10
Other comprehensive loss, net of tax	—	—	—	(26)	—	(26)
Cash dividends of $1.11 per share	—	—	(66)	—	—	(66)
Stock-based compensation	—	20	—	—	—	20
Repurchases of stock	—	(3)	—	—	—	(3)
Distributions to non-controlling interest	—	—	—	—	(2)	(2)
Balance at October 30, 2020	58	$1,010	$587	$(98)	$11	$1,510

Balance at August 2, 2019	58	$963	$435	$(59)	$10	$1,349
Net income	—	—	55	—	1	56
Issuances of stock	—	3	—	—	—	3
Other comprehensive loss, net of tax	—	—	—	(3)	—	(3)
Cash dividends of $0.37 per share	—	—	(22)	—	—	(22)
Stock-based compensation	—	9	—	—	—	9
Repurchases of stock	—	(1)	—	—	—	(1)
Distributions to non-controlling interest	—	—	—	—	(2)	(2)
Balance at November 1, 2019	58	$974	$468	$(62)	$9	$1,389

Balance at February 1, 2019	60	$1,132	$367	$(14)	$14	$1,499
Net income	—	—	167	—	2	169
Issuances of stock	—	9	—	—	—	9
Other comprehensive loss, net of tax	—	—	—	(48)	—	(48)
Cash dividends of $1.11 per share	—	—	(66)	—	—	(66)
Stock-based compensation	—	14	—	—	—	14
Repurchases of stock	(2)	(181)	—	—	—	(181)
Distributions to non-controlling interest	—	—	—	—	(7)	(7)
Balance at November 1, 2019	58	$974	$468	$(62)	$9	$1,389

See accompanying notes to condensed and consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
CONDENSED AND CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	October 30, 2020	November 1, 2019
	(in millions)
Cash flows from operating activities:
Net income	$150	$169
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	131	98
Amortization of off-market customer contracts	(11)	—
Amortization of debt issuance costs	19	5
Deferred income taxes	17	27
Stock-based compensation expense	30	29
Loss on divestiture	10	—
Increase (decrease) resulting from changes in operating assets and liabilities, net of the effect of the acquisition:
Receivables	131	(68)
Inventory, prepaid expenses and other current assets	9	(9)
Other assets	(11)	(1)
Accounts payable and accrued liabilities	9	61
Accrued payroll and employee benefits	141	78
Operating lease assets and liabilities, net	(7)	(2)
Other long-term liabilities	84	2
Net cash provided by operating activities	702	389
Cash flows from investing activities:
Expenditures for property, plant, and equipment	(32)	(14)
Purchases of marketable securities	(5)	(23)
Sales of marketable securities	8	2
Cash paid for acquisition	(1,202)	—
Proceeds from divestiture	4	—
Other	(2)	(5)
Net cash used in investing activities	(1,229)	(40)
Cash flows from financing activities:
Dividend payments to stockholders	(65)	(65)
Principal payments on borrowings	(376)	(258)
Issuances of stock	9	7
Stock repurchased and retired or withheld for taxes on equity awards	(13)	(196)
Proceeds from borrowings	1,000	100
Debt issuance costs	(27)	—
Distributions to non-controlling interest	(2)	(7)
Net cash provided by (used in) financing activities	526	(419)
Net decrease in cash, cash equivalents and restricted cash	(1)	(70)
Cash, cash equivalents and restricted cash at beginning of period	202	246
Cash, cash equivalents and restricted cash at end of period	$201	$176
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
Marketable Securities
Investments in marketable securities consist of equity securities which are recorded at fair value using observable inputs such as quoted prices in active markets (Level 1). As of October 30, 2020 and January 31, 2020, the fair value of our investments total $24 million and $27 million, respectively, and was included in other assets on the condensed and consolidated balance sheets. The Company's investments are primarily held in a custodial account, which includes investments to fund our deferred compensation plan liabilities.
Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the condensed and consolidated balance sheets for the periods presented:

	October 30, 2020	January 31, 2020
	(in millions)
Cash and cash equivalents	$182	$188
Restricted cash included in inventory, prepaid expenses and other current assets	5	4
Restricted cash included in other assets	14	10
Cash, cash equivalents and restricted cash	$201	$202
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
Divestiture
On July 3, 2020, in connection with the integration of Engility, the Company sold certain non-strategic international operations for $22 million and recognized a loss on the divestiture of $11 million, including $1 million of transaction costs. The loss is included in acquisition and integration costs on the condensed and consolidated statements of income. The Company has received $4 million in cash proceeds through October 30, 2020, with the remaining balance due in installments through October 2021.
Accounting Standards Updates
In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Instruments, which requires entities to use a forward-looking model to estimate credit losses over the contractual term of financial assets, including short-term trade receivables and contract assets. The Company adopted ASU 2016-13 in the first quarter of fiscal 2021 using the modified retrospective approach. The adoption did not have a material impact on the Company’s financial statements.
Other Accounting Standards Updates effective after October 30, 2020 are not expected to have a material effect on the Company’s financial statements.
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
A reconciliation of the weighted-average number of shares outstanding used to compute basic and diluted EPS was:

	Three Months Ended		Nine Months Ended
	October 30, 2020	November 1, 2019	October 30, 2020	November 1, 2019
	(in millions)
Basic weighted-average number of shares outstanding	58.2	57.7	58.1	58.5
Dilutive common share equivalents - stock options and other stock-based awards	0.5	0.6	0.5	0.7
Diluted weighted-average number of shares outstanding	58.7	58.3	58.6	59.2
The following stock-based awards were excluded from the weighted-average number of shares outstanding used to compute diluted EPS:

	Three Months Ended		Nine Months Ended
	October 30, 2020	November 1, 2019	October 30, 2020	November 1, 2019
	(in millions)
Antidilutive stock options excluded	0.4	0.3	0.4	0.3
Dividends
The Company declared and paid a quarterly dividend of $0.37 per share of its common stock during the three months ended October 30, 2020. On December 1, 2020, the Company's Board of Directors declared a quarterly dividend of $0.37 per share of the Company's common stock payable on January 29, 2021 to stockholders of record on January 15, 2021.
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Aggregate net changes in these estimates decreased operating income by $4 million ($0.05 per diluted share) and $1 million ($0.01 per diluted share) for the three and nine months ended October 30, 2020, respectively, and increased operating income by $3 million ($0.05 per diluted share) and $15 million ($0.20 per diluted share) for the three and nine months ended November 1, 2019, respectively. Changes in these estimates decreased net income by $3 million and $1 million for the three and nine months ended October 30, 2020, respectively. In addition, revenues were $1 million lower and $5 million higher for the three and nine months ended October 30, 2020, respectively, due to net revenue recognized from performance obligations satisfied in prior periods.
Disaggregation of Revenues
The Company's revenues are generated primarily from long-term contracts with the U.S. government including subcontracts with other contractors engaged in work for the U.S. government. The Company disaggregates revenues by customer, contract-type and prime vs. subcontractor to the federal government.
Disaggregated revenues by customer were as follows:

	Three Months Ended		Nine Months Ended
	October 30, 2020	November 1, 2019	October 30, 2020	November 1, 2019
	(in millions)
Department of Defense	$851	$854	$2,543	$2,564
Other federal government agencies	926	743	2,683	2,181
Commercial, state and local	41	33	113	94
Total	$1,818	$1,630	$5,339	$4,839
Disaggregated revenues by contract-type were as follows:

	Three Months Ended		Nine Months Ended
	October 30, 2020	November 1, 2019	October 30, 2020	November 1, 2019
	(in millions)
Cost reimbursement	$962	$925	$2,869	$2,764
Time and materials (T&M)	405	333	1,181	979
Firm-fixed price (FFP)	451	372	1,289	1,096
Total	$1,818	$1,630	$5,339	$4,839
Disaggregated revenues by prime vs. subcontractor were as follows:

	Three Months Ended		Nine Months Ended
	October 30, 2020	November 1, 2019	October 30, 2020	November 1, 2019
	(in millions)
Prime contractor to federal government	$1,632	$1,452	$4,813	$4,291
Subcontractor to federal government	145	145	413	454
Other	41	33	113	94
Total	$1,818	$1,630	$5,339	$4,839

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Contract Balances
Contract balances for the periods presented were as follows:

	Balance Sheet line item	October 30, 2020	January 31, 2020
		(in millions)
Billed and billable receivables, net(1)	Receivables, net	$671	$720
Contract assets - unbillable receivables	Receivables, net	381	379
Contract assets - contract retentions	Other assets	18	17
Contract liabilities - current	Accounts payable and accrued liabilities	99	41
Contract liabilities - non-current	Other long-term liabilities	$15	$10
(1)    Net of allowance of $4 million as of October 30, 2020 and January 31, 2020.
During the nine months ended October 30, 2020 and November 1, 2019, the Company recognized revenues of $27 million and $21 million relating to amounts that were included in the opening balance of contract liabilities as of January 31, 2020 and February 1, 2019, respectively. During the three months ended October 30, 2020 and November 1, 2019, the Company recognized revenues of $5 million and $2 million relating to amounts that were included in the opening balance of contract liabilities as of January 31, 2020 and February 1, 2019, respectively.
Deferred Costs
Deferred costs for the periods presented were as follows:

	Balance Sheet line item	October 30, 2020	January 31, 2020
		(in millions)
Pre-contract costs	Inventory, prepaid expenses and other current assets	$3	$3
Fulfillment costs - non-current	Other assets	$16	$12
Pre-contract costs of $5 million were expensed during the nine months ended October 30, 2020 and $1 million were expensed during the nine months ended November 1, 2019. Fulfillment costs of $1 million and $3 million were amortized during the three and nine months ended October 30, 2020, respectively, and $1 million and $3 million were amortized during the three and nine months ended November 1, 2019, respectively.
Remaining Performance Obligations
As of October 30, 2020, the Company had $5.6 billion of remaining performance obligations. Remaining performance obligations exclude any variable consideration that is allocated entirely to unsatisfied performance obligations on our supply chain contracts. The Company expects to recognize revenue on approximately 80% of the remaining performance obligations over the next 12 months and approximately 90% over the next 24 months, with the remaining recognized thereafter.
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
The purchase price was allocated, on a preliminary basis, among assets acquired and liabilities assumed at fair value on the acquisition date, March 13, 2020, based on the best available information, with the excess purchase price recorded as goodwill. The fair values of the non-financial assets acquired and liabilities assumed were preliminarily determined using income, market and cost valuation methodologies. The fair value measurements

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

were estimated using significant inputs that are not observable in the market and thus represent a Level 3 measurement. As of October 30, 2020, the Company had not finalized the determination of fair values allocated to various assets and liabilities, including, but not limited to, receivables, intangible assets, property, plant, and equipment, other assets, accounts payable and accrued liabilities, off-market customer contracts, and goodwill. The allocation of the purchase price is subject to change as the Company continues to obtain and assess relevant information that existed as of the acquisition date, including but not limited to, property, plant, and equipment, lease arrangements, deferred income taxes, contracts with customers, receivables, and deferred revenue.
The Company expects to have sufficient information available to resolve these items by the first quarter of fiscal 2022, which could potentially result in changes in assets or liabilities on Unisys Federal’s opening balance sheet and an adjustment to goodwill.
During the second quarter of fiscal 2021, the Company made adjustments to the preliminary purchase price resulting in a $41 million net increase to goodwill. The measurement period adjustments included: $6 million increase to the purchase price associated with the final net working capital adjustment; $67 million increase to other long-term liabilities associated with off-market customer contracts; $26 million net increase to intangible assets; and, $6 million increase to deferred tax assets.
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
The Company recorded a $67 million provision for certain off-market customer contracts whose terms are unfavorable compared to the current market terms as of the acquisition date. An income approach was used to estimate fair value, involving estimates for future costs to complete the remaining performance under the contract as well as a market participant profit rate of return. The provision for off-market customer contracts is included in other long-term liabilities and will be amortized over the remaining contractual terms as an increase to revenue. Amortization for the three and nine months ended October 30, 2020, is $4 million and $11 million, respectively. Amortization for the next five years is expected to be as follows: $4 million in the remainder of 2021, $18 million in 2022, $18 million in 2023, $14 million in 2024, and $2 million in 2025.
The Company incurred $49 million in acquisition-related costs associated with the acquisition of Unisys Federal, including $27 million of debt issue costs (as discussed in Note 8). Acquisition-related costs of $2 million were incurred in the fourth quarter of fiscal 2020.
The amounts recognized in acquisition and integration costs on the condensed and consolidated statements of income are as follows:

	Three Months Ended		Nine Months Ended
	October 30, 2020	November 1, 2019	October 30, 2020	November 1, 2019
	(in millions)
Acquisition(1)	$—	$—	$20	$—
Integration(2)(3)	3	12	27	30
Total acquisition and integration costs	$3	$12	$47	$30
(1)    Acquisition expenses recognized for the nine months ended October 30, 2020, are related to the acquisition of Unisys Federal.
(2)    Includes restructuring costs of $2 million and $6 million for the three and nine months ended October 30, 2020, respectively, and $4 million and $10 million for the three and nine months ended November 1, 2019, respectively.
(3)    Integration expenses for the nine months ended October 30, 2020, include an $11 million loss associated with the divestiture of non-strategic international operations (see Note 1).
The amount of Unisys Federal's revenue included in the condensed and consolidated statements of income for the three and nine months ended October 30, 2020, was $200 million and $479 million, respectively, and the amount of net income attributable to common stockholders included in the condensed and consolidated statements of income for the three and nine months ended October 30, 2020, was $21 million and $40 million, respectively.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following unaudited pro forma financial information presents the combined results of operations for Unisys Federal and the Company for the three and nine months ended October 30, 2020 and November 1, 2019, respectively:

	Three Months Ended		Nine Months Ended
	October 30, 2020	November 1, 2019	October 30, 2020	November 1, 2019
	(in millions)
Revenues	$1,818	$1,835	$5,429	$5,370
Net income attributable to common stockholders	$71	$40	$186	$132
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
Note 5—Restructuring:
During the three and nine months ended October 30, 2020, the Company incurred $4 million of severance and other employee costs associated with an internal reorganization. These costs are presented within selling, general and administrative expenses in the condensed and consolidated statements of income.
Note 6—Goodwill and Intangible Assets:
Goodwill
Goodwill had a carrying value of $2,789 million and $2,139 million as of October 30, 2020 and January 31, 2020, respectively. Goodwill increased by $650 million during the nine months ended October 30, 2020, due to the acquisition of Unisys Federal ($656 million) as discussed in Note 4, partially offset by goodwill allocated to the divestiture of non-strategic international operations ($6 million) as discussed in Note 1. There were no impairments of goodwill during the periods presented.
Intangible Assets
Intangible assets, all of which were finite-lived, consisted of the following:

	October 30, 2020			January 31, 2020
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
	(in millions)
Customer relationships	$1,371	$(215)	$1,156	$851	$(142)	$709
Backlog	47	(30)	17	—	—	—
Developed technology	9	(5)	4	2	—	2
Total intangible assets	$1,427	$(250)	$1,177	$853	$(142)	$711
Amortization expense related to intangible assets was $40 million and $108 million for the three and nine months ended October 30, 2020, respectively, and $24 million and $73 million for the three and nine months ended November 1, 2019, respectively. There were no intangible asset impairment losses during the periods presented.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As of October 30, 2020, the estimated future annual amortization expense related to intangible assets is as follows:

Fiscal Year Ending	(in millions)
Remainder of 2021	$39
2022	110
2023	106
2024	103
2025	103
Thereafter	716
Total	$1,177
Actual amortization expense in future periods could differ from these estimates as a result of future acquisitions, divestitures, impairments and other factors.
Note 7—Income Taxes:
The Company's effective income tax rate was 22.4% and 22.2% for the three and nine months ended October 30, 2020, respectively, and 23.8% and 22.3% for the three and nine months ended November 1, 2019, respectively. The Company's effective tax rates were lower for the three and nine months ended October 30, 2020 compared to the prior year periods due principally to the lapse of the statute of limitations on uncertain tax positions. Tax rates for the three and nine months ended October 30, 2020 were lower than the combined federal and state statutory rates due principally to excess tax benefits related to employee share-based compensation and the lapse of the statute of limitations on uncertain tax positions.
As of October 30, 2020, the Company's total liability for unrecognized tax benefits was $57 million, which is classified as other long-term liabilities on the condensed and consolidated balance sheets, and if recognized, would positively impact the effective tax rate.
While the Company believes it has adequate accruals for uncertainty in income taxes, the tax authorities, on review of the Company’s tax filings, may determine that the Company owes taxes in excess of recorded accruals, or the recorded accruals may be in excess of the final settlement amounts agreed to by the tax authorities. Although the timing of such reviews is not certain, over the next 12 months the Company does not expect a significant increase or decrease in the unrecognized tax benefits recorded at October 30, 2020.
Note 8—Debt Obligations:
The Company’s long-term debt as of the dates presented was as follows:

	October 30, 2020					January 31, 2020
	Stated interest rate	Effective interest rate	Principal	Unamortized debt issuance costs	Net	Principal	Unamortized debt issuance costs	Net
			(in millions)
Term Loan A Facility due October 2023	1.90%	2.22%	$864	$(7)	$857	$904	$(9)	$895
Term Loan B Facility due October 2025	2.02%	2.22%	1,029	(9)	1,020	1,037	(11)	1,026
Term Loan B2 Facility due March 2027	2.40%	2.81%	272	(7)	265	—	—	—
Senior Notes due April 2028	4.88%	5.04%	400	(6)	394	—	—	—
Total long-term debt			$2,565	$(29)	$2,536	$1,941	$(20)	$1,921
Less current portion			90	—	90	70	—	70
Total long-term debt, net of current portion			$2,475	$(29)	$2,446	$1,871	$(20)	$1,851
As of October 30, 2020, the Company has a $2.6 billion credit facility (the Credit Facility) consisting of a $400 million secured Revolving Credit Facility due October 2023, an $864 million secured Term Loan A Facility due

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

October 2023, a $1,029 million secured Term Loan B Facility due October 2025, and a $272 million secured Term Loan B2 Facility due March 2027 (together, the Term Loan Facilities). There is no balance outstanding on the Revolving Credit Facility as of October 30, 2020. As of October 30, 2020, the Company was in compliance with the covenants under its Credit Facility.
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
Borrowings under the Term Loan B2 Facility due March 2027 amortize quarterly beginning on July 31, 2020 at 0.25% of the original borrowed amount with the remaining unamortized balance due in full upon its maturity, March 13, 2027. The Term Loan B2 Facility due March 2027 is subject to the same mandatory prepayments as the Company’s existing term loans under the Credit Facility and is subject to the same covenants and events of default as the Company's Term Loan B Facility due October 2025. During the three and nine months ended October 30, 2020, the Company made voluntary principal prepayments on the Term Loan B2 Facility due March 2027 of $200 million and $325 million, respectively. For the three and nine months ended October 30, 2020, the Company wrote off debt issuance costs associated with the voluntary principal prepayments of $5 million and $8 million, respectively.
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
As of October 30, 2020 and January 31, 2020, the carrying value of the Company’s outstanding debt obligations approximated its fair value. The fair value of long-term debt is calculated using Level 2 inputs, based on interest rates available for debt with terms and maturities similar to the Company’s Term Loan Facilities and Senior Notes.
Maturities of long-term debt as of October 30, 2020 are:

Fiscal Year Ending	Total
(in millions)
Remainder of 2021	$23
2022	68
2023	147
2024	661
2025	10
Thereafter	1,656
Total principal payments	$2,565

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 9—Derivative Instruments Designated as Cash Flow Hedges:
The Company’s derivative instruments designated as cash flow hedges consist of:

					Liability Fair Value(1) at
	Notional Amount at October 30, 2020	Pay Fixed Rate	Receive Variable Rate	Settlement and Termination	October 30, 2020	January 31, 2020
	(in millions)				(in millions)
Interest rate swaps #1	$245	2.78%	1-month LIBOR	Monthly through July 30, 2021	$(5)	$(6)
Interest rate swaps #2	500	3.07%	1-month LIBOR	Monthly through October 31, 2025	(85)	(62)
Interest rate swaps #3	563	2.49%	1-month LIBOR	Monthly through October 31, 2023	(36)	(24)
Total	$1,308				$(126)	$(92)
(1)    The fair value of the fixed interest rate swaps liability is included in accounts payable and accrued liabilities on the condensed and consolidated balance sheets.
The Company is party to fixed interest rate swap instruments that are designated and accounted for as cash flow hedges to manage risks associated with interest rate fluctuations on a portion of the Company’s floating rate debt. The counterparties to all swap agreements are financial institutions. See Note 10 for the unrealized change in fair values on cash flow hedges recognized in other comprehensive loss and the amounts reclassified from accumulated other comprehensive loss into earnings for the current and comparative periods presented. The Company estimates that it will reclassify $34 million of unrealized losses from accumulated other comprehensive loss into earnings in the twelve months following October 30, 2020.

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

	Unrealized Gains (Losses) on Fixed Interest Rate Swap Cash Flow Hedges(1)	Defined Benefit Obligation Adjustment	Total
	(in millions)
Three months ended October 30, 2020
Balance at July 31, 2020	$(104)	$(5)	$(109)
Other comprehensive income before reclassifications	7	—	7
Amounts reclassified from accumulated other comprehensive loss	8	—	8
Income tax impact	(4)	—	(4)
Net other comprehensive income	11	—	11
Balance at October 30, 2020	$(93)	$(5)	$(98)

Three months ended November 1, 2019
Balance at August 2, 2019	$(59)	$—	$(59)
Other comprehensive loss before reclassifications	(5)	—	(5)
Amounts reclassified from accumulated other comprehensive loss	1	—	1
Income tax impact	1	—	1
Net other comprehensive loss	(3)	—	(3)
Balance at November 1, 2019	$(62)	$—	$(62)

Nine months ended October 30, 2020
Balance at January 31, 2020	$(67)	$(5)	$(72)
Other comprehensive loss before reclassifications	(55)	—	(55)
Amounts reclassified from accumulated other comprehensive loss	20	—	20
Income tax impact	9	—	9
Net other comprehensive loss	(26)	—	(26)
Balance at October 30, 2020	$(93)	$(5)	$(98)

Nine months ended November 1, 2019
Balance at February 1, 2019	$(14)	$—	$(14)
Other comprehensive loss before reclassifications	(66)	—	(66)
Amounts reclassified from accumulated other comprehensive loss	1	—	1
Income tax impact	17	—	17
Net other comprehensive loss	(48)	—	(48)
Balance at November 1, 2019	$(62)	$—	$(62)
(1)The amount reclassified from accumulated other comprehensive loss is included in interest expense.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 11—Sales of Receivables:
On January 21, 2020 the Company entered into a Master Accounts Receivable Purchase Agreement (MARPA Facility) with MUFG Bank, Ltd. (the Purchaser) for the sale of up to a maximum amount of $200 million of certain designated eligible receivables with the U.S. government. On March 17, 2020 the Company amended the MARPA Facility to increase the aggregate facility limit from $200 million to $300 million. The receivables sold under the MARPA Facility are without recourse for any U.S. government credit risk. The MARPA Facility has an initial term of one year.
The Company accounts for these receivable transfers under the MARPA Facility as sales under Accounting Standards Codification (ASC) 860, Transfers and Servicing, and removes the sold receivables from its balance sheet. The fair value of the sold receivables approximated their book value due to their short-term nature.
The Company does not retain an ongoing financial interest in the transferred receivables other than cash collection and administrative services. The Company estimated that its servicing fee was at fair value and therefore has not recognized a servicing asset or liability as of October 30, 2020. Proceeds from the sale of receivables are reflected as cash flows from operating activities on the condensed and consolidated statement of cash flows.
During the nine months ended October 30, 2020, the Company incurred purchase discount fees of $2 million, which are presented in Other (income) expense, net on the condensed and consolidated statement of income.
MARPA Facility activity consisted of the following:

Nine Months Ended
October 30, 2020
(in millions)
Beginning balance	$—
Sale of receivables	2,416
Cash collections	(2,216)
Increase to cash flows from operating activities	200
Cash collected, not remitted to Purchaser(1)	(25)
Remaining sold receivables	$175
(1)    Includes the cash collected on behalf of but not yet remitted to the Purchaser as of October 30, 2020. This balance is included in accounts payable and accrued liabilities on the condensed and consolidated balance sheet as of October 30, 2020.
Note 12—Leases:
Total operating lease cost is comprised of the following:

		Three Months Ended		Nine Months Ended
	Statement of Income line item(s)	October 30, 2020	November 1, 2019	October 30, 2020	November 1, 2019
		(in millions)
Operating lease cost	Cost of revenues and Selling, general and administrative expenses	$18	$14	$53	$47
Variable lease cost	Cost of revenues and Selling, general and administrative expenses	5	3	16	10
Short-term lease cost	Cost of revenues and Selling, general and administrative expenses	10	1	25	3
Sublease income	Selling, general and administrative expenses	—	(1)	(2)	(3)
Total lease cost		$33	$17	$92	$57

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company's right of use (ROU) assets and lease liabilities consisted of the following:

	Balance Sheet line item	October 30, 2020	January 31, 2020
		(in millions)
Operating lease ROU asset	Operating lease right of use assets	$244	$190

Operating lease current liability	Accounts payable and accrued liabilities	46	34
Operating lease non-current liability	Operating lease liabilities	215	172
Total operating lease liabilities		$261	$206
Other supplemental operating lease information consists of the following:

	Nine Months Ended
	October 30, 2020	November 1, 2019
	(in millions)
Cash paid for amounts included in the measurement of operating lease liabilities	$60	$49
ROU assets obtained in exchange for new operating lease obligations	$101	$63
Maturities of operating lease liabilities as of October 30, 2020 were as follows:

Fiscal Year Ending	Total
(in millions)
Remainder of 2021	$13
2022	59
2023	54
2024	46
2025	37
Thereafter	83
Total minimum lease payments	292
Less: imputed interest	(31)
Present value of operating lease liabilities	$261
As of October 30, 2020, the weighted-average remaining lease term and the weighted-average discount rate was 5 years and 3.5%, respectively.
The Company leases IT equipment and hardware to its customers. All of the Company’s lessor arrangements are operating leases. The Company accounts for lease and non-lease components as a single performance obligation when the timing and pattern of transfer are the same. Operating lease revenue is recognized on a straight-line basis over the term of the lease.
For the three and nine months ended October 30, 2020, operating lease income was $11 million and $28 million, respectively. Operating lease income is reported as revenue on the condensed and consolidated statements of income.
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
The Company has recorded reserves for estimated net amounts to be refunded to customers for potential adjustments for indirect cost audits and compliance with Cost Accounting Standards. As of October 30, 2020, the Company has recorded a total liability of $45 million which is presented in accounts payable and accrued liabilities on the condensed and consolidated balance sheets.
Letters of Credit and Surety Bonds
The Company has outstanding obligations relating to letters of credit of $11 million as of October 30, 2020, principally related to guarantees on insurance policies. The Company also has outstanding obligations relating to surety bonds in the amount of $18 million, principally related to performance and payment bonds on the Company’s contracts.

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
Economic Opportunities, Challenges, and Risks
In fiscal year 2020, we generated greater than 95% of our revenues from contracts with the U.S. government, including subcontracts on which we perform. Our business performance is affected by the overall level of U.S. government spending and the alignment of our offerings and capabilities with the budget priorities of the U.S. government. Appropriations measures passed in December 2019 provided full funding for the federal government through the end of government fiscal year (GFY) 2020. These bills are funded at levels for defense and non-defense spending based on the August 2019 Bipartisan Budget Act agreement that raises the Budget Control Act spending caps enacted in August 2011 and suspends the Federal debt ceiling until July 31, 2021.
Adverse changes in fiscal and economic conditions could materially impact our business. Some changes that could have an adverse impact on our business include the implementation of future spending reductions (including sequestration) and government shutdowns. Currently, the government is operating under a Continuing Resolution for GFY 2021, which began October 1, 2020. It is possible that there will be a government shutdown when that measure expires.
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
Impacts of the COVID-19 Pandemic
We are continuing to monitor the ongoing outbreak of the coronavirus disease 2019 (COVID-19) and we continue to work with our stakeholders to assess further possible implications to our business, supply chain and customers, and to take actions in an effort to mitigate adverse consequences. As travel restrictions and social distancing advisories began to be implemented in March, we instructed our workforce to begin to work remotely to the extent possible. While a majority of our workforce is able to work remotely, some employees must still travel to client or company facilities in order to work. Reduced activity on contracts, including travel and other direct costs, caused revenues to be approximately $170 million lower for the nine months ended October 30, 2020.
The Coronavirus Aid, Relief, and Economic Security (CARES) Act, which was passed by Congress and signed by the President on March 27, 2020, provides a mechanism to recover our labor costs where our employees are ready and able to work but unable to access required facilities due to COVID-19. We are generally not able to bill profit on those costs and, in some cases, funding limitations and the necessity for contract modifications may cause us not to be able to recover all of the labor costs. As a result, operating income for the nine months ended October 30, 2020 was reduced by approximately $25 million. We continue to work with our customers to implement the related provisions of the CARES Act. However, this relief provision will expire December 11, 2020. If Congress does not extend this program, our revenue and operating income may be adversely impacted

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
Management of Operating Performance and Reporting
Our business and program management process is directed by professional managers focused on satisfying our customers by providing high quality services in achieving program requirements. These managers carefully monitor contract margin performance by constantly evaluating contract risks and opportunities. Through each contract's life cycle, program managers review performance and update contract performance estimates to reflect their understanding of the best information available. For performance obligations satisfied over time, updates to estimates are recognized on inception-to-date activity, during the period of adjustment, resulting in either a favorable or unfavorable impact to operating income.
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
Results of Operations
The primary financial performance measures we use to manage our business and monitor results of operations are revenues, operating income, and cash flows from operating activities. The following table summarizes our results of operations:

	Three Months Ended			Nine Months Ended
	October 30, 2020	Percent change	November 1, 2019	October 30, 2020	Percent change	November 1, 2019

Revenues	$1,818	12%	$1,630	$5,339	10%	$4,839
Cost of revenues	1,609	11%	1,456	4,747	10%	4,300
As a percentage of revenues	88.5%		89.3%	88.9%		88.9%
Selling, general and administrative expenses	96	41%	68	261	15%	227
Acquisition and integration costs	3	(75%)	12	47	57%	30
Other operating income	—	—%	—	(4)	100%	—
Operating income	110	17%	94	288	2%	282
As a percentage of revenues	6.1%		5.8%	5.4%		5.8%
Net income attributable to common stockholders	$60	9%	$55	$147	(12%)	$167
Net cash provided by operating activities	$231	99%	$116	$702	80%	$389
Revenues. Revenues increased $188 million or 11.5% for the three months ended October 30, 2020 as compared to the same period in the prior year due to the acquisition of Unisys Federal ($200 million), revenue on new contracts primarily supporting the U.S. Air Force ($43 million), and increased volume on existing programs ($36 million), partially offset by the impacts of COVID-19 ($60 million) and completion of contracts ($27 million). Adjusting for the impact of acquired revenues, revenues contracted 0.7% primarily due to the impacts of COVID-19.
Revenues increased $500 million or 10.3% for the nine months ended October 30, 2020 as compared to the same period in the prior year due to the acquisition of Unisys Federal ($479 million), revenue on new contracts primarily supporting the intelligence community and U.S. Air Force ($109 million), and increased volume on existing programs ($144 million), partially offset by the impacts of COVID-19 ($170 million) and completion of contracts ($60 million). Adjusting for the impact of acquired revenues, revenues grew 0.5% primarily attributable to new awards and net increases in program volume.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
Cost of Revenues. Cost of revenues increased $153 million for the three months ended October 30, 2020 as compared to the same period in the prior year primarily due to the acquisition of Unisys Federal. Cost of revenues as a percentage of revenues decreased from 89.3% in the prior year quarter to 88.5%, primarily due to the acquisition of Unisys Federal.
Cost of revenues increased $447 million for the nine months ended October 30, 2020 as compared to the same period in the prior year primarily due to the acquisition of Unisys Federal. Cost of revenues as a percentage of revenues remained consistent with the same period in the prior year. The acquisition of Unisys Federal was offset by the impacts of COVID-19 and lower net profit adjustments.
Selling, General and Administrative Expenses. SG&A increased $28 million for the three months ended October 30, 2020 as compared to the same period in the prior year primarily due to increased intangible asset amortization and the acquisition of Unisys Federal.
SG&A increased $34 million for the nine months ended October 30, 2020 as compared to the same period in the prior year primarily due to increased intangible asset amortization and the acquisition of Unisys Federal, partially offset by lower indirect expenses and gains related to the resolution of certain legal matters.
Operating Income. Operating income as a percentage of revenues of 6.1% for the three months ended October 30, 2020 increased from 5.8% in the comparable prior year period due to the acquisition of Unisys Federal, lower acquisition and integration costs, and lower indirect costs, partially offset by increased intangible asset amortization and the impacts of COVID-19.
Operating income as a percentage of revenues decreased to 5.4% for the nine months ended October 30, 2020 from 5.8% in the comparable prior year period primarily due to increased intangible asset amortization, the impacts of COVID-19, higher acquisition and integration costs, and lower net profit adjustments, partially offset by the acquisition of Unisys Federal and gains related to the resolution of certain legal and other program contract matters.
Net Income Attributable to Common Stockholders. Net income attributable to common stockholders for the three months ended October 30, 2020 increased $5 million as compared to the same period in the prior year primarily due to increased operating income ($12 million, net of tax), partially offset by higher interest expense.
Net income attributable to common stockholders for the nine months ended October 30, 2020 decreased $20 million as compared to the same period in the prior year due to higher interest expense, partially offset by increased operating income ($5 million, net of tax).
Net Cash Provided by Operating Activities. Net cash provided by operating activities was $702 million for the nine months ended October 30, 2020, an increase of $313 million compared to the prior year, primarily due to sales of receivables under the MARPA Facility ($200 million), cash provided from the operating activities of Unisys Federal, benefit from the deferral of payroll tax payments afforded by the CARES Act, and timing of collections for several large programs. These increases were partially offset by higher customer collections in the prior year period recouped from the U.S. federal government partial shutdown that occurred in the fourth quarter of fiscal 2019 and delays in billing COVID-19 related stand ready contract costs.
Non-GAAP Measures
EBITDA and Adjusted EBITDA. Earnings before interest, taxes, depreciation and amortization (EBITDA) is a non-GAAP financial performance measure that is calculated by taking net income and excluding interest and loss on sale of receivables, provision for income taxes, and depreciation and amortization. Adjusted EBITDA is calculated by taking EBITDA and excluding acquisition and integration costs and restructuring costs that we do not consider to be indicative of our ongoing operating performance. The acquisition and integration costs relate to the Company's significant acquisitions of Engility and Unisys Federal. See Note 5 for description of our restructuring costs.
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
EBITDA and adjusted EBITDA for the periods presented were calculated as follows:

	Three Months Ended		Nine Months Ended
	October 30, 2020	November 1, 2019	October 30, 2020	November 1, 2019

Net income	$60	$56	$150	$169
Interest expense and loss on sale of receivables	33	22	97	69
Interest income	—	(1)	(1)	(3)
Provision for income taxes	18	17	43	48
Depreciation and amortization	48	32	131	98
EBITDA	159	126	420	381
EBITDA as a percentage of revenues	8.7%	7.7%	7.9%	7.9%
Acquisition and integration costs	3	12	47	30
Restructuring costs	4	—	4	—
Depreciation included in acquisition and integration costs	—	(1)	—	(1)
Recovery of acquisition and integration costs and restructuring costs(1)	(2)	(2)	(3)	(6)
Adjusted EBITDA	$164	$135	$468	$404
Adjusted EBITDA as a percentage of revenues	9.0%	8.3%	8.8%	8.3%
(1)    Adjustment to reflect the portion of acquisition and integration costs and restructuring costs recovered through the Company's indirect rates in accordance with Cost Accounting Standards.
Adjusted EBITDA as a percentage of revenues for the three months ended October 30, 2020 increased to 9.0% of revenues from 8.3% of revenues for the prior year quarter driven by the acquisition of Unisys Federal and lower indirect costs, partially offset by the impacts of COVID-19.
Adjusted EBITDA as a percentage of revenues for the nine months ended October 30, 2020 increased to 8.8% of revenues from 8.3% of revenues for the prior year driven by gains related to the resolution of certain legal and program contract matters and the acquisition of Unisys Federal, partially offset by the impacts of COVID-19 and lower net profit adjustments.
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
The estimated value of our total backlog as of the dates presented was:

	October 30, 2020	January 31, 2020
	(in millions)
Funded backlog	$3,346	$2,569
Negotiated unfunded backlog	19,207	12,748
Total backlog	$22,553	$15,317
We had net bookings worth an estimated $5.0 billion and $11.2 billion during the three and nine months ended October 30, 2020, respectively. Total backlog at the end of the third quarter has increased compared to total backlog at prior year end primarily due to several large awards received during the period from the U.S. Army, the intelligence community, and other various federal government customers. In addition, $1.5 billion of acquired backlog from Unisys Federal was recorded as an increase to backlog as of the acquisition date.
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

	Nine Months Ended
	October 30, 2020	November 1, 2019
Cost reimbursement	54%	57%
Time and materials (T&M)	22%	20%
Firm-fixed price (FFP)	24%	23%
Total	100%	100%
Our contract mix for the nine months ended October 30, 2020 reflects an increase in firm-fixed price and time and materials type contracts due to the acquisition of Unisys Federal, which historically had a higher proportion of these contracts.

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

	Three Months Ended		Nine Months Ended
	October 30, 2020	November 1, 2019	October 30, 2020	November 1, 2019

Labor-related cost of revenues	54%	54%	55%	55%
Subcontractor-related cost of revenues	29%	28%	30%	29%
Supply chain materials-related cost of revenues	7%	10%	8%	11%
Other materials-related cost of revenues	10%	8%	7%	5%
Cost of revenues mix for the three and nine months ended October 30, 2020 reflects an increase in other materials-related content primarily due to the acquisition of Unisys Federal, which historically had a higher proportion of such costs, and a decrease in supply chain materials-related content.
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
Historical Cash Flow Trends
The following table summarizes our cash flows:

	Nine Months Ended
	October 30, 2020	November 1, 2019
	(in millions)
Net cash provided by operating activities	$702	$389
Net cash used in investing activities	(1,229)	(40)
Net cash provided by (used in) financing activities	526	(419)
Net decrease in cash, cash equivalents and restricted cash	$(1)	$(70)
Net Cash Provided by Operating Activities. Refer to “Results of Operations” above for a discussion of the changes in cash provided by operating activities between the nine months ended October 30, 2020 and the comparable prior year period.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
Net Cash Used in Investing Activities. Cash used in investing activities for the nine months ended October 30, 2020 increased compared to the prior year period due to cash paid for the acquisition of Unisys Federal and higher capital expenditures for property, plant, and equipment, partially offset by lower purchases of marketable securities.
Net Cash Provided by Financing Activities. Cash provided by financing activities for the nine months ended October 30, 2020 increased compared to the prior year period primarily due to proceeds from borrowings obtained to finance the Unisys Federal acquisition and the absence of share repurchases under our publicly announced repurchase program in the current year period. These changes were partially offset by higher voluntary principal payments during the current year period and payments of debt issuance costs related to the additional borrowings.
Contractual Obligations
The table provided below has been included as an update to the contractual obligations table included in our most recently filed Annual Report on Form 10-K to add certain obligations related to the Unisys Federal acquisition. Other than the updates presented below, there have been no material changes to the information reported in our most recently filed Annual Report. The amounts provided in the following table are presented as of October 30, 2020.

	Payments Due by Fiscal Year
	Total	Remainder of fiscal 2021	2022- 2023	2024- 2025	2026 and thereafter
	(in millions)
Contractual obligations:
Long-term debt including current portion(1)	$2,565	$23	$215	$671	$1,656
Interest payments on long-term debt(2)	352	12	126	109	105
Operating lease obligations	292	13	113	83	83
Total contractual obligations	$3,209	$48	$454	$863	$1,844
(1)The amounts presented are based on an anticipated loan repayment schedule. However, we may be required to make certain mandatory prepayments based on our level of cash flow generation and we also have the option to prepay loan principal amounts at any time.
(2)Amounts include an estimate of future variable interest payments on the Term Loan Facilities based on scheduled outstanding principal amounts, current applicable margin and projected 1-month LIBOR as of October 30, 2020. In addition, the above table excludes the effects of interest rate swaps used to hedge against changes in 1-month LIBOR.
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
Management believes that our critical accounting policies are those that are both material to the presentation of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments. Typically, the circumstances that make these judgments difficult, subjective and complex have to do with making estimates about the effect of matters that are inherently uncertain. There have been no changes to our existing critical accounting policies during the nine months ended October 30, 2020 from those disclosed in our most recently filed Annual Report on Form 10-K.
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
Item 4. Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) and have concluded that as of October 30, 2020 these controls and procedures were operating and effective.
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
No information is required in response to this item.
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
Date: December 3, 2020

Science Applications International Corporation

/s/ Charles A. Mathis
Charles A. Mathis Executive Vice President and Chief Financial Officer