Form 10-K
period 2021-01-29
Science Applications International Corp
filed 2021-03-26
CIK 1571123

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 29, 2021
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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.	Yes	☒	No	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	Yes	☐	No	☒
As of July 31, 2020 (the last business day of the registrant’s most recently completed second quarter), the aggregate market value of the registrant’s common stock (based upon the closing stock price) held by non-affiliates was $4.5 billion.
The number of shares issued and outstanding of the registrant’s common stock as of March 5, 2021 was 58,066,285 shares ($.0001 par value per share).
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Science Applications International Corporation’s Definitive Proxy Statement for the 2021 Annual Meeting of Stockholders are incorporated by reference in Part III of this report.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION FORM 10-K TABLE OF CONTENTS
i

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
Part I
Item 1. Business
The Company
Science Applications International Corporation (herein referred to as “SAIC,” the “Company,” “we,” “us,” or “our”) is a leading provider of technical, engineering and enterprise information technology (IT) services primarily to the U.S. government. As a technology integrator, we provide engineering, systems integration and information technology offerings for large, complex government projects and offer a broad range of services with a targeted emphasis on higher-end, differentiated technology services. Our end-to-end enterprise IT offerings span the entire spectrum of our customers' IT infrastructure.
Our business has a long and successful history of over 50 years serving all branches (Army, Air Force, Navy, Marines and Coast Guard) and agencies of the Department of Defense (DoD), National Aeronautics and Space Administration (NASA), U.S. Department of State, Department of Justice, Department of Homeland Security and several sensitive intelligence community agencies. Our long-standing customer relationships have enabled us to achieve an in-depth understanding of our customers’ missions and provide differentiated service offerings to meet our customers’ most complex requirements. Our offerings include: engineering; technology integration; IT modernization; maintenance of ground and maritime systems; logistics; training and simulation; operation and program support services; and end-to-end services spanning the design, development, integration, deployment, management and operations, sustainment and security of our customers’ entire IT infrastructure. We serve our customers through approximately 2,100 active contracts and task orders. We have approximately 26,000 employees that are led by an experienced executive team of proven industry leaders.
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
Significant Scale and Diversified Contract Base. With approximately $7.1 billion in revenue in fiscal 2021, we are one of the largest pure-play technical service providers to the U.S. government. Our significant scale advantage enables us to serve as a prime systems integrator on large, complex programs and to allocate resources toward further developing and expanding our repeatable, proven solutions and differentiated technical capabilities. Our diversified revenue base consists of programs ranging from research and development to operations and maintenance.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
Technical Experts Led by Experienced Management. The quality, training and knowledge of our employees are important competitive assets. Our skilled workforce ranges from entry-level technicians to expert-level professionals in network engineering, software design and development, IT modernization, logistics, technology integration and systems engineering. Additionally, the majority of our workforce holds an active security clearance, which is required on many of our existing programs and future program opportunities.
Our workforce is led by a talented and experienced senior leadership team with a long history of solving our customers’ most difficult challenges. Our executive team consists of members who have served as senior leaders in public companies and are recognized as leaders in their respective markets by customers and partners.
Repeatable Methodologies and Certified Processes. Our technical excellence is driven by our proven, repeatable, disciplined processes for management, engineering, technical support and services. We deploy our tools and processes enterprise-wide and emphasize a consistent approach to planning, designing, and delivering solutions and services to our customers. We hold certifications from the International Organization for Standardization (including ISO 9001, ISO/IEC 27001, ISO 20000-1 and AS9100D), and from the Capability Maturity Model Integration Institute as a CMMI®-DEV Maturity Level 3 organization and CMMI®-SVC Maturity Level 2 for Army Programs with Strategic Goals for Best Practice Service Delivery.
The Company is organized as a matrix comprised of three customer facing operating segments supported by a strategy, growth and innovation organization. The three operating segments are responsible for customer relationships, business development and program management, and delivery and execution, while the strategy, growth and innovation organization manages the development of our offerings, solutions and capabilities. Each of the Company’s three operating segments is focused on providing the Company’s comprehensive technical, engineering and enterprise IT service offerings to one or more agencies of the U.S federal government. The Company's operating segments are aggregated into one reportable segment for financial reporting purposes.
For additional discussion and analysis related to recent business developments, see “Economic Opportunities, Challenges and Risks” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II of this report.
Key Customers
In each of fiscal 2021, 2020 and 2019, over 95% of our total revenues were attributable to prime contracts with the U.S. government or to subcontracts with other contractors engaged in work for the U.S. government. Substantially all of our revenues were earned by entities located in the United States.
The U.S. Army and U.S. Navy each generated more than 10% of our revenues during each of the last three fiscal years. The percentages of total revenues for the U.S. government, its agencies and other customers, including those comprising more than 10% of total revenues for each of the periods presented were approximately:

	Year Ended
	January 29, 2021	January 31, 2020	February 1, 2019
U.S. Army	17%	21%	29%
U.S. Navy	11%	12%	13%
Other DoD	19%	19%	18%
Other federal government	51%	46%	37%
Total U.S. government	98%	98%	97%
Other	2%	2%	3%
Total	100%	100%	100%

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
Single Award Contracts. U.S. government agencies may procure services and solutions through single award contracts, which specify the scope of work that will be delivered and identify the contractor that will provide the specified services. When an agency has a requirement, interested contractors are solicited, qualified and then provided with a request for proposal. The process of qualifying prospective bidders, soliciting proposals and evaluating contractor bids requires the agency to maintain a large, professional procurement staff and the bidding and selection process can take a year or more to complete. This method of contracting may provide the contractor with greater certainty of the timing and amounts to be received at the time of contract award because it generally results in the customer contracting for a specific scope of work from the single successful awardee.

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
Contract Types
Generally, the type of contract used for the acquisition of our services and solutions is determined by or negotiated with the U.S. government and may depend on certain factors, including: the type and complexity of the work to be performed; degree and timing of the responsibility to be assumed by the contractor for the costs of performance; the extent of price competition; and the amount and nature of the profit incentive offered to the contractor for achieving or exceeding specified standards or goals. We generate revenues under several types of contracts, including the following:
•Cost-reimbursement contracts provide for reimbursement of our direct contract costs and allocable indirect costs, plus a fee (contract profit). This type of contract is generally used when uncertainties involved in contract performance do not permit costs to be estimated with sufficient accuracy to use a fixed-price contract. Cost-reimbursement contracts usually subject us to lower risk and generally require us to use our best efforts to accomplish the scope of the work within a specified time and amount of costs.
•Time-and-materials (T&M) contracts typically provide for negotiated fixed hourly rates for specified categories of direct labor plus reimbursement of other direct costs. This type of contract is generally used when there is uncertainty of the extent or duration of the work to be performed by the contractor at the time of contract award or it is not possible to anticipate costs with any reasonable degree of confidence. On T&M contracts, we assume the risk of providing appropriately qualified staff to perform these contracts at the hourly rates set forth in the contracts over their period of performance.
•Firm-fixed price (FFP) contracts provide for a predetermined price for specific solutions. These contracts offer us potential increased profits if we can complete the work at lower costs than planned. While FFP contracts allow us to benefit from cost savings, these contracts also increase our exposure to reduced profits or losses from increased or unexpected costs.
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
Backlog
Backlog represents the estimated amount of future revenues to be recognized under negotiated contracts as work is performed. Our backlog consists of funded backlog and negotiated unfunded backlog. At January 29, 2021 and January 31, 2020 our total backlog was $21.5 billion and $15.3 billion, respectively. For a complete description of our backlog, see “Other Key Performance Measures—Net Bookings and Backlog” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II of this report.
Competition
Competition for contracts is intense and we often compete against a large number of established multinational companies, which may have greater name recognition, financial resources and larger technical staffs than we do. We also compete against smaller, more specialized companies that concentrate their resources on particular areas, as well as the U.S. government’s own capabilities. As a result of the diverse requirements of the U.S. government, we frequently collaborate with other companies to compete for large contracts and bid against these same companies in other situations. Our principal competitors include the following:
•the engineering and technical services divisions of large defense contractors that provide IT services in addition to other hardware systems and products, which include companies such as General Dynamics Corporation, Northrop Grumman Corporation, and Raytheon Technologies Corporation;
•contractors focused principally on technical and IT services, such as Booz Allen Hamilton Inc., CACI International, Inc., Leidos Holdings, Inc., ManTech International Corporation, Serco Group plc, and Perspecta Inc.;
•diversified commercial providers that also provide U.S. government IT services, such as Accenture plc and International Business Machines Corporation; and
•contractors providing supply chain management and other logistics services, such as Agility Logistics Corporation and SupplyCore.
We compete on various factors, which include: our technical expertise and qualified and/or security-cleared personnel; our ability to deliver innovative cost-effective solutions in a timely manner; successful program execution on previous programs; our reputation and standing with customers; pricing; and the size and geographic presence of our Company.
Competition within the government services industry has intensified, which has led to fewer sole-source awards and an increased emphasis on cost competitiveness and affordability. In addition, procurement initiatives to improve efficiency, refocus priorities and enhance best practices could result in fewer new opportunities for our industry as a whole, which would intensify competition within the industry as companies compete for a more limited set of new programs.
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
Human Capital
As a company whose purpose is to advance the power of technology and innovation to serve and protect our world, our people are fundamental to our success. Attracting and retaining top talent, to develop new innovations and solutions in support of our customers’ vital missions, is central to our Company’s business strategy. SAIC’s diverse

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
and talented workforce is at the heart of our inclusive culture and our value proposition for customers, shareholders and stakeholders. Investing in our employees’ well-being, development, and growth helps create an innovative, productive and inclusive culture, where our people can be their best and do their best.
The majority of our approximately 26,000 employees – of which 93% are full time – are located in the United States, with a small percentage supporting our customers' missions overseas.
Our culture is a cornerstone of SAIC’s 50+ year heritage, and central to every aspect of the Company. In fiscal 2021, SAIC adopted a new purpose statement and refined our values to better reflect the strength of our people: Passion, Empowerment, Integrity, Inclusion, and Innovation. We saw these values come to life across the organization, in particular, in our COVID-19 response and how we internally addressed the civil unrest across the nation.
The impact of the COVID-19 pandemic fundamentally changed how we work and live. To support the well-being of our employees and our communities, we immediately took a number of important steps. Beyond transitioning to a remote work environment, we analyzed potential business, financial and employee impacts to assess worst-case scenarios to enable us to care for our people.
At the outset, we established protocols to protect the health and safety of our most precious asset, our people. We established both a non-profit foundation – The SAIC Charitable Foundation – to provide financial support for our employees and an employee leave donation program which generated close to $3 million of leave hours to be used by employees unable to work due to the pandemic. In addition, we provided a comprehensive set of resources and programs for managing through the pandemic, working virtually, and handling stress, all in support of our employees’ mental and physical well-being.
Employee health and safety is paramount to our business. We encourage employees to prevent workplace hazards and engage in health and wellness initiatives. In fiscal 2021, we adopted a flexible work schedule in which many of our employees work 80 hours over 9 days. SAIC provides wide-ranging options to support employees’ well-being, including an Employee Assistance Program and a wellness program.
In addition, we augmented and accelerated our focus on diversity, equity and inclusion (DEI) to embrace individual differences, life experiences, and capabilities, and to bring together varying perspectives to create compelling innovations and deliver exceptional business results. Central to our DEI strategy is increasing the diversity representation in our leadership, which we believe is fundamental to fostering an inclusive culture and advancing DEI at SAIC. We are committed to ensuring that the diversity of our leadership fully reflects the diversity of our employee population at large.
In fiscal 2021, we augmented and accelerated actions to advance DEI at SAIC, focusing on four key areas:
1.Fight racism, bias, and prejudice in our workplace.
2.Make SAIC more inclusive and diverse.
3.Support non-profit organizations that are uplifting minorities in our communities.
4.Measure and hold ourselves accountable for results.
To support these focus areas, we took a number of actions including implementing mandatory unconscious bias training for all leaders and improving our recruiting practices to eliminate unintentional biases and to reach a diverse pool of candidates. We will publicly share our key diversity metrics and goals in the coming year.
SAIC was honored by Forbes for America’s Best Employers for Diversity and America’s Best Employers for Veterans and by the Human Rights Campaign for the third consecutive year with a perfect score as a Best Place to Work for LGBTQ Equality.
Our inclusive, diverse culture gives us the opportunity and strength in the market to continually attract and retain highly skilled employees in the areas of science, technology, engineering, cybersecurity, manufacturing and strategy development. Being an early adopter in our industry for virtual recruiting and onboarding prepared us for the unexpected COVID-19 pandemic and we have since hired over 5,600 new employees. SAIC was recognized by Dice as one of the top ten companies hiring tech talent in 2020.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
Through our annual culture survey and employee engagement programs, we gather feedback to understand how we can shape and improve our efforts to support our employees’ growth and development. We invest in our people through technical and professional skills training, leadership development programs, higher education programs, and tuition assistance programs for continuing education or industry certification. Our innovative and inclusive culture, and our commitment to our employee’s overall well-being, help us to cultivate our talent and inspire our people.
Research and Development
For information related to our research and development activities, see Note 1 to the consolidated financial statements contained within this report.
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
Industry and Economic Risks
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
Because we generate substantially all of our revenues from contracts with U.S. government agencies, our operating results could be adversely affected by spending caps or changes in budgetary priorities, as well as by delays in the government budget process, program starts or the award of contracts or task orders under contracts. Current U.S. government spending levels for defense-related and other programs may not be sustained beyond government fiscal year (GFY) 2021. Future spending and program authorizations may not increase or may decrease or shift to programs in areas in which we do not provide services or are less likely to be awarded contracts. Such changes in spending authorizations and budgetary priorities may occur as a result of shifts in spending priorities. A reprioritization may reduce defense-related and other programs as a result of competing demands for federal funds and the number and intensity of military conflicts or other factors.
When the U.S. Congress does not complete a budget before the end of the fiscal year, government operations typically are funded through one or more continuing resolutions that authorize agencies of the U.S. government to continue to operate, but do not authorize new spending initiatives. When the U.S. government operates under a continuing resolution, contract awards may be delayed, canceled, or funded at lower levels, which could adversely impact our operations, cash flows and financial results. While the federal government is currently funded in full through the end of GFY 2021, there is a strong possibility that GFY 2022 will begin under a continuing resolution, which has occurred regularly in recent election year appropriations cycles.
In addition, it is possible that an impasse on policy issues could threaten continuous government funding past September 30, 2021 or result in another federal government shutdown, which could cause us to incur labor or other costs without reimbursement under customer contracts or the delay or cancellation of key programs, and could adversely affect our operations, cash flows and financial results.
The U.S. government also conducts periodic reviews of U.S. defense strategies and priorities, which may shift DoD budgetary priorities, reduce overall spending or delay contract or task order awards for defense-related programs from which we would otherwise expect to derive a significant portion of our future revenues. A significant decline in overall U.S. government spending, a significant shift in spending priorities, the substantial reduction or elimination of particular defense-related programs or significant budget-related delays in contract or task order awards for large programs could adversely affect our future revenues and limit our growth prospects.

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
We generate revenues under various types of contracts, which include cost-reimbursement, T&M and FFP contracts. Our earnings and profitability may vary materially depending on changes in the proportionate amount of revenues derived from each type of contract, the nature of services or solutions provided, as well as the achievement of performance objectives and the stage of performance at which the right to receive fees, particularly under incentive and award fee contracts, is finally determined. Cost-reimbursement and T&M contracts generally have lower profitability than FFP contracts. To varying degrees, each of our contract types involves some risk that we could underestimate the costs and resources necessary to fulfill the contract. Our profitability is adversely affected when we incur costs on cost-reimbursement and T&M contracts that we cannot bill to our customers. While FFP contracts allow us to benefit from cost savings, these contracts also increase our exposure to the risk of cost overruns. Revenues derived from FFP contracts represented approximately 24% of our total revenues for fiscal 2021. When making proposals on FFP contracts, we rely heavily on our estimates of costs and timing for completing the associated projects, as well as assumptions regarding technical issues. In each case, our failure to accurately estimate costs or the resources and technology needed to perform our contracts or to effectively manage and control our costs during the performance of work could result, and in some instances has resulted, in reduced profits or in losses. More generally, any increased or unexpected costs or unanticipated delays in connection with the performance of our contracts, including costs and delays caused by contractual disputes or other factors outside of our control (such as performance failures of our subcontractors, natural disasters or other force majeure events including the outbreak of the coronavirus disease 2019 (COVID-19) during fiscal 2021) could make our contracts less profitable than expected or unprofitable.
We use estimates in recognizing revenues and, if we make changes to estimates used in recognizing revenues, our profitability may be adversely affected.
A significant portion of our revenues are recognized on performance obligations using a cost input measure, which requires estimates of total costs at completion, fees earned, or both. Particularly due to the technical nature of the services being performed and the length of certain performance obligations, this estimation process is complex and involves significant judgment. Adjustments to original estimates are often required as work progresses, experience is gained and additional information becomes known, even though the scope of the work required under the performance obligation may not change. Any adjustment as a result of a change in estimate is recognized immediately. Changes in the underlying assumptions, circumstances or estimates could result in adjustments that may adversely affect future financial results.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
Legal and Regulatory Risks
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
The Defense Contract Audit Agency (DCAA), Defense Contract Management Agency (DCMA) and others routinely audit and review a contractor’s performance on government contracts, indirect cost rates and pricing practices, and compliance with applicable contracting and procurement laws, regulations and standards. They also review the adequacy of the contractor’s compliance with government standards for its business systems, which are defined as the contractor’s accounting, earned value management, estimating, materials management, property management and purchasing systems. A finding of significant control deficiencies in a contractor’s business systems or a finding of noncompliance with U.S. government Cost Accounting Standards (CAS) can result in decremented billing rates to U.S. government customers until the control deficiencies are corrected and their remediation is accepted by the DCMA. The agencies conducting these audits and reviews have come under increased scrutiny. As a result, audits and reviews have become more rigorous and the standards to which we are held are being more strictly interpreted, which has increased the likelihood of an audit or review resulting in an adverse outcome.
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
audit. However, we do not know the outcome of any ongoing or future audits or whether future adjustments will exceed our reserves for potential adjustments.
Our business is subject to governmental review and investigation, which could adversely affect our profitability, cash position and growth prospects.
We are routinely subject to governmental investigations relating to our contracts and operations. If a review or investigation identifies improper or illegal activities, we may be subject to civil or criminal penalties or administrative sanctions, which could include the termination of contracts, forfeiture of profits, the triggering of price reduction clauses, suspension of payments, fines, and suspension or debarment from doing business with governmental agencies. We may suffer harm to our reputation if allegations of impropriety are made against us, which would impair our ability to win new contract awards or receive contract renewals. Penalties and sanctions are not uncommon in our industry. If we incur a material penalty or administrative sanction or otherwise suffer harm to our reputation, our profitability, cash position and future prospects could be adversely affected.
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
As of January 29, 2021, we have estimated $383 million of net operating loss (NOL) and tax basis in our acquired amortizable goodwill and other intangible assets of approximately $1.6 billion. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the Code), if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes may be limited. Such an ownership change occurred during the acquisition of Engility Holdings, Inc. and as a result of these limitations, $3 million of tax credit carryforwards were eliminated in purchase accounting.

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
Business and Operational Risks
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
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
We may make strategic acquisitions, engage in joint ventures or divest existing businesses, which could cause us to incur unforeseen expenses and have disruptive effects on our business and may not yield the benefits we expect. Our Credit Facility also imposes limitations on our ability to make other acquisitions. Subject to those limitations, we may selectively pursue additional strategic acquisitions, investments and joint ventures in the future. Any future acquisitions, investments and joint ventures may pose many risks that could adversely affect our reputation, operations or financial results, including:
•we may not retain key employees (including those with needed security clearances), customers and business partners of an acquired business in the future;
•we may fail to successfully integrate acquired businesses, such as failing to successfully implement IT and other control systems relating to the operations of any acquired business;
•we may not generate sufficient earnings to meet the required Leverage Ratio under the Credit Facility, which would give lenders the right to, among other things, foreclose on our assets;
•acquisitions normally require a significant investment of time and resources, which may disrupt our business and distract our management from other important responsibilities;
•we may not be able to accurately estimate the financial effect of any acquisitions and investments on our business and we may not realize anticipated revenue opportunities, cost savings, or other synergies or benefits, or acquisitions may not result in improved operating performance; and
•we may assume known as well as unknown material liabilities, legal or regulatory risks that were not identified as part of our due diligence or for which we are unable to receive a purchase price adjustment or reimbursement through indemnification;
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
We may not realize the growth opportunities that are anticipated from the acquisition of Unisys Federal as we may experience difficulties in integrating its business with ours.
The benefits that are expected to result from the acquisition will depend, in part, on our ability to realize anticipated growth opportunities as a result of the acquisition. Our success in realizing these growth opportunities, and the timing of this realization, depends on the successful integration of Unisys Federal’s business. There is a significant degree of difficulty and management distraction inherent in the process of integrating an acquisition as sizable as the acquisition. The process of integrating operations could cause an interruption of, or loss of momentum in, our and Unisys Federal’s business. Members of our senior management may be required to devote considerable amounts of time to this integration process, which will decrease the time they will have to manage our Company, service existing customers, attract new customers and develop new products or strategies. If senior management is not able to effectively manage the integration process, or if any significant business activities are interrupted as a result of the integration process, our business could suffer. There can be no assurance that we will successfully or cost-effectively integrate Unisys Federal’s business or at all. The failure to do so could have a material adverse effect on our business, financial condition or results of operations.
Our business and financial results could be negatively affected by cyber or other security threats.
As a U.S. government contractor and a provider of IT services operating in multiple regulated industries and geographies, we handle a variety of sensitive information including personally identifiable information, personnel information, protected health information, classified information and controlled unclassified information, and financial information, concerning our business and employees and those of our customers. We are continuously exposed to cyber and other security threats, including malware/computer viruses, ransomware, phishing attacks, insider threats and physical break-ins. Any unauthorized electronic or physical intrusion or other security threat may jeopardize the protection of sensitive or other information stored or transmitted through our IT systems and networks. This could lead to disruptions in mission-critical systems, unauthorized release of sensitive information and the theft or corruption of data. Although we have implemented and regularly update and improve policies, procedures and other controls to monitor, protect against, detect and mitigate cyber and other security threats, attempts to gain unauthorized access to our IT systems and networks are becoming more prevalent and sophisticated. We, however, proactively seek to detect, investigate, mitigate and remediate all security events.
In addition, we work with the defense industrial base industry and the U.S. government to gather and share threat intelligence and promote increased awareness and enhanced protections against cybersecurity threats. However, because of the evolving nature of these security threats, there can be no assurance that our policies, procedures and other controls will detect or prevent them, and we cannot predict their full impact. We may experience similar security threats to the IT systems that we develop, install or maintain under customer contracts, including customer contracts under which we may have access to or management responsibility for customer databases or networks that contain sensitive information relating to our customers, their employees or related third parties. Although we work cooperatively with our customers to seek to minimize the impacts of cyber and other security threats, we must usually rely on the safeguards used or required by those customers. In the event of unauthorized access to sensitive information for which we are responsible under customer contracts, our customers, their employees, or third parties may seek to hold us liable for any costs or other damages associated with the unauthorized access. In addition, government agencies may bring legal actions against us for violation of or noncompliance with regulatory requirements relating to any unauthorized access to sensitive information. Any remediation costs, damages or other liabilities related to unauthorized access of sensitive information of ours or our customers caused by cyber or other security threats may not be fully insured or indemnified by other means or our insurers. Occurrence of any unauthorized access caused by these security threats could adversely affect our reputation, business operations, and impact our financial results.
We face various risks related to health epidemics, pandemics and similar outbreaks, which may have material adverse effects on our business, financial position, results of operations and/or cash flows.
We face various risks related to health epidemics, pandemics and similar outbreaks, including the global outbreak of COVID-19. If significant portions of our workforce are unable to work effectively due to illness, quarantines, government actions, facility closures or other reasons in connection with COVID-19, our operations will likely be impacted. We may be unable to perform fully on our contracts and some of our costs may not be fully recoverable or adequately covered by insurance. In addition, the resulting volatility in the global capital markets could restrict our access to capital and/or increase our cost of capital.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
It is possible that the continued spread of COVID-19 may also further cause disruption in our supply chain; cause delay, or limit the ability of, the U.S. government and other customers to perform, including making timely payments to us; impact investment performance; and cause other unpredictable events.
We continue to work with our stakeholders (including customers, employees, suppliers and local communities) to address the impacts of COVID-19. We continue to monitor the situation, to assess further possible implications to our business, supply chain and customers, and to take actions in an effort to mitigate adverse consequences.
At this time, we cannot predict the overall impact of COVID-19, but it could have a material adverse effect on our business, financial position, results of operations and/or cash flows.
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
We rely on teaming relationships with other prime contractors and subcontractors in order to submit bids for large procurements or other opportunities where we believe the combination of services, products and solutions provided by us and our teammates will help us to win and perform the contract. Our future revenues and growth prospects could be adversely affected if other contractors eliminate or reduce their contract relationships with us, or if the U.S. government terminates or reduces these other contractors’ programs, does not award them new contracts or refuses to pay under a contract. Companies that do not have access to U.S. government contracts or experience with our customers may perform services as our subcontractor that we cannot otherwise provide ourselves, and that exposure could enhance such companies’ prospect of securing a future position as a prime U.S. government contractor, which could increase competition for future contracts and impair our ability to win these contracts. Whenever our subcontractors fail to timely meet their contractual obligations, have regulatory compliance or other problems, our ability to fulfill our obligations as a prime contractor or higher tier subcontractor may be jeopardized.
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
Pension funding and costs are dependent upon several economic assumptions, which if changed may cause our future earnings and cash flow to fluctuate significantly.
As a result of the acquisition of Engility, which closed on January 14, 2019, we assumed the obligations under Engility's defined benefit pension plan (the Pension Plan). The impact of the Pension Plan on our U.S. generally accepted accounting principles (GAAP) earnings may be volatile in that the amount of expense we record for the Pension Plan may materially change from year to year because those calculations are sensitive to funding levels as well as changes in several key economic assumptions, including interest rates, rates of return on plan assets, and other actuarial assumptions including participant mortality estimates. Changes in these factors also affect our plan funding, cash flow, and stockholders’ equity. In addition, the funding of the Pension Plan may be subject to changes caused by legislative or regulatory actions.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
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
As a result of the acquisition of Engility, we also assumed the obligations under a Retiree Health Reimbursement Account plan (RHRA). The impact of Engility’s RHRA on our GAAP earnings may be volatile in that the amount of expense we record for the plan may materially change from year to year because those calculations are sensitive to several key economic assumptions including interest rates and actuarial assumptions related to participant mortality, retirement and termination.
CAS govern the extent to which postretirement costs and plan contributions are allocable to and recoverable under contracts with the U.S. government. On December 27, 2011 the U.S. government’s Cost Accounting Standards Board published a final rule that harmonizes CAS pension cost reimbursement rules with the Pension Protection Act of 2006 (PPA) funding requirements. The rule is expected to eventually mitigate the mismatch between CAS costs and PPA-amended Employee Retirement Income Security Act of 1974 (ERISA) minimum funding requirements, and result in an acceleration of allowable CAS pension costs as compared to the prior rules. We anticipate that government contractors will be entitled to an equitable adjustment for any additional CAS contract costs resulting from the final rule. As a result, we have sought and expect to continue to seek reimbursement from the U.S. government for a portion of our postretirement costs and plan contributions. For additional information related to our pension funding and costs, see Note 9 to the consolidated financial statements contained within this report.
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
Item 2. Properties
We occupy approximately 4 million square feet of floor space, substantially all of which is leased. Our corporate headquarters is located in Reston, Virginia. Our principal locations outside of Reston, Virginia include Chantilly, Virginia, Huntsville, Alabama, Oak Ridge, Tennessee, El Segundo, California and Annapolis Junction, Maryland. As of January 29, 2021, we conducted our operations in approximately 180 offices located in 32 states, the District of Columbia, and various foreign countries. We consider our facilities suitable and adequate for our present needs, which are generally limited to office, warehouse and computer laboratory spaces.
Item 3. Legal Proceedings
We have provided information about legal proceedings in which we are involved in Note 17 of the notes to the consolidated financial statements contained within this report.
We are also routinely subject to investigations and reviews relating to compliance with various laws and regulations. Additional information regarding such investigations and reviews is described under the heading “Government Investigations, Audits and Reviews” in Note 17 of the notes to the consolidated financial statements contained within this report.
Item 4. Mine Safety Disclosures
No information is required in response to this item.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities
Our common stock is listed on the New York Stock Exchange under the ticker symbol “SAIC”. As of March 5, 2021, there were approximately 23,000 holders of record of our common stock. The number of holders of record of our common stock may not be representative of the number of beneficial owners due to shares that may be held by depositories, brokers or nominees.
Stock Performance Graph
The following graph compares the total cumulative return on our common stock, from the beginning of fiscal year 2016 through fiscal year 2021, to two indices: (i) the Russell 1000 Index and (ii) the Dow Jones US Computer Services Index. The graph assumes an initial investment of $100 on January 29, 2016 and that dividends have been reinvested. The comparisons in the graph are required by the U.S. Securities and Exchange Commission (SEC), based upon historical data and are not intended to forecast or be indicative of possible future performance of our common stock.

$260
$240
$220
$200
$180
$160
$140
$120
$100
$80
Dollars
01/29/16
02/03/17
02/02/18
02/01/19
01/31/20
01/29/21
Date
SAIC
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
The following table presents repurchases of our common stock during the three months ended January 29, 2021:

Period(1)	Total Number of Shares (or Units) Purchased(2)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(3)
October 31, 2020 - December 4, 2020	—	$—	—	4,650,939
December 5, 2020 - January 1, 2021	80,714	97.11	80,328	4,570,611
January 2, 2021 - January 29, 2021	116,638	97.76	116,638	4,453,973
Total	197,352	$97.49	196,966
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
(3)On March 27, 2019, the number of shares that may be purchased increased by approximately 4.6 million shares, bringing the total authorized shares to be repurchased under the plan to approximately 16.4 million shares. As of January 29, 2021, we have repurchased approximately 12.0 million shares of common stock under the program.
Item 6. Selected Financial Data
No information is required in response to this item.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations, and quantitative and qualitative disclosures about market risk should be read in conjunction with our consolidated financial statements and the related notes included in this Form 10-K, as well as Part II, Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the year ended January 31, 2020, which provides additional information on comparisons of fiscal 2020 and 2019. It contains forward-looking statements (which may be identified by words such as those described in “Risk Factors—Forward-Looking Statement Risks” in Part I of this report), including statements regarding our intent, belief, or current expectations with respect to, among other things, trends affecting our financial condition or results of operations; backlog; our industry; government budgets and spending; market opportunities; the impact of competition; and the impact of the Unisys Federal and Engility acquisitions. Such statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those in the forward-looking statements as a result of various factors. Risks, uncertainties and assumptions that could cause or contribute to these differences include those discussed below and elsewhere in this report, particularly in “Risk Factors” in Part I of this report. Due to such risks, uncertainties and assumptions you are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date hereof. We do not undertake any obligation to update these factors or to publicly announce the results of any changes to our forward-looking statements due to future results or developments.
We use the terms "SAIC," the “Company,” “we,” “us” and “our” to refer to Science Applications International Corporation and its consolidated subsidiaries.
The Company utilizes a 52/53 week fiscal year ending on the Friday closest to January 31, with fiscal quarters typically consisting of 13 weeks. Fiscal 2019 began on February 3, 2018 and ended on February 1, 2019, fiscal 2020 began on February 2, 2019 and ended on January 31, 2020, and fiscal 2021 began on February 1, 2020 and ended on January 29, 2021.
Business Overview
We are a leading technology integrator providing full life cycle services and solutions in the technical, engineering and enterprise information technology (IT) markets. We developed our brand by addressing our customers’ mission critical needs and solving their most complex problems for over 50 years. As one of the largest pure-play technical service providers to the U.S. government, we serve markets of significant scale and opportunity. Our primary customers are the departments and agencies of the U.S. government. We serve our customers through approximately 2,100 active contracts and task orders and employ approximately 26,000 individuals who are led by an experienced executive team of proven industry leaders. Our long history of serving the U.S government has afforded us the ability to develop strong and longstanding relationships with some of the largest customers in the markets we serve. Substantially all of our revenues and tangible long-lived assets are generated by or owned by entities located in the United States.
Economic Opportunities, Challenges and Risks
In fiscal 2021, we generated greater than 95% of our revenues from contracts with the U.S. government, including subcontracts on which we perform. Our business performance is affected by the overall level of U.S. government spending and the alignment of our offerings and capabilities with the budget priorities of the U.S. government. Appropriations measures passed in December 2020 provided full funding for the federal government through the end of government fiscal year (GFY) 2021. These bills are funded at levels for defense and non-defense spending based on the August 2019 Bipartisan Budget Act agreement that raises the Budget Control Act spending caps enacted in August 2011 and suspends the Federal debt ceiling until July 31, 2021.
Adverse changes in fiscal and economic conditions could materially impact our business. Some changes that could have an adverse impact on our business include the implementation of future spending reductions (including sequestration) and government shutdowns. Currently, the government is operating under full funding as part of the December 2020 budget deal. It is possible, but unlikely, that there will be a government shutdown in October 2021 when that measure expires.
The U.S. government has increasingly relied on contracts that are subject to a competitive bidding process (including indefinite delivery, indefinite quantity (IDIQ), U.S. General Services Administration (GSA) schedules, and other multi-award contracts), which has resulted in greater competition and increased pricing pressure. We expect

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
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
We succeed as a business based on the solutions we deliver, our past performance, and our ability to compete on price. Our solutions are inspired through innovation based on adoption of best practices and technology integration of the best capabilities available. Our past performance was achieved by employees dedicated to supporting our customers' most challenging missions. Our current cost structure and ongoing efforts to reduce costs by strategic sourcing and developing repeatable offerings sold "as a service" and as managed services in a more commercial business model are expected to allow us to compete effectively on price in an evolving environment. Our ability to be competitive in the future will continue to be driven by our reputation for successful program execution, competitive cost structure, development of new pricing and business models, and efficiencies in assigning the right people, at the right time, in support of our contracts.
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
Impacts of the COVID-19 Pandemic
We are continuing to monitor the ongoing outbreak of the coronavirus disease 2019 (“COVID-19”) and we continue to work with our stakeholders to assess further possible implications to our business, supply chain and customers, and to take actions in an effort to mitigate adverse consequences. As travel restrictions and social distancing advisories began to be implemented in early 2020, our workforce began to work remotely to the extent possible. While a majority of our workforce is able to work remotely, some employees must still travel to client or company facilities in order to work.
The Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, which was passed by Congress and signed by the President on March 27, 2020, provides a mechanism to recover our labor costs where our employees are ready and able to work but unable to access required facilities due to COVID-19. Reduced activity on contracts, including travel and other direct costs, caused revenues to be approximately $248 million lower for fiscal 2021 (net of $147 million of labor recovered under the provisions of the CARES Act described above to maintain our workforce in a stand-ready state).

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
We are generally not able to bill profit on the stand-ready labor costs recovered under the CARES Act and, in some cases, funding limitations and the necessity for contract modifications may cause us not to be able to recover all of the labor costs. As a result, operating income for fiscal 2021 was reduced by approximately $25 million.
In addition, the CARES Act allows for the deferral of certain payroll tax payments and we have deferred payments totaling approximately $103 million as of January 29, 2021. We must begin repaying these deferred taxes in the fourth quarter of fiscal 2022.
We have not experienced a significant impact to our liquidity or access to capital as a result of the COVID-19 pandemic. As discussed in “Liquidity and Capital Resources” we believe that our existing cash on hand, generation of future operating cash flows, and access to bank financing and capital markets will provide adequate resources to meet our short-term liquidity and long-term capital needs. As of January 29, 2021 we were in compliance with our debt covenants and we have not been required to obtain additional financing, or make significant modifications to our capital deployment strategy, as a result of the COVID-19 pandemic.
We continue to work with our customers to implement the related provisions of the CARES Act. We cannot currently estimate the overall impact of the COVID-19 pandemic. The longer the duration of the event the more likely that there may be an adverse impact on our business, financial position, results of operations and/or cash flows.
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
Results of Operations
The primary financial performance measures we use to manage our business and monitor results of operations are revenues, operating income and cash flows from operating activities. The following table summarizes our results of operations:

	Year Ended
	January 29, 2021	Percent change	January 31, 2020	Percent change	February 1, 2019
	(dollars in millions)
Revenues	$7,056	11%	$6,379	37%	$4,659
Cost of revenues	6,264	10%	5,673	35%	4,195
As a percentage of revenues	88.8%		88.9%		90.0%
Selling, general and administrative expenses	352	22%	288	82%	158
Acquisition and integration costs	54	13%	48	(44)%	86
Other operating income	(4)	100%	—	—%	—
Operating income	390	5%	370	68%	220
As a percentage of revenues	5.5%		5.8%		4.7%
Net income attributable to common stockholders	$209	(8)%	$226	65%	$137
Cash flows provided by operating activities	$755	65%	$458	149%	$184
Revenues. Revenues increased $677 million from fiscal 2020 to fiscal 2021 due to the acquisition of Unisys Federal ($669 million), revenue on new contracts primarily supporting the intelligence community and U.S. Air Force ($166 million), and increased volume on existing programs ($150 million), partially offset by the impacts of COVID-19 ($248 million) and completion of contracts ($60 million). Adjusting for the impact of acquired revenues, revenues grew 0.6%.
Cost of Revenues. Cost of revenues increased $591 million from fiscal 2020 to fiscal 2021 primarily due to the acquisition of Unisys Federal ($550 million). Cost of revenues as a percentage of revenues decreased due to the acquisition of Unisys Federal and lower indirect costs, partially offset by lower net profit write-ups in the current year.
Selling, General and Administrative Expenses. SG&A increased $64 million from fiscal 2020 to fiscal 2021 primarily due to increased intangible asset amortization and the acquisition of Unisys Federal.
Operating Income. Operating income as a percentage of revenues decreased to 5.5% for fiscal 2021, compared to 5.8% for fiscal 2020, primarily due to increased intangible asset amortization and the impacts of COVID-19, partially offset by the acquisition of Unisys Federal and gains related to the resolution of certain program contract matters.
Net Income Attributable to Common Stockholders. Net income attributable to common stockholders decreased $17 million from fiscal 2020 to fiscal 2021 primarily due to higher interest expense, partially offset by higher operating income.
Cash Flows Provided by Operating Activities. Cash flows provided by operating activities were $755 million for fiscal 2021, which represented an increase of $297 million from fiscal 2020 primarily due to sales of receivables under the MARPA Facility ($185 million) and benefit from the deferral of payroll tax payments afforded by the CARES Act.
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
EBITDA and Adjusted EBITDA. The performance measure EBITDA is calculated by taking net income and excluding interest and loss on sale of receivables, provision for income taxes, and depreciation and amortization. Adjusted EBITDA is calculated by taking EBITDA and excluding acquisition and integration costs and restructuring costs. Integration costs excluded are costs to integrate acquired companies and include the costs of strategic consulting services, facility consolidation and employee severance. The acquisition and integration costs relate to the Company’s significant acquisitions of Engility and Unisys Federal. See Note 5 to the consolidated financial Statements contained within this report for description of our restructuring costs. Adjusted EBITDA is a performance measure that excludes costs that we do not consider to be indicative of our ongoing operating performance.
We believe that EBITDA and adjusted EBITDA provide management and investors with useful information in assessing trends in our ongoing operating performance and may provide greater visibility in understanding the long-term financial performance of the Company.
EBITDA and adjusted EBITDA is calculated as follows:

	Year Ended
	January 29, 2021	January 31, 2020	February 1, 2019
	(in millions)
Net income	$211	$229	$137
Interest expense and loss on sale of receivables	124	90	53
Interest income	(1)	(4)	(3)
Provision for income taxes	60	57	33
Depreciation and amortization	179	131	47
EBITDA	573	503	267
EBITDA as a percentage of revenues	8.1%	7.9%	5.7%
Acquisition and integration costs	54	48	86
Restructuring costs	4	—	—
Depreciation included in acquisition and integration costs	(1)	(5)	—
Recovery of acquisition and integration costs and restructuring costs(1)	(3)	(8)	—
Adjusted EBITDA	$627	$538	$353
Adjusted EBITDA as a percentage of revenues	8.9%	8.4%	7.6%
(1)    Adjustment to reflect the portion of acquisition and integration costs and restructuring costs recovered through the Company's indirect rates in accordance with Cost Accounting Standards.
Adjusted EBITDA as a percentage of revenues increased to 8.9% for fiscal 2021, compared to 8.4% for fiscal 2020, driven by the acquisition of Unisys Federal and gains related to the resolution of certain program contract matters, partially offset by the impacts of COVID-19.
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
The estimated value of our total backlog as of the dates presented was:

	January 29, 2021	January 31, 2020
	(in millions)
Funded backlog	$3,024	$2,569
Negotiated unfunded backlog	18,524	12,748
Total backlog	$21,548	$15,317
We had net bookings worth an estimated $11.9 billion and $7.9 billion during fiscal 2021 and fiscal 2020, respectively. Fiscal 2021 total backlog has increased from the prior year primarily due to several large awards received during the period from the U.S. Army, the intelligence community, and other various federal government customers. In addition, $1.5 billion of acquired backlog from Unisys Federal was recorded as an increase to backlog as of the acquisition date.
As described above, our backlog represents the estimated amount of future revenues to be recognized under negotiated contracts as work is performed and is reduced as revenue is recognized or as our customers take action to close contracts and/or de-obligate funds. Our recent experience indicates that these contract actions have not been timely on certain programs. In the fourth quarter of fiscal 2021, we included a valuation adjustment for open unfulfilled contracts that, in our judgment, may not be converted to future sales, but which have not been closed or de-obligated by the customer. The effect of this reduced backlog by $2.2 billion as of January 29, 2021 and would have had only an immaterial impact as of January 31, 2020.
Contract Types. Our earnings and profitability may vary materially depending on changes in the proportionate amount of revenues derived from each type of contract. For a discussion of the types of contracts under which we

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
generate revenue, see “Business—Contract Types” in Part I of this report. The following table summarizes revenues by contract type as a percentage of revenues for the periods presented:

	Year Ended
	January 29, 2021	January 31, 2020	February 1, 2019
Cost reimbursement	54%	57%	50%
Time and materials (T&M)	22%	20%	23%
Firm-fixed price (FFP)	24%	23%	27%
Total	100%	100%	100%

Our contract mix reflects an increase in firm-fixed price and time and materials type contracts due to the acquisition of Unisys Federal, which historically had a higher proportion of these contracts.
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

	Year Ended
	January 29, 2021	January 31, 2020	February 1, 2019
	(as a % of total cost of revenues)
Labor-related cost of revenues	55%	54%	48%
Subcontractor-related cost of revenues	29%	29%	30%
Supply chain materials-related cost of revenues	8%	11%	15%
Other materials-related cost of revenues	8%	6%	7%

Cost of revenues mix for fiscal 2021 reflects an increase in other materials-related content primarily due to the acquisition of Unisys Federal, which historically had a higher proportion of such costs, and a decrease in supply chain materials-related content.

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
Upon the acquisition of Unisys Federal, we drew $600 million on our incremental senior secured Term Loan B2 Facility due March 2027 and issued $400 million of Senior Notes due 2028. In addition, in February 2020 we sold $200 million of accounts receivable under our receivable factoring facility. The proceeds were used for the purchase of Unisys Federal.

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
Our Credit Facility contains customary terms and conditions including financial covenants and covenants restricting the Company's ability to merge or consolidate with another entity or undertake other fundamental changes, enter into property sale and leaseback transactions, and incur liens. The Company’s dividends and share repurchases may be limited under certain leverage ratios, and we may be required to make an annual debt prepayment based on our cash flows from operating activities. See Note 11 to the consolidated financial statements contained within this report for a more complete understanding of our Credit Facility.
We currently maintain credit ratings from major U.S. rating agencies. Failure to maintain acceptable ratings could have an adverse effect on the Company’s future cost of capital and any significant increase in the level of our borrowings could negatively impact these ratings.
During fiscal 2021 we repurchased approximately 0.2 million shares of our common stock for $19 million from the open market in connection with our existing share repurchase program. Since the program’s inception in December of 2013, we have repurchased 12.0 million shares for $735 million.
Historical Cash Flow Trends
The following table summarizes our cash flows:

	Year Ended
	January 29, 2021	January 31, 2020	February 1, 2019
	(in millions)
Net cash provided by operating activities	$755	$458	$184
Net cash used in investing activities	(1,231)	(47)	(1,028)
Net cash provided by (used in) financing activities	464	(455)	938
Total (decrease) increase in cash, cash equivalents and restricted cash	$(12)	$(44)	$94
Cash Provided by Operating Activities. Refer to “Results of Operations” above for a discussion of the changes in cash provided by operating activities between fiscal 2021 and fiscal 2020.
Cash Used in Investing Activities. Cash used in investing activities increased in fiscal 2021 compared to the prior year period primarily due to cash paid for the acquisition of Unisys Federal and higher capital expenditures for property, plant, and equipment, partially offset by proceeds from divestiture and lower purchases of marketable securities.
Cash Provided by/Used in Financing Activities. Cash provided by financing activities increased in fiscal 2021 compared to the prior year period primarily due to proceeds from borrowings obtained to finance the Unisys Federal acquisition and lower share repurchases in the current year period. These changes were partially offset by higher voluntary principal payments during the current year period and payments of debt issuance costs related to the additional borrowings.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
Off-Balance Sheet Arrangements
For an understanding of our obligations relating to surety bonds, see Note 17 to the consolidated financial statements contained within this report.
Contractual Obligations
The following table summarizes, as of January 29, 2021, our obligations to make future payments pursuant to certain contracts or arrangements and provides an estimate of the fiscal years in which these obligations are expected to be satisfied:

	Payments Due by Fiscal Year
	Total	2022	2023-2024	2025-2026	2027 - Thereafter
	(in millions)
Contractual obligations:
Long-term debt including current portion(1)	$2,542	$68	$808	$994	$672
Interest payments on long-term debt(2)	346	60	124	102	60
Operating lease obligations	282	57	105	66	54
Estimated purchase obligations(3)	93	44	38	11	—
Other long-term liabilities(4)	193	55	107	11	20
Total contractual obligations	$3,456	$284	$1,182	$1,184	$806
(1)The amounts presented are based on an anticipated loan repayment schedule. However, we may be required to make certain mandatory prepayments based on our level of cash flow generation and we also have the option to prepay loan principal amounts at any time.
(2)Amounts include an estimate of future variable interest payments on the Term Loan Facilities based on scheduled outstanding principal amounts, current applicable margin and projected 1-month LIBOR as of January 29, 2021. The amounts presented in this table exclude the effects of interest rate swaps used to hedge against changes in 1-month LIBOR.
(3)Includes estimated obligations to transfer funds under legally enforceable agreements for fixed or minimum amounts or quantities of goods or services at fixed or minimum prices. Excludes purchase orders for services or products to be delivered pursuant to U.S. government contracts in which we have full recourse under normal contract termination clauses.
(4)Other long-term liabilities primarily consist of liabilities associated with deferred compensation plan obligations, liabilities for unrecognized tax benefits, the deferral of certain payroll tax payments as permitted by the CARES Act, and expected contributions to fund defined benefit plans for fiscal 2022. Deferred compensation plan obligations have been allocated to fiscal years based on participants’ payment elections on retirement and estimated retirement ages, but is subject to acceleration on participants’ termination of employment prior to retirement. Liabilities for unrecognized tax benefits are allocated to the fiscal years in which the statute of limitations is currently expected to expire. Expected contributions to fund defined benefit plans after fiscal 2022 are not estimable at this time.
Commitments and Contingencies
We are subject to a number of reviews, investigations, claims, lawsuits and other uncertainties related to our business. For a discussion of these items, see Note 17 to the consolidated financial statements contained within this report.
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
Changes in Estimates on Contracts. Changes in estimates of revenues, cost of revenues or profits related to performance obligations satisfied over time are recognized in operating income in the period in which such changes are made for the inception-to-date effect of the changes. Changes in these estimates can routinely occur over the performance period for a variety of reasons, which include: changes in scope; changes in cost estimates due to unanticipated cost growth or reassessments of risks impacting costs; changes in the estimated transaction price, such as variable amounts for incentive or award fees; and performance being better or worse than previously estimated. In cases when total expected costs exceed total estimated revenues for a performance obligation, the Company recognizes the total estimated loss in the quarter identified. Total estimated losses are inclusive of any unexercised options that are probable of award, only if they increase the amount of the loss. Aggregate net changes in contract estimates increased operating income by $9 million, $22 million, and $17 million for fiscal 2021, 2020, and 2019, respectively. For additional information related to changes in estimates on contracts, including gross favorable and unfavorable adjustments as well as the impact to earnings per share, see Note 3 to the consolidated financial statements contained within this report.
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
During the fourth quarter of fiscal 2021, we completed our annual goodwill impairment testing and determined that each reporting unit's fair value significantly exceeded its carrying value.
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
We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making this determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent operating results. If we were to determine that we would be able to realize our deferred income tax assets in the future in excess of their net recorded amount or would no longer be able to realize our deferred income tax assets in the future as currently recorded, we would make an adjustment to the valuation allowance, which would either decrease or increase, respectively, the provision for income taxes.
Recently Issued But Not Yet Adopted Accounting Pronouncements
For information on recently issued but not yet adopted accounting pronouncements, see Note 1 to the consolidated financial statements contained within this report.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
Effects of Inflation
For any of the most recent three fiscal years ended January 29, 2021, inflation has not had a significant impact on revenues or costs. Most of our contracts are paid in U.S. dollars and our cost to perform on these contracts are generally paid in U.S. dollars, so inflation risk is generally limited to that which is related to the U.S. dollar. Approximately 54% of our revenues for fiscal 2021 were derived from cost-reimbursement type contracts, which have limited inflation risk because our contracts generally entail the provision of labor on a reimbursable basis, and, when materials are acquired, they provide for billing to the customer during the period in which the materials were received. Bids for longer-term FFP and T&M contracts typically include sufficient provisions for labor and other cost escalations to cover anticipated cost increases over the period of performance. As a result, if we were to experience significant levels of inflation, our revenues and costs for cost-type contracts would generally both increase commensurate with inflation and operating income as a percentage of total revenues would not be significantly affected. Operating income as a percentage of total revenues would not be significantly affected for longer-term FFP and T&M contracts to the extent that bid contract cost escalations are sufficient to cover heightened inflation levels.
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
Interest Rate Risk
Debt obligations. Our financial risk management objective is to reduce variability in earnings from changes in interest rates, which we may manage through operational means or the use of financial instruments, such as interest rate swaps. We have approximately $2.1 billion of variable rate debt. The fair value of our outstanding long-term debt obligations approximates its carrying value. In connection with the issuances of our variable rate Term Loan A and Term Loan B Facilities, we entered into fixed interest rate swap agreements, effectively converting a substantial portion of our variable rate debt to fixed rate debt in order to mitigate our exposure to fluctuations in interest rates. We regularly evaluate our outstanding debt and swap agreements to meet our risk management objective. A hypothetical 50 basis points (bps) change to interest rates would not materially change our results of operations or cash flows. For additional information related to our debt and interest rate swap agreements, see Note 11 and Note 12, respectively, to the consolidated financial statements contained in this report.
Derivatives. As of January 29, 2021, the fair value of our fixed interest rate swaps was $117 million (liability). Under the swap agreements, we pay a fixed rate and the counterparties to the agreements pay a floating interest rate based on 1-month LIBOR. A hypothetical 50 bps change in the 1-month LIBOR curve would change the fair value of the fixed interest rate swaps up to $24 million. Since the interest rate swaps are accounted for as cash flow hedges, the change in fair value is reported as a component of equity (accumulated other comprehensive income or loss). We do not hold or issue derivative financial instruments for trading or speculative purposes. For additional information related to calculating the fair value of our interest rate swaps, see Note 12 to the consolidated financial statements included in this report.
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
No information is required in response to this item.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer (our Chief Executive Officer) and principal financial officer (our Chief Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of January 29, 2021, and our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the fourth quarter of fiscal 2021 that materially affected, or are likely to materially affect, our internal control over financial reporting.
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
As permitted by the SEC rules, management’s assessment and conclusion on the effectiveness of the Company’s internal control over financial reporting as of January 29, 2021, excludes an assessment of the internal control over financial reporting of Unisys Federal, acquired on March 13, 2020. Unisys Federal represented 3% of the Company’s consolidated total assets, excluding the value of goodwill and intangible assets related to Unisys Federal, at January 29, 2021, and 9% and 21% of the Company’s consolidated revenues and operating income, respectively, for the fiscal year then ended.
Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our internal control over financial reporting as of January 29, 2021 based on the framework established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our management has assessed in its evaluation the effectiveness of our internal control over financial reporting as of January 29, 2021 and has concluded that our internal control over financial reporting was effective.
Ernst & Young LLP, an independent registered public accounting firm, audited our consolidated financial statements included in this report and our internal control over financial reporting, and the firm’s report on our internal control over financial reporting are set forth below this report.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
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
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Science Applications International Corporation
Opinion on Internal Control Over Financial Reporting
We have audited Science Applications International Corporation's internal control over financial reporting as of January 29, 2021, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Science Applications International Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of January 29, 2021, based on the COSO criteria.
As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Unisys Federal, which is included in the fiscal year 2021 consolidated financial statements of the Company and constituted 3% of the Company’s consolidated total assets, excluding the value of goodwill and intangible assets related to Unisys Federal as of January 29, 2021 and 9% and 21% of the Company’s consolidated revenues and operating income, respectively, for the fiscal year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Unisys Federal.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of January 29, 2021 and January 31, 2020, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended January 29, 2021, and the related notes and our report dated March 25, 2021 expressed an unqualified opinion thereon.
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
March 25, 2021

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
Item 9B. Other Information
No information is required in response to this item.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
Part III

Item 10. Directors, Executive Officers, and Corporate Governance
Our executive officers as of March 25, 2021, are listed below, along with their ages on that date, positions and offices held and business experience during at least the past five years. All such persons have been elected to serve until their successors are elected and qualified or until their earlier resignation or removal.

Name of officer	Age	Position(s) with the Company and prior business experience

Nazzic S. Keene	60	Chief Executive Officer (CEO) since July 2019. Prior to this role Ms. Keene served as Chief Operating Officer (COO) from June 2017 to July 2019, as Sector President, Global Markets and Missions from September 2013 to June 2017, and Leidos Holding Inc. (formerly SAIC, Inc.) Senior Vice President for Corporate Strategy and Planning from August 2012 to September 2013. Prior to joining us, Ms. Keene was the Senior Vice President and General Manager for U.S. Enterprise Markets at CGI Group, Inc.

Steven G. Mahon	59	General Counsel and Corporate Secretary since November 2015. Mr. Mahon previously served as General Counsel, Chief Compliance Officer and Corporate Secretary at MTS Systems Corporation (MTS) from October 2011 to November 2015. Prior to MTS, Mr. Mahon was Assistant General Counsel for Alliant Techsystems Inc. and is a retired Colonel from the U.S. Army where he served in the U.S. Judge Advocate’s General’s Corps, practicing law in a variety of roles on active duty and in the U.S. Army Reserve.

Prabu Natarajan	50	Chief Financial Officer (CFO) since January 2021. Prior to joining us, Mr. Natarajan was Vice President of Financial Planning and Merger and Acquisition for Northrop Grumman from January 2016 to December 2020. Mr. Natarajan joined Northrop Grumman in August 2011 and was also Vice President of Business Management and CFO for the Information Systems Sector from August 2014 to January 2016 and Vice President, Treasurer and Taxes from August 2011 to August 2014. Mr. Natarajan has held positions at The AES Corporation and PricewaterhouseCoopers LLP.

Michelle A. O'Hara	45
Chief Human Resources Officer since October 2019. Prior to this role, Ms. O’Hara served as Senior Vice President for Human Resources, after serving as head of talent strategy, total rewards, learning and development, diversity, executive compensation, and talent acquisition. Prior to joining SAIC, Ms. O’Hara served as the head of talent acquisition at Bearingpoint.

Robert S. Genter	45
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

Michael W. LaRouche	55
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

For additional information required by Item 10 with respect to executive officers and directors, including audit committee and audit committee financial experts, procedures by which stockholders may recommend nominees to the Board of Directors, and compliance with Section 16(a) of the Securities Exchange Act of 1934, see the information set forth under the captions “Proposal 1—Election of Directors,” “Corporate Governance” and “Other Information” in the 2021 Definitive Proxy Statement, which information is incorporated by reference into this report.

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
Item 11. Executive Compensation
For information required by Item 11 with respect to executive compensation, see the information set forth under the captions “Compensation Discussion and Analysis,” “Executive Compensation” and “Corporate Governance” in the 2021 Definitive Proxy Statement, which information is incorporated by reference into this report.
For information required by Item 11 with respect to compensation committee interlocks and insider participation, see the information set forth under the caption “Corporate Governance” in the 2021 Definitive Proxy Statement, which information is incorporated by reference into this report.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
For information required by Item 12 with respect to the security ownership of certain beneficial owners and management, see the information set forth under the caption “Other Information” in the 2021 Definitive Proxy Statement, which information is incorporated by reference into this report.
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
The following table provides the number of shares of our common stock to be issued, the weighted-average exercise price of the outstanding stock options and the number of shares remaining for future award grants as of January 29, 2021:

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(3)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,085,777	$68.57	6,197,495
Equity compensation plans not approved by security holders	—	$—	—
Total	2,085,777		6,197,495

(1)This amount includes 711,900 stock options outstanding, 1,338,518 shares issuable for other stock-based awards under the 2013 Equity Incentive Plan and 35,359 shares issuable for other stock-based awards under the 2012 Long Term Performance Plan (for assumed Engility awards, see Note 8 to the consolidated financial statements contained within this report). This amount does not include shares to be issued pursuant to purchase rights under the 2013 Employee Stock Purchase Plan.
(2)Does not include shares to be issued for stock-based awards, other than stock options, which will not require any payment upon issuance of those shares.
(3)Includes 2,699,821 shares of our common stock available for issuance under the 2013 Employee Stock Purchase Plan (ESPP). The maximum number of shares initially available for issuance under the ESPP was 1 million. The ESPP provides for an automatic increase to the share reserve on the first day of each fiscal year beginning on February 1, 2014 in an amount equal to the lesser of (i) 1 million shares, (ii) two percent of the number of shares of our common stock outstanding on the last day of the immediately preceding fiscal year or (iii) a number determined by the Compensation Committee of the Board of Directors. The amount authorized for issuance under the ESPP increased 500,000, 916,198 and 973,477 during fiscal 2017, 2016 and 2015 respectively. There was no increase to the amount authorized for issuance under the ESPP during fiscal 2018 - 2021. In addition, this includes 2,501,096 shares of our common stock available for issuance under the 2013 Equity Incentive Plan (EIP). The maximum number of shares initially available for issuance under the EIP was 5.7 million, which was increased by 2.8 million per the amended and restated 2013 Equity Incentive Plan, adopted June 4, 2014, amounting to a total authorized for issuance of 8.5 million. Lastly, this includes 996,578 shares of our common stock available for issuance under the 2012 Long Term Performance Plan (LTPP), see Note 8 to the consolidated financial statements contained within this report. The shares outstanding under the LTPP relate to assumed awards from the Engility acquisition, and as of the acquisition date, January 14, 2019, the maximum number of shares available for issuance under the LTPP was 1,198,010. We expect that the number of shares actually issued under the EIP and LTPP will be significantly less than the number of total awards outstanding under the respective plans because (a) a net option exercise results in a smaller portion of the number of award shares being issued when a participant uses award shares, rather than cash, to pay the exercise price, which historically most participants have elected to do, (b) most participants historically have elected to let the Company retain award shares to pay for taxes due on the exercise of options and all participants are required to use award shares to pay for taxes upon the vesting of restricted stock or restricted stock units, (c) some participants may terminate employment with the Company before the vesting of awards resulting in awards being forfeited and (d) some participants may not exercise stock options before the expiration date for a variety of reasons, including if the exercise price exceeds the then current market price of shares.
Item 13. Certain Relationships and Related Transactions, and Director Independence
For information required by Item 13 with respect to certain relationships and related transactions and the independence of directors and nominees, see the information set forth under the caption “Corporate Governance” in the 2021 Definitive Proxy Statement, which information is incorporated by reference into this report.
Item 14. Principal Accounting Fees and Services
For information required by Item 14 with respect to principal accounting fees and services, see the information set forth under the caption “Audit Matters” in the 2021 Definitive Proxy Statement, which information is incorporated by reference into this report.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
Part IV
Item 15. Exhibits, Financial Statement Schedules
(a)Documents filed as part of the report
1. Financial Statements
Our consolidated financial statements are attached hereto and listed on the Index to Consolidated Financial Statements set forth on page F-1 of this report.
2. Financial Statement Schedules
Financial statement schedules are omitted because they are not applicable or the required information is shown in our consolidated financial statements or the notes thereto.
3. Exhibits
See Exhibit Index at the end of this report.
Item 16. Form 10-K Summary
None.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Science Applications International Corporation

By	/s/ Prabu Natarajan

Prabu Natarajan Chief Financial Officer
Dated: March 25, 2021
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Nazzic S. Keene	Principal Executive Officer and Director	March 25, 2021
Nazzic S. Keene

/s/ Prabu Natarajan	Principal Financial Officer and Principal Accounting Officer	March 25, 2021
Prabu Natarajan

/s/ Donna S. Morea	Chair of the Board	March 25, 2021
Donna S. Morea

/s/ Robert A. Bedingfield	Director	March 25, 2021
Robert A. Bedingfield

/s/ Carol A. Goode	Director	March 25, 2021
Carol A. Goode

/s/ Garth N. Graham	Director	March 25, 2021
Garth N. Graham

/s/ John J. Hamre	Director	March 25, 2021
John J. Hamre

/s/ Yvette M. Kanouff	Director	March 25, 2021
Yvette M. Kanouff

/s/ Timothy J. Mayopoulos	Director	March 25, 2021
Timothy J. Mayopoulos

/s/ Katharina G. McFarland	Director	March 25, 2021
Katharina G. McFarland

/s/ Steven R. Shane	Director	March 25, 2021
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Science Applications International Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Science Applications International Corporation (the Company) as of January 29, 2021 and January 30, 2020, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended January 29, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at January 29, 2021 and January 30, 2020, and the results of its operations and its cash flows for each of the three years in the period ended January 29, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 29, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 25, 2021 expressed an unqualified opinion thereon.
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Revenue recognition based on a cost input measure of progress

Description of the Matter
The Company recognizes a significant portion of its revenues using a cost input (cost-to-cost) measure of progress. Under the cost-to-cost measure of progress, revenue is recognized based on the ratio of costs incurred to the total estimated costs at completion. The transaction price used as the basis for revenue is the estimated amount of consideration expected to be received for performance and may include variable consideration such as reimbursable costs, award fees, incentive fees, or other provisions that can either increase or decrease the transaction price. As described in Note 3 to the consolidated financial statements, recognizing revenue on long-term contracts involves significant judgments and estimates. Changes in estimates can routinely occur due to changes in the estimated transaction price or estimated costs to completion and for a variety of reasons including changes in scope, changes in cost estimates due to unanticipated cost growth or reassessments of risks impacting costs, and changes in the estimated transaction price, such as variable amounts for incentive or award fees. A significant change in an estimate on one or more contracts could have a material effect on the Company’s results of operations.
Auditing the Company’s accounting for revenue using the cost input measure of progress was complex due to the judgment involved in estimating the transaction price (which may include variable consideration) and total estimated costs at completion for these contracts. Additionally, management estimates total costs at completion by making assumptions regarding the complexity of the work to be performed, the schedule and associated tasks, labor productivity and availability, increases in wages and prices of materials, execution by subcontractors, overhead cost rates, and other variables.

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
To test the accuracy of the Company’s estimated transaction price and estimated costs at completion, our audit procedures included, among others, comparing estimates of labor costs, subcontractor costs, materials and variable consideration to historical results of similar contracts, and agreeing the key terms, including the terms of the variable consideration, to contract documentation and management’s estimates. Our audit procedures also included, among others, evaluating the nature, timing and extent of the amounts of revenue and costs recorded to date, including any changes in transaction price or estimated costs at completion from the prior period. For example, to test a change in estimate, we inspected underlying evidence for the reason for the change in estimate and the timing of such change, and we recalculated the inception-to-date effect recorded. We also evaluated whether a lack of change in estimate was appropriate, where applicable, on contracts.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Unrecognized tax benefits

Description of the Matter
As discussed in Notes 1 and 10 to the consolidated financial statements, the Company files income tax returns in the U.S. Federal jurisdiction and various state jurisdictions. The Company recognizes liabilities for uncertainty in income taxes when it is more likely than not that a tax position will not be sustained on examination and settlement with various taxing authorities. During the year ended January 31, 2021, the Company has recorded additional unrecognized tax benefits of $17 million, resulting in a total liability of $66 million.
Auditing these reserves was challenging due to the judgment in applying the tax law and inherent uncertainty involved in predicting the ultimate resolution of the matters with the taxing authority. Changes to the liability resulting from ongoing or future audits by the taxing authorities could have a material effect on the Company’s results of operations.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process of accounting for income taxes, including unrecognized tax benefits, during the year. For example, we tested management’s controls over the review of tax positions taken by the Company to determine whether they met the threshold for recognition within the consolidated financial statements, as well as determination of the measurement of the unrecognized tax liability.
To test the recognition of the Company’s unrecognized tax benefits and measurement of unrecognized tax benefits, we involved tax professionals with specialized skills and knowledge to assess the technical merits of the Company’s material tax positions. We performed audit procedures that included, among others, evaluating communications with relevant taxing authorities, evaluating whether management appropriately considered new information that could significantly change the recognition, measurement, or disclosure of the unrecognized tax benefits, and testing the assumptions used by management in estimating the valuation of any associated liability.

Valuation of acquired intangible assets

Description of the Matter
As discussed in Notes 1 and 4 to the consolidated financial statements, the Company acquired Unisys Federal on March 13, 2020. The Company’s accounting for the acquisition included determining the fair value of the intangible assets acquired, which primarily included customer relationships and backlog. The Company recognized acquired intangible assets of $567 million, using income approach methodologies to determine the fair value.
Auditing the Company’s accounting for the acquired intangible assets was challenging due to the estimation required in management’s determination of the fair value of the intangible assets. The estimation was primarily due to the sensitivity of the fair values to underlying assumptions including discount rates and projections of revenues and expenses, which include assumptions around contract renewals and recompetes.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s process for accounting for acquired intangible assets. For example, we tested controls over management’s review of the valuation of intangible assets, including the review of the valuation model and significant assumptions used in the valuation.
To test the fair value of the acquired intangible assets, our audit procedures included, among others, evaluating the Company’s use of valuation methodologies, evaluating the projected revenues and expenses used in the valuation, and testing the completeness and accuracy of underlying data. We involved our valuation specialists to assist in testing the significant assumptions used to value the acquired intangible asset. For example, we compared the significant assumptions to current industry, market, and economic trends, historical results of the acquired businesses, and to other relevant factors. We also performed sensitivity analyses of the significant assumptions to evaluate the change in fair value resulting from changes in the assumptions.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2018.

Tysons, Virginia
March 25, 2021

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION CONSOLIDATED STATEMENTS OF INCOME

	Year Ended
	January 29, 2021	January 31, 2020	February 1, 2019
	(in millions, except per share amounts)
Revenues	$7,056	$6,379	$4,659
Cost of revenues	6,264	5,673	4,195
Selling, general and administrative expenses	352	288	158
Acquisition and integration costs	54	48	86
Other operating income	(4)	—	—
Operating income	390	370	220
Interest expense	122	90	53
Other (income) expense, net	(3)	(6)	(3)
Income before income taxes	271	286	170
Provision for income taxes	(60)	(57)	(33)
Net income	$211	$229	$137
Net income attributable to non-controlling interest	2	3	—
Net income attributable to common stockholders	$209	$226	$137
Earnings per share:
Basic	$3.60	$3.87	$3.16
Diluted	$3.56	$3.83	$3.11

See accompanying notes to consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year ended
	January 29, 2021	January 31, 2020	February 1, 2019
	(in millions)
Net income	$211	$229	$137
Other comprehensive (loss) income, net of tax:
Net unrealized loss on derivative instruments	(19)	(53)	(18)
Defined benefit obligation adjustment	2	(5)	—
Total other comprehensive (loss) income, net of tax	(17)	(58)	(18)
Comprehensive income	$194	$171	$119
Comprehensive income attributable to non-controlling interest	2	3	—
Comprehensive income attributable to common stockholders	$192	$168	$119

See accompanying notes to consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION CONSOLIDATED BALANCE SHEETS

	January 29, 2021	January 31, 2020
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$171	$188
Receivables, net	962	1,099
Inventories, net	78	84
Prepaid expenses	56	40
Other current assets	22	19
Total current assets	1,289	1,430
Goodwill	2,787	2,139
Intangible assets, net	1,138	711
Property, plant, and equipment, net	108	91
Operating lease right of use assets	236	190
Other assets	165	150
Total assets	$5,723	$4,711
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$517	$527
Accrued payroll and other employee benefits	196	126
Accrued vacation	150	118
Other accrued liabilities	344	287
Long-term debt, current portion	68	70
Total current liabilities	1,275	1,128
Long-term debt, net of current portion	2,447	1,851
Operating lease liabilities	205	172
Other long-term liabilities	244	133
Commitments and contingencies (Note 17)
Equity:
Common stock, $0.0001 par value, 1 billion shares authorized, 58 million shares issued and outstanding as of January 29, 2021 and January 31, 2020	—	—
Additional paid-in capital	1,004	983
Retained earnings	627	506
Accumulated other comprehensive loss	(89)	(72)
Total common stockholders' equity	1,542	1,417
Non-controlling interest	10	10
Total stockholders' equity	1,552	1,427
Total liabilities and stockholders' equity	$5,723	$4,711

See accompanying notes to consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION CONSOLIDATED STATEMENTS OF EQUITY

	Shares of common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Non-Controlling Interest	Total
	(in millions)
Balance at February 2, 2018	43	$—	$323	$4	$—	$327
Cumulative impact from adopting ASC 606 on February 3, 2018	—	—	3	—	—	3
Net income attributable to common stockholders	—	—	137	—	—	137
Issuances of stock	1	7	—	—	—	7
Other comprehensive loss, net of tax	—	—	—	(18)	—	(18)
Cash dividends of $1.24 per share	—	—	(54)	—	—	(54)
Stock-based compensation	—	52	(9)	—	—	43
Repurchases of stock	(1)	(11)	(33)	—	—	(44)
Stock issued for the Engility acquisition	17	1,084	—	—	—	1,084
Acquired non-controlling interest	—	—	—	—	13	13
Contribution from non-controlling interest	—	—	—	—	1	1
Balance at February 1, 2019	60	1,132	367	(14)	14	1,499
Net income	—	—	226	—	3	229
Issuances of stock	—	12	—	—	—	12
Other comprehensive loss, net of tax	—	—	—	(58)	—	(58)
Cash dividends of $1.48 per share	—	—	(87)	—	—	(87)
Stock-based compensation	—	21	—	—	—	21
Repurchases of stock	(2)	(182)	—	—	—	(182)
Distributions to non-controlling interest	—	—	—	—	(7)	(7)
Balance at January 31, 2020	58	983	506	(72)	10	1,427
Net income	—	—	209	—	2	211
Issuances of stock	—	14	—	—	—	14
Other comprehensive loss, net of tax	—	—	—	(17)	—	(17)
Cash dividends of $1.48 per share	—	—	(88)	—	—	(88)
Stock-based compensation	—	30	—	—	—	30
Repurchases of stock	—	(23)	—	—	—	(23)
Distributions to non-controlling interest	—	—	—	—	(2)	(2)
Balance at January 29, 2021	58	$1,004	$627	$(89)	$10	$1,552

See accompanying notes to consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	January 29, 2021	January 31, 2020	February 1, 2019
	(in millions)
Cash flows from operating activities:
Net income	$211	$229	$137
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	179	131	47
Amortization of off-market customer contracts	(15)	—	—
Amortization of debt issuance costs	21	7	2
Deferred income taxes	12	44	19
Stock-based compensation expense	42	37	45
Loss on divestiture	10	—	—
Impairment of right of use assets	2	5	—
Loss on extinguishment of debt	—	—	4
Provisions for inventory and deferred contract costs	—	—	36
Increase (decrease) resulting from changes in operating assets and liabilities, net of the effect of the acquisitions:
Receivables	221	(50)	(26)
Inventory, prepaid expenses, and other current assets	8	(10)	(26)
Other assets	(14)	(34)	(12)
Accounts payable and accrued liabilities	(76)	62	(65)
Accrued payroll and employee benefits	95	3	22
Operating lease assets and liabilities, net	(5)	(4)	—
Other long-term liabilities	64	38	1
Net cash provided by operating activities	755	458	184
Cash flows from investing activities:
Expenditures for property, plant, and equipment	(46)	(21)	(28)
Purchases of marketable securities	(6)	(24)	—
Sales of marketable securities	9	3	—
Cash paid for acquisitions, net of cash acquired	(1,202)	—	(1,001)
Proceeds from divestiture	17	—	—
Other	(3)	(5)	1
Net cash used in investing activities	(1,231)	(47)	(1,028)
Cash flows from financing activities:
Dividend payments to stockholders	(87)	(87)	(53)
Principal payments on borrowings	(399)	(274)	(779)
Issuances of stock	13	10	7
Stock repurchased and retired or withheld for taxes on equity awards	(34)	(197)	(69)
Proceeds from borrowings	1,000	100	1,859
Debt issuance costs	(27)	—	(26)
Equity issuance costs	—	—	(2)
(Distributions to) contributions from non-controlling interest	(2)	(7)	1
Net cash provided by (used in) financing activities	464	(455)	938
Net (decrease) increase in cash, cash equivalents and restricted cash	(12)	(44)	94
Cash, cash equivalents and restricted cash at beginning of period	202	246	152
Cash, cash equivalents and restricted cash at end of period	$190	$202	$246

See accompanying notes to consolidated financial statements.
Supplementary cash flow disclosure:
Cash paid for interest	$96	$86	$44
Cash paid for income taxes	$39	$32	$24

Non-cash investing and financing activities:
Increase (decrease) in accrued plan share repurchases	$1	$(1)	$—
(Decrease) increase in accrued plant, property, and equipment	$(1)	$3	$(3)
Fair value of equity consideration paid for acquisition	$—	$—	$1,108

See accompanying notes to consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Business Overview and Summary of Significant Accounting Policies:
Overview
Description of Business. Science Applications International Corporation (collectively, with its consolidated subsidiaries, the “Company”) is a leading provider of technical, engineering and enterprise information technology (IT) services primarily to the U.S. government. The Company provides engineering and integration services for large, complex projects and offers a broad range of services with a targeted emphasis on higher-end, differentiated technology services. The Company is organized as a matrix comprised of three customer facing operating segments supported by a strategy, growth and innovation organization. Each of the Company’s three customer facing operating segments is focused on providing the Company’s comprehensive technical, engineering and enterprise IT service offerings to one or more agencies of the U.S federal government. The Company's operating segments are aggregated into one reportable segment for financial reporting purposes, see Note 16.
Acquisitions. On March 13, 2020, the Company completed the acquisition of Unisys Federal, a former operating unit of Unisys Corporation, which enhances our capabilities in government priority areas, expands our portfolio of intellectual property and technology-driven offerings, and increases our access to current and new customers. On January 14, 2019, the Company completed the acquisition of Engility Holdings, Inc. (collectively with its consolidated subsidiaries, "Engility"), which provides increased customer and market access, as well as increased scale in strategic business areas of national interest, such as defense, federal civilian agencies, intelligence and space.
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
Reporting Periods
The Company utilizes a 52/53 week fiscal year ending on the Friday closest to January 31, with fiscal quarters typically consisting of 13 weeks. Fiscal 2019 began on February 3, 2018 and ended on February 1, 2019, fiscal 2020 began on February 2, 2019 and ended on January 31, 2020, and fiscal 2021 began on February 1, 2020 and ended on January 29, 2021.

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
The Company records net deferred tax assets to the extent these assets will more likely than not be realized. In making such determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent results of operations. If it is determined that the Company would be able to realize the deferred income tax assets in the future in excess of their net recorded amount or would no longer be able to realize the deferred income tax assets in the future as currently recorded, an adjustment would be made to the valuation allowance, which would decrease or increase the provision for income taxes.
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
Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents are comprised of cash in banks and highly liquid instruments, which primarily consist of bank deposits and investments in institutional money market funds. The Company includes outstanding payments within cash and cash equivalents and accounts payable on the consolidated balance sheets and as of January 29, 2021 and January 31, 2020 these amounts were $25 million and $54 million, respectively. The Company does not invest in high yield or high risk securities. The cash in bank accounts at times may exceed federally insured limits.
Restricted cash consists of cash on deposit in rabbi trusts that are contractually restricted from use in operations, but are subject to future claims of creditors. Restricted cash will be used primarily to fund future payment obligations related to deferred compensation plans and our voluntary disability insurance plan in California. The following table

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the consolidated balance sheets for the periods presented:

	January 29, 2021	January 31, 2020
	(in millions)
Cash and cash equivalents	$171	$188
Restricted cash included in other current assets	5	4
Restricted cash included in other assets	14	10
Cash, cash equivalents and restricted cash	$190	$202
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
Unbilled receivables, substantially all of which are expected to be billed and collected within one year, are stated at their estimated realizable value and consist of costs and fees billable on contract completion or the occurrence of a specified event, other than the passage of time. Legal title to the related accumulated costs of contracts in progress generally vests with the U.S. government on the Company’s receipt of progress payments. Progress payments received of $28 million and $33 million offset unbilled receivables as of January 29, 2021 and January 31, 2020, respectively. Contract retentions are billed when contract conditions have been met and may relate to uncompleted indirect cost negotiations with the U.S. government. Based on historical experience, the majority of retention balances are expected to be collected beyond one year. Retention is presented in other assets on the consolidated balance sheets, see Note 3. Write-offs of retention balances have not been significant.
Receivable balances are written-off in the period during which management determines they are uncollectable, and, at that time, such balances are removed from billed receivables and, if previously reserved, from the allowance.
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Acquisition and Integration Costs
Acquisition-related costs that are not part of the purchase price consideration are generally expensed as incurred, except for certain costs that are deferred in connection with the issuance of debt. These costs typically include transaction-related costs, such as finder’s fees, legal, accounting and other professional costs. Integration-related costs typically include strategic consulting services, employee related costs, such as severance and accelerated vesting of assumed stock awards, costs to integrate information technology infrastructure, enterprise planning systems, processes, and other non-recurring integration-related costs. Acquisition and integration costs are presented together as acquisition and integration costs on the consolidated statements of income.
The amounts recognized in acquisition and integration costs on the consolidated statements of income are as follows:

	Year Ended
	January 29, 2021	January 31, 2020	February 1, 2019
	(in millions)
Acquisition(1)	$20	$2	$31
Integration(2)(3)	34	46	55
Total acquisition and integration costs	$54	$48	$86
(1)    Acquisition expenses recognized for the twelve months ended January 29, 2021, and January 31, 2020 are related to the acquisition of Unisys Federal. Acquisition expenses recognized for the twelve months ended February 1, 2019 are related to the acquisition of Engility. See Note 4 for additional information related to the acquisitions.
(2)    Integration expenses for the twelve months ended January 29, 2021, include an $11 million loss associated with the divestiture of non-strategic international operations.
(3)    Includes $6 million, $16 million, and $29 million of restructuring costs for the year ended January 29, 2021, January 31, 2020, and February 1, 2019, respectively, and $1 million and $5 million of impairment of right of use lease assets for fiscal 2021 and fiscal 2020, respectively. See Note 5 for additional information related to restructuring costs and impairments.
Divestiture
On July 3, 2020, in connection with the integration of Engility, the Company sold certain non-strategic international operations for $22 million and recognized a loss on the divestiture of $11 million, including $1 million of transaction costs. The loss is included in acquisition and integration costs on the consolidated statements of income. The Company has received $17 million in cash proceeds through January 29, 2021, with the remaining balance due in installments through October 2021.
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
Marketable Securities
Investments in marketable securities consist of equity securities, which are recorded at fair value using observable inputs such as quoted prices in active markets (Level 1). As of January 29, 2021 and January 31, 2020, the fair value of our investments total $27 million and was included in other assets on the consolidated balance sheets. The Company's investments are primarily held in a custodial account, which includes investments to fund our deferred compensation plan liabilities.
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
Non-financial assets acquired and liabilities assumed in a business combination were measured at fair value using income, market and cost valuation methodologies. See Note 4. The fair value measurements were estimated using significant inputs that are not observable in the market and thus represent a Level 3 measurement.
Derivative Instruments Designated as Cash Flow Hedges
Derivative instruments are recorded on the consolidated balance sheets at fair value. Unrealized gains and losses on derivatives designated as cash flow hedges are reported in other comprehensive income (loss) and reclassified to earnings in a manner that matches the timing of the earnings impact of the hedged transactions.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
Research and Development
The Company conducts research and development activities under customer-funded contracts and with company-funded independent research and development (IR&D) funds. IR&D efforts consist of projects involving basic research, applied research, development, and systems and other concept formulation studies. Company-funded IR&D expense is included in selling, general and administrative expenses (SG&A) and was $6 million, $7 million and $5 million in fiscal 2021, 2020 and 2019, respectively. Customer-funded research and development activities performed under customer contracts are charged directly to cost of revenues for those particular contracts.
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
In August 2018, the FASB issued ASU No. 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the capitalization requirements for implementation costs incurred in a hosting arrangement that is a service contract with the existing capitalization requirements for implementation costs incurred to develop or obtain internal-use software (Subtopic 350-40). During the third quarter of fiscal 2020, the Company early adopted ASU 2018-15 and applied its provisions prospectively. The adoption did not have a material impact on the Company’s consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes the existing lease accounting standards (Topic 840). The Company adopted the standard using the optional transition method. Accordingly, the prior periods were not recast, and all prior period amounts disclosed are presented under Accounting Standards Codification (ASC 840). As a result of the adoption of the new standard, on February 2, 2019, the Company recognized approximately $169 million of right of use operating assets and $184 million of operating lease liabilities, of which $140 million was noncurrent. The adoption did not have a material impact on retained earnings, the consolidated statements of income, or the consolidated statements of cash flows.
In August 2018, the FASB issued ASU No. 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans, which modifies the disclosure requirements for the defined benefit pension plans and other postretirement plans. The Company early adopted the provisions of the standard in the fourth quarter of fiscal 2019, which did not result in a material impact to its consolidated financial statements.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements and some cost guidance included in the ASC. The Company adopted the standard on February 3, 2018, using the modified retrospective method. Under this method, the Company recognized the cumulative effect of adoption as an adjustment to its opening balance of retained earnings on February 3, 2018. Prior year periods were not retrospectively adjusted. The net impact to opening retained earnings as a result of the adoption was $3 million, attributable primarily to the change in accounting for programs previously accounted for using the efforts-expended method of percentage of completion.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedge Activities, which simplifies the application of hedge accounting and eliminates the requirement to separately measure and report hedge ineffectiveness. The Company early adopted the provisions of the standard in the first quarter of fiscal 2019. The adoption did not have a material impact on the Company's financial statements.
Other Accounting Standards Updates effective after January 29, 2021 are not expected to have a material effect on the Company’s financial statements.
Note 2—Earnings Per Share, Share Repurchases and Dividends:
Earnings per Share (EPS)
Basic EPS is computed by dividing net income attributable to common stockholders by the basic weighted-average number of shares outstanding. Diluted EPS is computed similarly to basic EPS, except the weighted-average number of shares outstanding is increased to include the dilutive effect of outstanding stock options and other stock-based awards.
A reconciliation of the weighted-average number of shares outstanding used to compute basic and diluted EPS was:

	Year Ended
	January 29, 2021	January 31, 2020	February 1, 2019
	(in millions)
Basic weighted-average number of shares outstanding	58.1	58.4	43.4
Dilutive common share equivalents - stock options and other stock-based awards	0.6	0.6	0.7
Diluted weighted-average number of shares outstanding	58.7	59.0	44.1

The following stock-based awards were excluded from the weighted-average number of shares outstanding used to compute diluted EPS:

	Year Ended
	January 29, 2021	January 31, 2020	February 1, 2019
	(in millions)
Antidilutive stock options excluded	0.3	0.3	0.2
Share Repurchases
The Company may repurchase shares in accordance with established repurchase plans. The Company retires its common stock upon repurchase with the excess over par value allocated to additional paid-in capital. The Company has not made any material purchases of common stock other than in connection with established share repurchase plans. On March 27, 2019, the number of shares of our common stock that may be repurchased under our existing repurchase plan, previously announced in October 2013, was increased by approximately 4.6 million shares, bringing the total authorized shares to be repurchased under the plan to approximately 16.4 million shares. As of January 29, 2021, the Company has repurchased approximately 12.0 million shares of common stock under the plan.
Dividends
The Company declared and paid quarterly dividends every quarter for the years presented, increasing from $0.31 to $0.37 per share in the first quarter of fiscal 2020. Total dividends declared and paid were $1.48 per share during fiscal 2021 and fiscal 2020 and $1.24 per share during fiscal 2019.
Subsequent to the end of fiscal 2021, on March 23, 2021, the Company’s Board of Directors declared a cash dividend of $0.37 per share of the Company’s common stock payable on April 30, 2021 to stockholders of record on April 16, 2021.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Aggregate changes in these estimates recognized in operating income were:

	Year Ended
	January 29, 2021	January 31, 2020	February 1, 2019
	(in millions, except per share amounts)
Favorable adjustments	$41	$39	$30
Unfavorable adjustments	(32)	(17)	(13)
Net favorable adjustments	9	22	17
Income tax effect	(2)	(4)	(4)
Net favorable adjustments, after tax	7	18	13
Basic EPS impact	$0.12	$0.31	$0.29
Diluted EPS impact	$0.12	$0.31	$0.29
Revenues were $21 million, $23 million, and $8 million higher for fiscal 2021, 2020, and 2019, respectively, due to net revenue recognized from performance obligations satisfied in prior periods.
Disaggregation of Revenues
The Company's revenues are generated primarily from long-term contracts with the U.S. government including subcontracts with other contractors engaged in work for the U.S. government. The Company disaggregates revenues by customer, contract-type and prime vs. subcontractor to the federal government.
Disaggregated revenues by customer was as follows:

	Year Ended
	January 29, 2021	January 31, 2020	February 1, 2019
	(in millions)
Department of Defense	$3,292	$3,330	$2,805
Other federal government agencies	3,611	2,920	1,707
Commercial, state and local	153	129	147
Total	$7,056	$6,379	$4,659
Disaggregated revenues by contract-type was as follows:

	Year Ended
	January 29, 2021	January 31, 2020	February 1, 2019
	(in millions)
Cost reimbursement	$3,773	$3,644	$2,306
Time and materials (T&M)	1,557	1,280	1,086
Firm-fixed price (FFP)	1,726	1,455	1,267
Total	$7,056	$6,379	$4,659
Disaggregated revenues by prime vs. subcontractor was as follows:

	Year Ended
	January 29, 2021	January 31, 2020	February 1, 2019
	(in millions)
Prime contractor to federal government	$6,337	$5,662	$4,178
Subcontractor to federal government	566	588	334
Other	153	129	147
Total	$7,056	$6,379	$4,659

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Contract Balances
Timing of revenue recognition may differ from the timing of billing and cash receipts from customers. Amounts are invoiced as work progresses, typically biweekly or monthly in arrears, or upon achievement of contractual milestones. We record a contract asset when revenue is recognized prior to invoicing, or a contract liability when cash is received in advance of recognizing revenue. A contract asset is a right to consideration that is conditional upon factors other than the passage of time. Contract assets include unbillable receivables and contract retentions, but exclude billed and billable receivables. Billed and billable receivables are rights to consideration, which are unconditional other than to the passage of time. Contract liabilities include customer advances, billings in excess of revenues and deferred revenue. Contract assets and liabilities are recorded net on a contract-by-contract basis and are generally classified as current based on our contract operating cycle. Deferred revenue attributable to long-term contract material renewal options may be classified as non-current when the option renewal period will not occur within one year of the balance sheet date.
Contract balances for the periods presented were as follows:

	Balance Sheet line item	January 29, 2021	January 31, 2020
		(in millions)
Billed and billable receivables, net(1)	Receivables, net	$600	$720
Contract assets - unbillable receivables	Receivables, net	362	379
Contract assets - contract retentions	Other assets	18	17
Contract liabilities - current	Other accrued liabilities	82	41
Contract liabilities - non-current	Other long-term liabilities	$17	$10
(1)    Net of allowance of $3 million and $4 million as of January 29, 2021 and January 31, 2020, respectively.
The changes in the Company's contract assets and contract liabilities during the current period primarily results from the acquisition of Unisys Federal in fiscal 2021 and timing differences between the Company's performance, invoicing and customer payments. During the twelve months ended January 29, 2021 and January 31, 2020, the Company recognized revenues of $30 million and $23 million relating to amounts that were included in the opening balance of contract liabilities as of January 31, 2020 and February 1, 2019, respectively.
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
Deferred costs for the periods presented were as follows:

	Balance Sheet line item	January 29, 2021	January 31, 2020
		(in millions)
Pre-contract costs	Other current assets	$2	$3
Fulfillment costs - non-current	Other assets	$15	$12

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Pre-contract costs of $8 million and $3 million were expensed during the twelve months ended January 29, 2021 and January 31, 2020, respectively. Fulfillment costs of $4 million and $3 million were amortized during the twelve months ended January 29, 2021 and January 31, 2020, respectively.
Remaining Performance Obligations
As of January 29, 2021, the Company had $4.9 billion of remaining performance obligations. Remaining performance obligations exclude any variable consideration that is allocated entirely to unsatisfied performance obligations on our supply chain contracts. The Company expects to recognize revenue on approximately 85% of the remaining performance obligations over the next 12 months and approximately 90% over the next 24 months, with the remaining recognized thereafter.

Note 4 —Acquisitions:
Unisys Federal Acquisition
On March 13, 2020, the Company completed the acquisition of Unisys Federal, a former operating unit of Unisys Corporation. Unisys Federal provides infrastructure modernization, cloud migration, managed services, and enterprise IT-as-a-service solutions to U.S. federal civilian agencies and the Department of Defense. This strategic acquisition enhances our capabilities in government priority areas, expands our portfolio of intellectual property and technology-driven offerings, and increases our access to current and new customers. The Company purchased substantially all of the assets and liabilities of Unisys Federal for an aggregate purchase price of $1.2 billion. The Company used the net proceeds from its offering of Senior Notes and borrowings under the Term Loan B2 Facility (as discussed in Note 11), proceeds from the sale of receivables under its MARPA Facility (as discussed in Note 14), and cash on its balance sheet to finance the acquisition and pay related fees and expenses.
The purchase price was allocated, on a preliminary basis, among assets acquired and liabilities assumed at fair value on the acquisition date, March 13, 2020, based on the best available information, with the excess purchase price recorded as goodwill.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

During fiscal 2021, the Company adjusted the preliminary purchase price resulting in a $39 million net increase to goodwill. The measurement period adjustments included: $6 million increase to the purchase price associated with the final net working capital adjustment; $67 million increase to other long-term liabilities associated with off-market customer contracts; $26 million net increase to intangible assets; $6 million increase to deferred tax assets; $1 million increase to prepaid expenses; and $1 million decrease to other accrued liabilities. The Company has completed the purchase accounting valuation for this transaction and recorded final purchase accounting entries as follows:

(in millions)
Receivables	$114
Prepaid expenses	15
Goodwill	654
Intangible assets	574
Property, plant, and equipment	4
Operating lease right of use assets	43
Other assets	7
Total assets acquired	1,411
Accounts payable	42
Accrued vacation	7
Other accrued liabilities	62
Operating lease liabilities	30
Other long-term liabilities	68
Total liabilities assumed	209
Net assets acquired	$1,202
Amount of tax deductible goodwill	$593
Goodwill resulting from the acquisition of Unisys Federal was primarily associated with intellectual capital, an acquired assembled work force, and future customer relationships. The identifiable intangible assets and a portion of the goodwill acquired by the Company are amortizable for tax purposes.
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
The Company recorded a $67 million provision for certain off-market customer contracts whose terms are unfavorable compared to the current market terms as of the acquisition date. An income approach was used to

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

estimate fair value, involving estimates for future costs to complete the remaining performance under the contract as well as a market participant profit rate of return. The provision for off-market customer contracts is included in other long-term liabilities and will be amortized over the remaining contractual terms as an increase to revenue. Amortization for the fiscal year ended January 29, 2021, was $15 million. Amortization for the next four years is expected to be as follows: $18 million in 2022, $18 million in 2023, $14 million in 2024, and $2 million in 2025.
The Company incurred $49 million in acquisition-related costs associated with the acquisition of Unisys Federal, including $27 million of debt issue costs (as discussed in Note 11). Acquisition-related costs of $2 million were incurred in the fourth quarter of fiscal 2020.
The amount of Unisys Federal's revenue included in the consolidated statements of income for the twelve months ended January 29, 2021, was $669 million, and the amount of net income attributable to common stockholders included in the consolidated statements of income for the twelve months ended January 29, 2021, was $62 million.
The following unaudited pro forma financial information presents the combined results of operations for Unisys Federal and the Company for the twelve months ended January 29, 2021 and January 31, 2020, respectively:

	Year Ended
	January 29, 2021	January 31, 2020
	(in millions)
Revenues	$7,146	$7,105
Net income attributable to common stockholders	$258	$193
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
Engility Acquisition
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following unaudited pro forma financial information presents the combined results of operations for Engility and the Company for the year ended February 1, 2019:

Year Ended
February 1, 2019
(in millions)
Revenues	$6,426
Net income attributable to common stockholders	$260
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
Note 5—Restructuring and Impairment:
Restructuring and impairment costs recognized were as follows:

		Year Ended
	Statement of Income line item	January 29, 2021	January 31, 2020	February 1, 2019
		(in millions)
2021 Restructuring:
Severance and other employee costs	SG&A	$4	$—	$—
2019 Restructuring:
Severance and other employee costs	Acquisition and integration costs	2	9	29
Other associated costs	Acquisition and integration costs	4	7	—
Total restructuring costs		10	16	29
Impairment of right of use lease assets	SG&A	1	—	—
Impairment of right of use lease assets	Acquisition and integration costs	1	5	—
Total restructuring costs and impairment		$12	$21	$29
In fiscal 2021, the Company initiated and completed restructuring activities (the "2021 Restructuring") associated with an internal reorganization. The remaining liability associated with the restructuring is $4 million and will be settled by the first quarter of fiscal 2022.
In fiscal 2019, the Company initiated restructuring activities (the "2019 Restructuring") to realize cost synergies from the integration of Engility, which includes employee termination costs and other costs associated with the optimization and consolidation of facilities. The Company expects to complete restructuring activities in fiscal 2022, incurring total restructuring costs of approximately $52 million, comprised of $40 million for severance and other employee costs and $12 million of other associated costs, such as contract terminations and costs incurred for facility consolidation. Cash paid for severance and other employee costs was $3 million, $12 million, and $25 million during fiscal 2021, fiscal 2020, and fiscal 2019, respectively. Cash paid for other associated costs was $4 million and $7 million during fiscal 2021 and fiscal 2020, respectively, and the Company expects to incur an additional $1 million in fiscal 2022.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 6—Goodwill and Intangible Assets:
Goodwill
Goodwill had a carrying value of $2,787 million and $2,139 million as of January 29, 2021 and January 31, 2020, respectively. Goodwill increased by $648 million during the twelve months ended January 29, 2021, due to the acquisition of Unisys Federal ($654 million) as discussed in Note 4, partially offset by goodwill allocated to the divestiture of non-strategic international operations ($6 million) as discussed in Note 1. There were no impairments of goodwill during the periods presented.
Intangible Assets
Intangible assets, all of which were finite-lived, consisted of the following:

	January 29, 2021			January 31, 2020
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
	(in millions)
Customer relationships	$1,371	$(241)	$1,130	$851	$(142)	$709
Backlog	47	(41)	6	—	—	—
Developed technology	9	(7)	2	2	—	2
Total intangible assets	$1,427	$(289)	$1,138	$853	$(142)	$711
Amortization expense related to intangible assets was $147 million, $95 million and $24 million for fiscal 2021, 2020 and 2019, respectively. There were no intangible asset impairment losses during the periods presented.
As of January 29, 2021, the estimated future annual amortization expense related to intangible assets is as follows:

Fiscal Year Ending	(in millions)
2022	$110
2023	106
2024	103
2025	103
2026	103
Thereafter	613
Total	$1,138
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Depreciation and amortization is recognized using the methods and estimated useful lives as follows:

	Depreciation or amortization method	Estimated useful lives (in years)	January 29, 2021	January 31, 2020
			(in millions)
Computer equipment	Straight-line or declining balance	3-10	$90	$90
Capitalized software and software licenses	Straight-line or declining balance	3-10	45	68
Leasehold improvements	Straight-line	Shorter of lease term or 10	92	80
Office furniture and fixtures	Straight-line or declining balance	3-10	17	19
Buildings and improvements	Straight-line	40	7	7
Construction in process			14	7
Land			1	1
Property, plant, and equipment			266	272
Accumulated depreciation and amortization			(158)	(181)
Property, plant, and equipment, net			$108	$91
Depreciation and amortization expense for property, plant, and equipment was $32 million, $36 million and $23 million in fiscal 2021, 2020 and 2019, respectively.
Note 8—Stock-Based Compensation:
Engility Acquisition Assumed Awards
Upon the acquisition of Engility, all Engility outstanding and unvested equity awards were converted into SAIC vesting stock awards using the same exchange ratio as Engility’s common shareholders (0.45 SAIC share per Engility share). The Company assumed approximately 642,000 converted vesting stock awards with a fair value of $65.03 per share for a total of $42 million, which was bifurcated between pre- and post-combination periods of service in the amount of $22 million and $20 million, respectively. The amount attributable to the pre-combination service period is included in the purchase consideration of Engility. Of the remaining $20 million attributable to the post-combination service period, the Company expensed $2 million, $3 million, and $14 million in fiscal 2021, fiscal 2020, and fiscal 2019, respectively.
Plan Summaries
Certain of the Company’s employees participate in the following four stock-based compensation plans: “2013 Equity Incentive Plan” (EIP), “Management Stock Compensation Plan,” “2013 Employee Stock Purchase Plan” (ESPP), and the "2012 Long Term Performance Plan" (LTPP) for Engility assumed awards, which are herein referred to together as the “Plans.” The Company issues new shares on the vesting of stock awards or exercise of stock options under these Plans.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The EIP provides the Company’s employees and directors the opportunity to receive various types of stock-based compensation and cash awards. The terms of the stock-based awards granted to employees and directors are the same, except that those for directors cliff vest within one year of the grant date. As of January 29, 2021, the Company has outstanding stock options, vested and vesting stock awards, and performance share awards under this plan. Stock options granted under the EIP generally become exercisable 33%, 33%, and 33% after one, two and three years, respectively, while vesting stock awards granted prior to fiscal 2020 generally vest 25%, 25%, 25% and 25% after one, two, three and four years, respectively. Vesting stock awards granted in fiscal 2020 and thereafter generally vest 33%, 33%, and 33% after one, two and three years, respectively. The maximum contractual term for stock options granted under the EIP is ten years, but historically the Company has granted stock options with a seven-year contractual term. Vesting may be accelerated for employees meeting retirement eligibility conditions. Vesting accelerates for eligible officers upon termination of employment, subject to certain conditions set forth in the Company’s Executive Severance, Change in Control and Retirement Policy effective July 1, 2020. Stock-based awards generally provide for accelerated vesting if there is a change in control (as defined in the EIP). Vesting stock awards and performance share awards have forfeitable rights to dividends. In June 2014, the EIP was amended and restated to increase the total authorized shares of common stock for issuance under the EIP from 5.7 million to 8.5 million.
The Company grants performance-based stock awards to certain officers and key employees under the EIP. Performance shares are rights to receive shares of the Company’s stock on the satisfaction of service requirements and performance conditions. These awards cliff vest at the end of the third fiscal year following the grant date, subject to meeting the minimum service requirements and the achievement of certain annual and cumulative financial metrics of the Company’s performance, with the number of shares ultimately issued, if any, ranging up to 200% of the specified target shares. If performance is below the minimum threshold level of performance, no shares will be issued. For all performance share awards granted, the annual financial metrics are based on operating cash flows and the cumulative financial metrics are based on a measure of earnings.
The Management Stock Compensation Plan provides for awards in share units to eligible employees. Benefits are payable in shares of the Company’s stock that are held in a trust for the purpose of funding benefit payments to the participants. During fiscal 2017 all remaining outstanding awards in the Management Stock Compensation Plan vested. The Board of Directors may at any time amend or terminate the Management Stock Compensation Plan. In the event of a change in control of the Company (as defined by the Management Stock Compensation Plan), participant accounts will be immediately distributed, otherwise participant accounts will generally be distributed upon retirement, based on the participant’s payout election, or upon termination. The Management Stock Compensation Plan does not provide for a maximum number of shares available for future issuance.
The Company’s ESPP allows eligible employees to purchase shares of the Company’s stock at a discount of up to 15% of the fair market value on the date of purchase. During the three years ended January 29, 2021, the discount was 5% of the fair market value on the date of purchase for purchases made under the Company’s ESPP, thereby resulting in the ESPP being non-compensatory. As of January 29, 2021, 3.4 million shares of the Company’s stock are authorized for issuance under the ESPP.
The LTPP provides certain employees of the Company the opportunity to receive various types of stock-based compensation awards. As of January 29, 2021, the Company has vesting stock awards assumed from the Engility acquisition under this plan. These remaining outstanding vesting stock awards assumed under the LTPP will continue to vest under their original vesting schedule, when granted by Engility prior to the acquisition, and generally cliff vest at the end of the third fiscal year following the grant date. Vesting may be accelerated for employees meeting retirement eligibility conditions. Vesting stock awards under the LTPP have forfeitable rights to dividends.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Expense and Related Tax Benefits Recognized
Stock-based compensation expense and related tax benefits recognized under the Plans were:

	Year Ended
	January 29, 2021	January 31, 2020	February 1, 2019
	(in millions)
Stock-based compensation expense:
Stock options	$3	$4	$3
Vesting stock awards	32	29	37
Performance share awards	7	4	5
Total stock-based compensation expense	$42	$37	$45
Tax benefits recognized from stock-based compensation	$14	$13	$20
Stock Options
Stock options are granted with their exercise price equal to the closing market price of the Company’s stock on the last trading day preceding the grant date.
Stock option activity for the year ended January 29, 2021 was:

	Shares of stocks under stock options	Weighted-average exercise price	Weighted-average remaining contractual term	Aggregate intrinsic value
	(in millions)		(in years)	(in millions)
Outstanding at January 31, 2020	0.7	$60.47	3.5	$20
Options granted	0.2	74.57
Options forfeited or expired	—	—
Options exercised	(0.2)	40.82
Outstanding at January 29, 2021	0.7	$68.57	3.9	$20
Options exercisable at January 29, 2021	0.5	$64.91	2.8	$14
Vested and expected to vest as of January 29, 2021	0.7	$68.48	3.8	$19

As of January 29, 2021 there was $2 million of unrecognized compensation cost, net of estimated forfeitures, related to stock options, which is expected to be recognized over a weighted-average period of 1.1 years.
The following table summarizes activity related to exercises of stock options:

	Year Ended
	January 29, 2021	January 31, 2020	February 1, 2019
	(in millions)
Cash received from exercises of stock options	$—	$—	$—
Stock exchanged at fair value upon exercises of stock options	$1	$2	$1
Tax benefits from exercises of stock options	$2	$3	$7
Total intrinsic value of options exercised	$8	$16	$24

The fair value of stock option awards granted under the Company’s plan were valued using the Black-Scholes option-pricing model based on the following assumptions:
Expected Term--The expected term was calculated from the Company's historical settlement data.
Expected Volatility--The expected volatility is based on the historical volatility of the Company over a period commensurate with the expected term of the stock option as of the date of grant.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Risk-Free Interest Rate--The risk-free interest rate is based on the yield curve of a zero-coupon U.S. Treasury bond with a maturity equal to the expected term of the stock option on the date of grant.
Dividend Yield--The dividend yield assumed over the expected term of the option is calculated based on the most recently announced dividend as of the grant date.
The weighted-average grant date fair value and assumptions used to determine the fair value of stock options granted for the periods presented were:

	Year Ended
	January 29, 2021	January 31, 2020	February 1, 2019
Weighted-average grant-date fair value	$17.54	$16.88	$19.48
Expected term (in years)	3.8	4.2	4.0
Expected volatility	35.5%	30.0%	29.0%
Risk-free interest rate	0.3%	2.2%	2.5%
Dividend yield	1.8%	2.0%	1.6%

Vesting Stock Awards
Vesting stock award activity for the year ended January 29, 2021 was:

	Shares of stock under stock awards	Weighted-average grant date fair value
	(in millions)
Unvested January 31, 2020	0.9	$74.94
Awards granted	0.6	76.41
Awards forfeited	(0.1)	75.34
Awards vested	(0.4)	72.64
Unvested January 29, 2021	1.0	$76.73

The grant date fair value of vesting stock awards is based on the closing market price of the Company’s stock on the last trading day preceding the grant date. The weighted-average grant date fair value of the vesting stock awards granted for fiscal 2021, fiscal 2020 and fiscal 2019 was $76.41, $76.01 and $84.28, respectively. As of January 29, 2021 there was $39 million of unrecognized compensation cost, net of estimated forfeitures, related to vesting stock awards, which is expected to be recognized over a weighted-average period of 1.3 years. The fair value of vesting stock awards that vested in fiscal 2021, fiscal 2020 and fiscal 2019 was $32 million, $35 million and $60 million, respectively.
Performance Share Awards
Performance share award activity for the year ended January 29, 2021 was:

	Shares of stock under performance shares	Weighted-average grant date fair value
	(in millions)
Unvested performance shares at January 31, 2020	0.1	$81.60
Performance shares granted	0.1	74.40
Performance shares forfeited	—	—
Performance shares vested	—	—
Performance shares adjustment	—	—
Unvested performance shares at January 29, 2021	0.2	$76.54

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For performance share awards granted in fiscal 2021, the actual number of shares to be issued upon vesting range between 0-200% of the specified target shares. For performance share awards granted prior to fiscal 2021, the actual number of shares to be issued upon vesting range between 0-150% of the specified target shares. The number of performance shares are presented at 100% of the specified target shares in the table above, except for performance shares that vested and performance shares adjustment. Performance shares vested reflects the number of shares to be issued based on the actual achievement of the performance goals for shares that vested during the period. Performance shares adjustment reflects the increase or decrease in the number of performance shares vested compared to the number of performance shares that would have vested at target.
The fair value of performance share awards that vested in fiscal 2021 was $5 million. For unvested performance shares as of January 29, 2021 the Company expects to issue 0.2 million shares of stock in the future based on estimated future achievement of the performance goals. The weighted-average grant date fair value of the performance share awards granted for fiscal 2021, fiscal 2020, and fiscal 2019 was $74.40, $79.04 and $85.31, respectively. The grant date fair value of performance share awards is based on the closing market price of the Company’s common stock on the last trading day preceding the grant date. As of January 29, 2021 there was $5.6 million of unrecognized compensation cost, net of estimated forfeitures, related to performance share awards, which is expected to be recognized over a weighted-average period of 1.7 years.

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
The Science Applications International Corporation Retirement Plan allows eligible participants to contribute a portion of their income through payroll deductions and the Company makes matching company contributions and may also make discretionary contributions. The Company contributions expensed for defined contribution plans were $73 million, $65 million and $46 million in fiscal 2021, 2020 and 2019, respectively.
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
Our funding policy is to contribute at least the minimum amount required by the Employee Retirement income Security Act of 1974. Additional amounts are contributed to assure that plan assets will be adequate to provide retirement benefits. During fiscal 2022, the Company expects to contribute $1 million to fund the RHRA Benefit Plan.
During fiscal 2021, the Company recognized a net gain of $2 million on our retirement plans within other comprehensive loss. The gain was primarily comprised of a $3 million gain due to assumption changes other than discount rates, $2 million gain from the excess in actual investment return over the expected return, and $1 million of settlement charges. During the fourth quarter of fiscal 2021, the Company transferred out $6 million of assets to settle the obligations of certain retirees within the Pension Plan, which resulted in the $1 million of settlement charges. These gains were partially offset by a $4 million increase in liability caused by a decrease in the discount rates.
During fiscal 2020, the Company recognized net losses of $5 million and $1 million within other comprehensive (income) loss related to changes in the net benefit obligations for the Pension Plan and RHRA Benefit Plan, respectively. During fiscal 2020, the net loss of $6 million was attributable to a $9 million increase in the projected benefit obligation caused by a decrease in the discount rate, partially offset by an actual investment return in excess of the expected return by $3 million.

Net Periodic Benefit Costs
The net periodic benefit cost was as follows:

	Pension Plan		RHRA Benefit Plan
	Year Ended
	January 29, 2021	January 31, 2020	January 29, 2021	January 31, 2020
	(in millions)
Interest cost on projected benefit obligation	$2	$3	$—	$1
Expected return on plan assets	(3)	(3)	—	—
Settlement cost	1	—	—	—
Net periodic benefit cost	$—	$—	$—	$1

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Obligations and Funded Status
The projected benefit obligation, fair value of plan assets, and funded status for each plan are as follows:

	Pension Plan		RHRA Benefit Plan
	January 29, 2021	January 31, 2020	January 29, 2021	January 31, 2020
	(in millions)
Change in benefit obligation:
Benefit obligation at beginning of year	$76	$71	$17	$15
Interest cost	2	3	—	1
Benefits paid	(5)	(5)	(1)	(1)
Actuarial loss (gain)	3	7	(2)	2
Settlements	(6)	—	—	—
Benefit obligation at end of year	$70	$76	$14	$17
Change in plan assets:
Fair value of plan assets at beginning of year	53	52	—	—
Actual return on plan assets	5	6	—	—
Employer contributions	8	—	1	1
Benefits paid	(5)	(5)	(1)	(1)
Settlements	(6)	—	—	—
Fair value of plan assets at end of year	$55	$53	$—	$—
Unfunded status	$15	$23	$14	$17
Amounts recognized in the consolidated balance sheets consist of:

	Pension Plan		RHRA Benefit Plan
	January 29, 2021	January 31, 2020	January 29, 2021	January 31, 2020
	(in millions)
Other accrued liabilities	$—	$—	$1	$1
Other long-term liabilities	15	23	13	16
Net amount recognized	$15	$23	$14	$17
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following assumptions were used to determine the benefit obligations and net periodic benefit costs:

	Pension Plan			RHRA Benefit Plan
	January 29, 2021	January 31, 2020	February 1, 2019	January 29, 2021	January 31, 2020	February 1, 2019
Discount rate	2.47%	2.87%	4.06%	1.86%	2.56%	3.82%
Interest cost effective rate	2.47%	3.70%	N/A	2.27%	3.58%	N/A
Expected rate of return on assets	5.50%	5.50%	N/A	N/A	N/A	N/A
Pension Plan Assets
The Company's investment policy includes a periodic review of the Pension Plan's investment in the various asset classes. During 2021, the Company's overall investment strategy is for plan assets to achieve a long-term rate of return of 5.50%, with a wide diversification of asset types, fund strategies and fund managers. The target allocation for the plan assets is 44% in domestic equity securities, 20% international equity, 31% in fixed income securities, and 5% in cash and cash equivalents. The risk management practices include regular evaluations of fund managers to ensure the risk assumed is commensurate with the given investment style and objectives. According to the plan's investment policy, performance will be evaluated across all time periods, with a particular emphasis on longer-term returns relative to associated peers and benchmarks.
The fair value measurement of plan assets by category is as follows:

		January 29, 2021	January 31, 2020
Asset Category	Fair Value Hierarchy	(in millions)
Mutual funds
Equity	Level 1	$37	$34
Fixed income	Level 1	8	9
Guaranteed deposit account	Level 3	3	2
Subtotal		48	45
Collective trust - fixed income(1)	Measured at NAV	7	8
Total		$55	$53
(1)Collective trusts are measured at fair value using net asset value (NAV) as a practical expedient and have not been categorized in the fair value hierarchy.
Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
A reconciliation of the beginning and ending balances of the Guaranteed Deposit Account (GDA) is as follows:

Guaranteed Deposit Account
(in millions)
Balance at February 1, 2019	$3
Purchases	13
Sales	(14)
Balance at January 31, 2020	2
Purchases	12
Sales	(11)
Balance at January 29, 2021	$3
The GDA is designed to provide liquidity and safety of principal with a competitive guaranteed rate of return. The fair value of the GDA approximates the market value of underlying investments by discounting expected future investment cash flow from both investment income and repayment of principal for each investment purchased directly for the defined benefit segment of the General Account. Principal and accumulated interest are fully guaranteed by Prudential Retirement Insurance and Annuity Company (PRIAC). The declared interest rate is

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

announced each year in advance and is determined by PRIAC. The GDA invests in a broadly diversified, fixed-income portfolio within PRIAC's general account. The portfolio is invested in public bonds, commercial mortgages and private placement bonds.
Estimated Future Benefit Payments
The following table sets forth the expected timing of benefit payments by fiscal year:

Fiscal Year	Pension Plan	RHRA Benefit Plan	Total
	(in millions)
2022	$5	$1	$6
2023	5	1	6
2024	5	1	6
2025	5	1	6
2026	5	1	6
Five subsequent fiscal years	$22	$6	$28
Note 10—Income Taxes:
Substantially all of the Company’s income before income taxes for the three years ended January 29, 2021 is subject to taxation in the United States. The provision for income taxes for each of the periods presented include the following:

	Year Ended
	January 29, 2021	January 31, 2020	February 1, 2019
	(in millions)
Current:
Federal	$34	$10	$4
State	14	3	10
Deferred:
Federal	10	32	17
State	2	12	2
Total	$60	$57	$33
A reconciliation of the provision for income taxes to the amount computed by applying the statutory federal income tax rate to income before income taxes for each of the periods presented follows:

	Year Ended
	January 29, 2021	January 31, 2020	February 1, 2019
	(in millions)
Amount computed at the statutory federal income tax rate	$57	$60	$36
State income taxes, net of federal tax benefit	13	14	9
Research and development and other federal credits	(8)	(11)	(8)
Non-deductible compensation	3	2	3
Non-deductible acquisition costs	—	—	3
Excess tax benefits for stock-based compensation	(3)	(4)	(9)
Other	(2)	(4)	(1)
Total	$60	$57	$33
Effective income tax rate	22.1%	20.0%	19.4%

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The effective income tax rate for fiscal 2021 is higher than fiscal 2020 primarily due to less research and development credits in fiscal 2021 because fiscal year 2020 included the benefit from multiple years and smaller excess tax benefits from stock-based compensation in fiscal 2021. In fiscal 2020, we recognized $6 million of tax benefits related to research and development credits for fiscal years 2016 - 2019 and $5 million related to the 2020 tax year. The effective income tax rate for fiscal 2020 is consistent with the rate in fiscal 2019 due to smaller excess tax benefits from stock-based compensation were partially offset by increased research and development credits in fiscal 2020.
Deferred income taxes are recorded for differences in the basis of assets and liabilities for financial reporting purposes and tax reporting purposes. Deferred tax assets (liabilities) were comprised of:

	January 29, 2021	January 31, 2020
	(in millions)
Accrued vacation and bonuses	$33	$21
Accrued liabilities	16	20
Deferred compensation	20	23
Stock awards	11	11
Net operating loss and other carryforwards	105	117
Fixed asset basis differences	—	2
Deferred revenue	14	—
Lease liability	65	54
Payroll tax deferral	11	—
Accumulated other comprehensive loss	30	23
Valuation allowance	(7)	(5)
Total deferred tax assets	298	266
Deferred revenue	—	(1)
Purchased intangible assets	(198)	(177)
Fixed asset basis difference	(4)	—
Right of use assets	(61)	(48)
Total deferred tax liabilities	(263)	(226)
Net deferred tax assets	$35	$40

Net deferred tax assets are presented in other assets on the consolidated balance sheets. Deferred tax assets for both periods presented include state tax credit carryforwards for which the Company has set up a valuation allowance.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The changes in the unrecognized tax benefits, excluding accrued interest and penalties, were:

	Year Ended
	January 29, 2021	January 31, 2020	February 1, 2019
	(in millions)
Unrecognized tax benefits at beginning of the year	$51	$13	$7
Additions for acquired unrecognized tax benefits	—	—	3
Additions for tax positions related to prior years	8	32	1
Additions for tax positions related to the current year	9	8	2
Reductions for prior year tax positions related to statute expiration	(2)	(2)	—
Unrecognized tax benefits at end of the year	$66	$51	$13
Unrecognized tax benefits that, if recognized, would affect the effective income tax rate	$66	$48	$9
Over the next 12 months, the Company does not expect a significant increase or decrease in the unrecognized tax benefits recorded at January 29, 2021. During the year ended January 29, 2021, we recognized an increase in unrecognized tax benefits of approximately $17 million related to an increase in available tax credits in fiscal year 2021. The Company recognizes net interest and penalties as a component of income tax expense and for the periods presented, there was not a material amount of current interest and penalties recognized.
The Company has filed income tax returns in the U.S. and various state jurisdictions, which may be subject to routine compliance reviews by the Internal Revenue Service ("IRS") and other taxing authorities. While the Company believes it has adequate accruals for uncertain tax positions, the tax authorities may determine that the Company owes taxes in excess of recorded accruals or the recorded accruals may be in excess of the final settlement amounts agreed to by tax authorities. The Company’s tax returns for fiscal years 2016 through 2020 remain subject to examination by the IRS and various other tax jurisdictions. The Company is currently under examination by the IRS for fiscal years 2016 and 2017. The Company is also subject to examination for the returns of Engility from calendar year 2016 through the short pre-acquisition period ended January 13, 2019, although net operating losses from all years are subject to examinations and adjustments for at least three years following the year in which the attribute is used. The Company is responsible for Engility's tax liabilities relating to all open pre and post acquisition years.
As of January 29, 2021, the Company has approximately $383 million of federal loss carryforward, $14 million of state loss carryforwards and approximately $8 million of state credit carryforwards that will begin to expire in fiscal 2026. The valuation allowance of $7 million relates to these state carryforwards.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 11—Debt Obligations:
The Company’s long-term debt as of the periods presented was as follows:

	January 29, 2021					January 31, 2020
	Stated interest rate	Effective interest rate	Principal	Unamortized Debt Issuance Costs	Net	Principal	Unamortized Debt Issuance Costs	Net
			(in millions)
Term Loan A Facility due October 2023	1.87%	2.20%	$844	$(6)	$838	$904	$(9)	$895
Term Loan B Facility due October 2025	2.00%	2.19%	1,026	(9)	1,017	1,037	(11)	1,026
Term Loan B2 Facility due March 2027	2.37%	2.79%	272	(6)	266	—	—	—
Senior Notes due April 2028	4.88%	5.04%	400	(6)	394	—	—	—
Total long-term debt			$2,542	$(27)	$2,515	$1,941	$(20)	$1,921
Less current portion			68	—	68	70	—	70
Total long-term debt, net of current portion			$2,474	$(27)	$2,447	$1,871	$(20)	$1,851
As of January 29, 2021, the Company has a $2.5 billion credit facility (the Credit Facility) consisting of a $400 million secured Revolving Credit Facility due October 2023, an $844 million secured Term Loan A Facility due October 2023, a $1,026 million secured Term Loan B Facility due October 2025, and a $272 million secured Term Loan B2 Facility due March 2027 (together, the Term Loan Facilities). The Revolving Credit Facility is available to the Company through October 2023 and there is no balance outstanding as of January 29, 2021. Any obligations under the Credit Facility are secured by liens on substantially all of the assets of the Company and its subsidiaries. As of January 29, 2021, the Company was in compliance with the covenants under its Credit Facility.
During fiscal 2019, the Company entered into the Third Amended and Restated Credit Agreement (Third Amended Credit Agreement) in anticipation of the acquisition of Engility. In connection with the Third Amended Credit Agreement, the Company increased the capacity of its existing Revolving Credit Facility to $400 million, funded a senior secured Term Loan B Facility due October 2025 in the amount of $1.1 billion, and funded the Term Loan A Facility due October 2023 in the amount of $1.1 billion. The proceeds were used to repay all indebtedness outstanding under the previous credit facility, to partially finance the acquisition of Engility, and for general corporate purposes.
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
Beginning in fiscal year 2020, the scheduled principal repayments for the Term Loan A and Term Loan B facilities may be further reduced or eliminated by annual mandatory prepayments of a portion of SAIC’s Excess Cash Flow (as defined in the Third Amended Credit Agreement). Mandatory principal prepayments are allocated to Term Loan A and Term Loan B facilities on a pro rata basis and reduce the remaining scheduled principal installments for each facility. Voluntary principal prepayments may be applied to either or both loans at the Company’s direction. During fiscal year 2020, the Company made $150 million of voluntary principal prepayments on the Term Loan A Facility due October 2023. During fiscal 2020, the Company borrowed and repaid $100 million under the Revolving Credit Facility.

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
Borrowings under the Term Loan B2 Facility due March 2027 amortize quarterly beginning on July 31, 2020 at 0.25% of the original borrowed amount with the remaining unamortized balance due in full upon its maturity, March 13, 2027. The Term Loan B2 Facility due March 2027 is subject to the same mandatory prepayments as the Company’s existing term loans under the Credit Facility and is subject to the same covenants and events of default as the Company's Term Loan B Facility due October 2025. During the twelve months ended January 29, 2021, the Company made voluntary principal prepayments on the Term Loan B2 Facility due March 2027 of $325 million. The Company wrote off debt issuance costs associated with the voluntary principal prepayments of $8 million.
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
Maturities of long-term debt as of January 29, 2021 are:

Fiscal Year Ending	Total
(in millions)
2022	$68
2023	147
2024	661
2025	10
2026	984
Thereafter	672
Total principal payments	$2,542

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of January 29, 2021 and January 31, 2020, the carrying value of the Company’s outstanding debt obligations approximated its fair value. The fair value of long-term debt is calculated using Level 2 inputs, based on interest rates available for debt with terms and maturities similar to the Company’s Term Loan Facilities and Senior Notes.
Subsequent to the end of fiscal 2021, on March 1, 2021, the Company executed the Third Amendment to the Third Amended and Restated Credit Agreement, which reduces the applicable margin for the Term Loan B2 Facility due March 2027 for LIBOR loans from 2.25% to 1.875% and for base rate loans from 1.25% to 0.875%.
Note 12—Derivative Instruments Designated as Cash Flow Hedges:
The Company’s derivative instruments designated as cash flow hedges consist of:

					Liability Fair Value(1) at
	Notional Amount at January 29, 2021	Pay Fixed Rate	Receive Variable Rate	Settlement and Termination	January 29, 2021	January 31, 2020
	(in millions)				(in millions)
Interest rate swaps #1	$229	2.78%	1-month LIBOR	Monthly through July 30, 2021	$(3)	$(6)
Interest rate swaps #2	500	3.07%	1-month LIBOR	Monthly through October 31, 2025	(81)	(62)
Interest rate swaps #3	563	2.49%	1-month LIBOR	Monthly through October 31, 2023	(33)	(24)
Total	$1,292				$(117)	$(92)

(1)The fair value of the fixed interest rate swaps liability is included in other accrued liabilities on the consolidated balance sheets.
The Company is party to fixed interest rate swap instruments that are designated and accounted for as cash flow hedges to manage risks associated with interest rate fluctuations on a portion of the Company’s floating rate debt. The counterparties to all swap agreements are financial institutions. See Note 13 for the unrealized change in fair values on cash flow hedges recognized in other comprehensive (loss) income and the amounts reclassified from accumulated other comprehensive (loss) income into earnings for the current and comparative periods presented. The Company estimates that it will reclassify $35 million of unrealized losses from accumulated other comprehensive loss into earnings in the twelve months following January 29, 2021.
On October 31, 2018, the Company exited one of its interest rate swaps and discontinued hedge accounting. The Company received cash proceeds of $6 million upon the early settlement. The $6 million of deferred gains in accumulated other comprehensive loss were reclassified into interest expense over the original contractual term of the interest rate swaps, which had a maturity date of May 7, 2020. For the years ended January 29, 2021, January 31, 2020 and February 1, 2019, the Company reclassified $1 million, $4 million and $1 million, respectively.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 13—Changes in Accumulated Other Comprehensive Loss by Component:
The following table presents the changes in accumulated other comprehensive loss attributable to the Company’s defined benefit plans and fixed interest rate swap cash flow hedges that are discussed in Note 9 and Note 12, respectively.

	Unrealized Gains (Losses) on Fixed Interest Rate Swap Cash Flow Hedges(1)	Defined Benefit Obligation Adjustment(2)	Total
	(in millions)
Balance at February 2, 2018	$4	$—	$4
Other comprehensive loss before reclassifications	(23)	—	(23)
Amounts reclassified from accumulated other comprehensive loss	(1)	—	(1)
Income tax impact	6	—	6
Net other comprehensive loss	(18)	—	(18)
Balance at February 1, 2019	$(14)	$—	$(14)
Other comprehensive loss before reclassifications	(76)	(6)	(82)
Amounts reclassified from accumulated other comprehensive loss	4	—	4
Income tax impact	19	1	20
Net other comprehensive loss	(53)	(5)	(58)
Balance at January 31, 2020	$(67)	$(5)	$(72)
Other comprehensive (loss) income before reclassifications	(55)	1	(54)
Amounts reclassified from accumulated other comprehensive loss	29	1	30
Income tax impact	7	—	7
Net other comprehensive (loss) income	(19)	2	(17)
Balance at January 29, 2021	$(86)	$(3)	$(89)
(1)The amount reclassified from accumulated other comprehensive loss is included in interest expense.
(2)The amount reclassified from accumulated other comprehensive loss is included in other (income) expense, net.
Note 14—Sale of Receivables:
On January 21, 2020 the Company entered into a Master Accounts Receivable Purchase Agreement (MARPA Facility) with MUFG Bank, Ltd. (the Purchaser) for the sale of up to a maximum amount of $200 million of certain designated eligible receivables with the U.S. government. On March 17, 2020, the Company amended the MARPA Facility to increase the aggregate facility limit from $200 million to $300 million. The receivables sold under the MARPA Facility are without recourse for any U.S. government credit risk. The MARPA Facility had an initial term of one year, but effective with the renewal on January 21, 2021 will automatically renew each year unless one of the parties gives prior notice to terminate.
The Company accounts for these receivable transfers under the MARPA Facility as sales under ASC 860, Transfers and Servicing, and removes the sold receivables from its balance sheet. The fair value of the sold receivables approximated their book value due to their short-term nature.
The Company does not retain an ongoing financial interest in the transferred receivables other than cash collection and administrative services. The Company estimated that its servicing fee was at fair value and therefore has not recognized a servicing asset or liability as of January 29, 2021. Proceeds from the sale of receivables are reflected as cash flows from operating activities on the consolidated statements of cash flows.
During the twelve months ended January 29, 2021, the Company incurred purchase discount fees of $2 million, which are presented in other (income) expense, net on the consolidated statements of income.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARPA Facility activity consisted of the following:

Year Ended
January 29, 2021
(in millions)
Beginning balance	$—
Sale of receivables	3,226
Cash collections	(3,041)
Increase to cash flows from operating activities	185
Cash collected, not remitted to Purchaser(1)	(25)
Remaining sold receivables	$160
(1)    Includes the cash collected on behalf of but not yet remitted to the Purchaser as of January 29, 2021. This balance is included in accounts payable on the consolidated balance sheets as of January 29, 2021.
Note 15—Leases:
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
Total operating lease cost is comprised of the following:

	Year Ended
	January 29, 2021	January 31, 2020
	(in millions)
Operating lease cost	$74	$64
Variable lease cost	21	15
Short-term lease cost	35	4
Sublease income	(2)	(3)
Total lease cost	$128	$80
Lease cost and sublease income are included primarily in cost of revenues and SG&A, except for $1 million and $5 million of impairment of right of use assets for fiscal 2021 and fiscal 2020, respectively, that are included in acquisition and integration costs.
Rental expense for facilities and equipment under ASC 840 was $46 million in fiscal 2019.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company's ROU assets and lease liabilities consisted of the following:

	Balance Sheet line item	January 29, 2021	January 31, 2020
		(in millions)
Operating lease ROU asset	Operating lease right of use assets	$236	$190

Operating lease current liability	Other accrued liabilities	49	34
Operating lease non-current liability	Operating lease liabilities	205	172
Total operating lease liabilities		$254	$206
Other supplemental operating lease information consists of the following:

	Year Ended
	January 29, 2021	January 31, 2020
	(in millions)
Cash paid for amounts included in the measurement of operating lease liabilities	$77	$64
ROU assets obtained in exchange for new operating lease obligations	$110	$79

Maturities of operating lease liabilities as of January 29, 2021 were as follows:

Fiscal Year Ending	Total
(in millions)
2022	$57
2023	58
2024	47
2025	37
2026	29
Thereafter	54
Total minimum lease payments	282
Less: imputed interest	(28)
Present value of operating lease liabilities	$254
The weighted-average remaining lease term and the weighted-average discount rate was 5 years and 3.5% as of January 29, 2021, respectively, and 6 years and 4.5% as of January 31, 2020, respectively.
The Company leases IT equipment and hardware to its customers. All of the Company’s lessor arrangements are operating leases. Operating lease revenue is recognized on a straight-line basis over the term of the lease.
During the twelve months ended January 29, 2021, operating lease income was $40 million. Operating lease income is reported as revenue on the consolidated statements of income. As of January 29, 2021, the undiscounted future payments from our sublease arrangements is $12 million, which are expected to be received during fiscal 2022.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 16—Business Segment Information:
The Company is organized as a matrix comprised of three customer facing operating segments supported by a strategy, growth and innovation organization. The three operating segments are responsible for customer relationships, business development and program management, and delivery and execution, while the strategy, growth, and innovation organization manages the development of our offerings, solutions and capabilities. Each of the Company’s three operating segments is focused on providing the Company’s comprehensive technical, engineering and enterprise IT service offerings to one or more agencies of the U.S federal government. The Company's operating segments are aggregated into one reportable segment because they have similar economic characteristics and meet the other aggregation criteria within the accounting standard on segment reporting, including similarities in the nature of the services provided, methods of service delivery, customers served and the regulatory environment in which they operate.
Substantially all of the Company’s revenues were generated by, and tangible long-lived assets owned by, entities located in the United States. As such, financial information by geographic location is not presented.
In each of fiscal 2021, 2020, and 2019 over 95% of our total revenues were attributable to prime contracts with the U.S. government or to subcontracts with other contractors engaged in work for the U.S. government.
Note 17—Legal Proceedings and Commitments and Contingencies:
Legal Proceedings
The Company is involved in various claims and lawsuits arising in the normal conduct of its business, none of which the Company’s management believes, based on current information, is expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.
AAV Termination for Convenience
On August 27, 2018, the Company received a stop-work order from the United States Marine Corps on the Assault Amphibious Vehicle (AAV) contract and on October 3, 2018 the program was terminated for convenience by the customer. The Company is continuing to negotiate with the Marine Corps to recover costs associated with the termination.
Beginning in fiscal 2018, the Company entered into contracts with various vendors for long-lead time materials that would be necessary to complete the low-rate initial production (LRIP) phase of the program, including portions of the LRIP phase that had not yet been awarded. As a result of the program termination, the Company recognized an inventory provision for long-lead items during fiscal 2019, see Note 1.
Scitor Acquisition
On May 4, 2015, the Company completed the acquisition of Scitor Holdings, Inc. ("Scitor"), a leading global provider of technical services to the U.S. intelligence community and other U.S. government customers. Purchase consideration paid to acquire Scitor was $764 million (net of cash acquired), including $43 million that was deposited to escrow accounts. In August 2015, $3 million was released from escrow to the sellers after finalizing the working capital adjustment and another $13 million was released in September 2016 that was held to secure a portion of the sellers’ indemnification obligations. During the first quarter of fiscal 2019, the Company received a $6 million distribution from escrow to settle a claim, which was recognized as a reduction to selling, general and administrative costs. There is no remaining amount in escrow.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
The Company has recorded reserves for estimated net amounts to be refunded to customers for potential adjustments for indirect cost audits and compliance with CAS. As of January 29, 2021, the Company has recorded a total liability of $46 million, which is presented in other accrued liabilities on the consolidated balance sheets.
Letters of Credit and Surety Bonds
The Company has outstanding obligations relating to letters of credit of $10 million as of January 29, 2021, principally related to guarantees on insurance policies. The Company also has outstanding obligations relating to surety bonds in the amount of $18 million, principally related to performance and payment bonds on the Company’s contracts.

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

3.1	Amended and Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed with the SEC on October 1, 2013.

3.2	Amended and Restated Bylaws. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed with the SEC on June 8, 2017.

4.1	Description of Securities. Incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K as filed with the SEC on March 27, 2020.

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

10.4
Third Amendment to the Third Amended and Restated Credit Agreement, dated March 1, 2021, by and among SAIC, Citibank N.A., as administrative agent and collateral agent, and certain other lenders and parties thereto. Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on March 5, 2021.

10.5
Second Amended and Restated Credit Agreement, dated May 4, 2015 by and among the Company, Citibank N.A. as administrative agent and collateral agent, and Bank of America, N.A., as a syndication agent, and certain other lenders and parties thereto. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on May 4, 2015.

10.6
First Amendment to the Second Amended and Restated Credit Agreement, dated August 23, 2016 by and among the Company, Citibank N.A. as administrative agent and collateral agent, and certain other lenders and parties thereto. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on August 25, 2016.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.7
Second Amendment to the Second Amended and Restated Credit Agreement, dated February 7, 2018 by and among the Company, Citibank N.A. as administrative agent and collateral agent, and certain other lenders and parties thereto. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on February 9, 2018.

10.8
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

10.10
Amendment No.1 to Master Accounts Receivable Purchase Agreement, dated March 17, 2020, among Science Applications International Corporation, Engility Services, LLC, and MUFG Bank, Ltd. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on March 26, 2020.

10.11*
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

10.16*
Science Applications International Corporation Amended and Restated 2013 Equity Incentive Plan, effective June 4, 2014. Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A as filed with the SEC on April 24, 2014.

10.17*
Form of Restricted Stock Unit Award Agreement (Management) of the Science Applications International Corporation 2013 Equity Incentive Plan. Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q as filed with the SEC on December 13, 2013.

10.18*
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

10.21*	Deferred Compensation Plan, effective January 1, 2015. Incorporated by reference to Exhibit 10.17 of the Company’s Annual Report on Form 10-K as filed with the SEC on March 31, 2015.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.22*
SAIC Executive Severance, Change in Control and Retirement Policy, effective July 1, 2020. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on July 2, 2020.

10.23
Master Transition Services Agreement dated September 25, 2013, between the Company (formerly SAIC Gemini, Inc.) and Leidos Holdings, Inc. (formerly SAIC, Inc.). Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K as filed with the SEC on October 1, 2013.

10.24*
Science Applications International Corporation Third Amended and Restated 2012 Long Term Performance Plan. Incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K as filed with the SEC on March 29, 2019.

10.25
Master Transitional Contracting Agreement between the Company (formerly SAIC Gemini, Inc.) and Leidos Holdings, Inc. (formerly SAIC, Inc.) dated September 25, 2013. Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q as filed with the SEC on December 13, 2013.

10.26*
Form of Performance Unit Award Agreement of the Science Applications International Corporation 2012 Long Term Performance Plan. Incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K as filed with the SEC on March 29, 2019.

10.27*
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