Form 10-Q
period 2021-04-30
Science Applications International Corp
filed 2021-06-04
CIK 1571123

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
Form 10-Q
_________________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares issued and outstanding of the registrant’s common stock as of May 21, 2021 was as follows:
57,959,188 shares of common stock ($.0001 par value per share)

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
FORM 10-Q

-i-

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
CONDENSED AND CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended
	April 30, 2021	May 1, 2020
	(in millions, except per share amounts)
Revenues	$1,878	$1,757
Cost of revenues	1,661	1,574
Selling, general and administrative expenses	80	76
Acquisition and integration costs	10	29
Other operating income	(3)	—
Operating income	130	78
Interest expense	27	31
Other (income) expense, net	(2)	2
Income before income taxes	105	45
Provision for income taxes	(23)	(8)
Net income	82	37
Net income attributable to non-controlling interest	1	1
Net income attributable to common stockholders	$81	$36
Earnings per share:
Basic	$1.39	$0.62
Diluted	$1.38	$0.62

 See accompanying notes to condensed and consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
CONDENSED AND CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended
	April 30, 2021	May 1, 2020
	(in millions)
Net income	$82	$37
Other comprehensive income (loss), net of tax:
Net unrealized gain (loss) on derivative instruments	14	(36)
Total other comprehensive income (loss), net of tax	14	(36)
Comprehensive income	$96	$1
Comprehensive income attributable to non-controlling interest	1	1
Comprehensive income attributable to common stockholders	$95	$—

See accompanying notes to condensed and consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
CONDENSED AND CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	April 30, 2021	January 29, 2021
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$261	$171
Receivables, net	1,023	962
Inventory, prepaid expenses and other current assets	156	156
Total current assets	1,440	1,289
Goodwill	2,787	2,787
Intangible assets (net of accumulated amortization of $267 million and $289 million at April 30, 2021 and January 29, 2021, respectively)	1,106	1,138
Property, plant, and equipment (net of accumulated depreciation of $166 million and $158 million at April 30, 2021 and January 29, 2021, respectively)	107	108
Operating lease right of use assets	226	236
Other assets	146	165
Total assets	$5,812	$5,723

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$891	$861
Accrued payroll and employee benefits	403	346
Long-term debt, current portion	104	68
Total current liabilities	1,398	1,275
Long-term debt, net of current portion	2,390	2,447
Operating lease liabilities	200	205
Other long-term liabilities	237	244
Commitments and contingencies (Note 10)
Equity:
Common stock, $0.0001 par value, 1 billion shares authorized, 58 million shares issued and outstanding as of April 30, 2021 and January 29, 2021	—	—
Additional paid-in capital	965	1,004
Retained earnings	687	627
Accumulated other comprehensive loss	(75)	(89)
Total common stockholders' equity	1,577	1,542
Non-controlling interest	10	10
Total stockholders' equity	1,587	1,552
Total liabilities and stockholders' equity	$5,812	$5,723

See accompanying notes to condensed and consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
CONDENSED AND CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

	Shares of common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non-controlling interest	Total
	(in millions)
Balance at January 29, 2021	58	$1,004	$627	$(89)	$10	$1,552
Net income	—	—	81	—	1	82
Issuances of stock	—	4	—	—	—	4
Other comprehensive income, net of tax	—	—	—	14	—	14
Cash dividends of $0.37 per share	—	—	(21)	—	—	(21)
Stock-based compensation	—	(3)	—	—	—	(3)
Repurchases of stock	—	(40)	—	—	—	(40)
Distributions to non-controlling interest	—	—	—	—	(1)	(1)
Balance at April 30, 2021	58	$965	$687	$(75)	$10	$1,587

Balance at January 31, 2020	58	$983	$506	$(72)	$10	$1,427
Net income	—	—	36	—	1	37
Issuances of stock	—	3	—	—	—	3
Other comprehensive loss, net of tax	—	—	—	(36)	—	(36)
Cash dividends of $0.37 per share	—	—	(22)	—	—	(22)
Stock-based compensation	—	(2)	—	—	—	(2)
Repurchases of stock	—	(1)	—	—	—	(1)
Contributions from non-controlling interest	—	—	—	—	2	2
Balance at May 1, 2020	58	$983	$520	$(108)	$13	$1,408

See accompanying notes to condensed and consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
CONDENSED AND CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	April 30, 2021	May 1, 2020
	(in millions)
Cash flows from operating activities:
Net income	$82	$37
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42	33
Amortization of off-market customer contracts	(4)	—
Amortization of debt issuance costs	2	6
Deferred income taxes	20	10
Stock-based compensation expense	10	9
Gain on divestitures	(3)	—
Impairment of right of use assets	7	—
Increase (decrease) resulting from changes in operating assets and liabilities, net of the effect of the acquisition:
Receivables	(61)	143
Inventory, prepaid expenses and other current assets	(5)	(21)
Other assets	(4)	(2)
Accounts payable and accrued liabilities	44	66
Accrued payroll and employee benefits	57	83
Operating lease assets and liabilities, net	5	(2)
Other long-term liabilities	(3)	5
Net cash provided by operating activities	189	367
Cash flows from investing activities:
Expenditures for property, plant, and equipment	(10)	(9)
Purchases of marketable securities	(2)	(3)
Sales of marketable securities	1	6
Cash paid for acquisition	—	(1,196)
Proceeds from divestitures	8	—
Other	(1)	—
Net cash used in investing activities	(4)	(1,202)
Cash flows from financing activities:
Dividend payments to stockholders	(22)	(23)
Principal payments on borrowings	(39)	(16)
Issuances of stock	4	3
Stock repurchased and retired or withheld for taxes on equity awards	(53)	(12)
Proceeds from borrowings	16	1,000
Debt issuance costs	—	(27)
(Distributions to) contributions from non-controlling interest	(1)	2
Net cash (used in) provided by financing activities	(95)	927
Net increase in cash, cash equivalents and restricted cash	90	92
Cash, cash equivalents and restricted cash at beginning of period	190	202
Cash, cash equivalents and restricted cash at end of period	$280	$294
 See accompanying notes to condensed and consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1—Business Overview and Summary of Significant Accounting Policies:
Overview
Science Applications International Corporation (collectively, with its consolidated subsidiaries, the “Company”) is a leading provider of technical, engineering and enterprise information technology (IT) services primarily to the U.S. government. The Company provides engineering and integration services for large, complex projects and offers a broad range of services with a targeted emphasis on higher-end, differentiated technology services. The Company is organized as a matrix comprised of two customer facing operating sectors supported by a strategy, growth and innovation organization. Each of the Company’s two customer facing operating sectors is focused on providing the Company’s comprehensive technical and enterprise IT service offerings to one or more agencies of the U.S. federal government. The Company's operating sectors are aggregated into one reportable segment for financial reporting purposes.
On March 13, 2020, the Company completed the acquisition of Unisys Federal, a former operating unit of Unisys Corporation, which enhances our capabilities in government priority areas, expands our portfolio of intellectual property and technology-driven offerings, and increases our access to current and new customers.
Principles of Consolidation and Basis of Presentation
The accompanying financial information has been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting purposes. References to “financial statements” refer to the condensed and consolidated financial statements of the Company, which include the statements of income and comprehensive income, balance sheets, statements of equity and statements of cash flows. These financial statements were prepared in accordance with U.S. generally accepted accounting principles (GAAP). All intercompany transactions and account balances within the Company have been eliminated. The financial statements are unaudited, but in the opinion of management include all adjustments, which consist of normal recurring adjustments, necessary for a fair presentation thereof. The results reported in these financial statements are not necessarily indicative of results that may be expected for the entire year and should be read in conjunction with the information contained in the Company’s Annual Report on Form 10-K for the year ended January 29, 2021.
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
Reporting Periods
The Company utilizes a 52/53 week fiscal year ending on the Friday closest to January 31, with fiscal quarters typically consisting of 13 weeks. Fiscal 2021 began on February 1, 2020 and ended on January 29, 2021, while fiscal 2022 began on January 30, 2021 and ends on January 28, 2022.
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
Marketable Securities
Investments in marketable securities consist of equity securities which are recorded at fair value using observable inputs such as quoted prices in active markets (Level 1). As of April 30, 2021 and January 29, 2021, the fair value of our investments total $30 million and $27 million, respectively, and are included in other assets on the condensed and consolidated balance sheets. The Company's investments are primarily held in a custodial account, which includes investments to fund our deferred compensation plan liabilities.
Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the condensed and consolidated balance sheets for the periods presented:

	April 30, 2021	January 29, 2021
	(in millions)
Cash and cash equivalents	$261	$171
Restricted cash included in inventory, prepaid expenses and other current assets	5	5
Restricted cash included in other assets	14	14
Cash, cash equivalents and restricted cash	$280	$190
Acquisition and Integration Costs
Acquisition-related costs that are not part of the purchase price consideration are generally expensed as incurred, except for certain costs that are deferred in connection with the issuance of debt. These costs typically include transaction-related costs, such as finder’s fees, legal, accounting, and other professional costs. Integration-related costs represent costs directly related to combining the Company and its acquired businesses. Integration-related costs typically include strategic consulting services, facility consolidation, employee related costs, such as severance and accelerated vesting of assumed stock awards, costs to integrate information technology infrastructure, enterprise planning systems, processes, and other non-recurring integration-related costs. Acquisition and integration costs are presented together as acquisition and integration costs on the condensed and consolidated statements of income.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The amounts recognized in acquisition and integration costs on the condensed and consolidated statements of income are as follows:

	Three Months Ended
	April 30, 2021	May 1, 2020
	(in millions)
Acquisition(1)	$1	$20
Integration(2)	9	9
Total acquisition and integration costs	$10	$29
(1)    Acquisition expenses recognized for the three months ended April 30, 2021 are related to the acquisition of Koverse (see Note 11). Acquisition expenses recognized for the three months ended May 1, 2020 are related to the acquisition of Unisys Federal.
(2)    Includes $7 million of impairment of right of use lease assets for the three months ended April 30, 2021 and $4 million of restructuring costs for the three months ended May 1, 2020.
Accounting Standards Updates
Accounting Standards Updates effective after April 30, 2021 are not expected to have a material effect on the Company’s financial statements.
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
A reconciliation of the weighted-average number of shares outstanding used to compute basic and diluted EPS was:

	Three Months Ended
	April 30, 2021	May 1, 2020
	(in millions)
Basic weighted-average number of shares outstanding	58.1	57.9
Dilutive common share equivalents - stock options and other stock-based awards	0.6	0.6
Diluted weighted-average number of shares outstanding	58.7	58.5
The following stock-based awards were excluded from the weighted-average number of shares outstanding used to compute diluted EPS:

	Three Months Ended
	April 30, 2021	May 1, 2020
	(in millions)
Antidilutive stock options excluded	—	0.4
Dividends
The Company declared and paid a quarterly dividend of $0.37 per share of its common stock during the three months ended April 30, 2021. Subsequent to the end of the quarter, on June 1, 2021, the Company's Board of Directors declared a quarterly dividend of $0.37 per share of the Company's common stock payable on July 30, 2021 to stockholders of record on July 16, 2021.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 3—Revenues:
Changes in Estimates
Changes in estimates of revenues, cost of revenues or profits related to performance obligations satisfied over time are recognized in operating income in the period in which such changes are made for the inception-to-date effect of the changes. Changes in these estimates can occur routinely over the performance period for a variety of reasons, which include: changes in scope; changes in cost estimates due to unanticipated cost growth or reassessments of risks impacting costs; changes in the estimated transaction price, such as variable amounts for incentive or award fees; and performance being better or worse than previously estimated.
Many of the Company's contracts recognize revenue on performance obligations using a cost input measure (cost-to-cost), which requires estimates of total costs at completion. In cases when total expected costs exceed total estimated revenues for a performance obligation, the Company recognizes the total estimated loss in the quarter identified. Total estimated losses are inclusive of any unexercised options that are probable of award only if they increase the amount of the loss.
Aggregate net changes in estimates on contracts accounted for using the cost-to-cost method of accounting were recognized in operating income as follows:

	Three Months Ended
	April 30, 2021	May 1, 2020
	(in millions, except per share amounts)
Net favorable adjustments	$3	$3
Net favorable adjustments, after tax	2	2
Diluted EPS impact	$0.03	$0.03
Revenues were $5 million and $4 million higher for the three months ended April 30, 2021 and May 1, 2020, respectively, due to net revenue recognized from performance obligations satisfied in prior periods.
Disaggregation of Revenues
The Company's revenues are generated primarily from long-term contracts with the U.S. government including subcontracts with other contractors engaged in work for the U.S. government. The Company disaggregates revenues by customer, contract-type and prime vs. subcontractor to the federal government.
Disaggregated revenues by customer were as follows:

	Three Months Ended
	April 30, 2021	May 1, 2020
	(in millions)
Department of Defense	$920	$859
Other federal government agencies	923	863
Commercial, state and local	35	35
Total	$1,878	$1,757

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Disaggregated revenues by contract-type were as follows:

	Three Months Ended
	April 30, 2021	May 1, 2020
	(in millions)
Cost reimbursement	$990	$970
Time and materials (T&M)	411	374
Firm-fixed price (FFP)	477	413
Total	$1,878	$1,757
Disaggregated revenues by prime vs. subcontractor were as follows:

	Three Months Ended
	April 30, 2021	May 1, 2020
	(in millions)
Prime contractor to federal government	$1,690	$1,588
Subcontractor to federal government	153	134
Other	35	35
Total	$1,878	$1,757
Contract Balances
Contract balances for the periods presented were as follows:

	Balance Sheet line item	April 30, 2021	January 29, 2021
		(in millions)
Billed and billable receivables, net(1)	Receivables, net	$638	$600
Contract assets - unbillable receivables	Receivables, net	385	362
Contract assets - contract retentions	Other assets	17	18
Contract liabilities - current	Accounts payable and accrued liabilities	48	82
Contract liabilities - non-current	Other long-term liabilities	$11	$17
(1)    Net of allowance of $3 million as of April 30, 2021 and January 29, 2021.
During the three months ended April 30, 2021 and May 1, 2020, the Company recognized revenues of $50 million and $17 million relating to amounts that were included in the opening balance of contract liabilities as of January 29, 2021 and January 31, 2020, respectively.
Remaining Performance Obligations
As of April 30, 2021, the Company had $4.6 billion of remaining performance obligations. Remaining performance obligations exclude any variable consideration that is allocated entirely to unsatisfied performance obligations on our supply chain contracts. The Company expects to recognize revenue on approximately 85% of the remaining performance obligations over the next 12 months and approximately 95% over the next 24 months, with the remaining recognized thereafter.
Lessor revenue
The Company leases IT equipment and hardware to its customers. All of the Company’s lessor arrangements are operating leases. Operating lease revenue is recognized on a straight-line basis over the term of the lease. Operating lease income is reported as revenue on the condensed and consolidated statements of income. During the three months ended April 30, 2021, operating lease income was $9 million. Operating lease income for the three months ended May 1, 2020 was immaterial.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 4—Acquisitions:
On March 13, 2020, the Company completed the acquisition of Unisys Federal, a former operating unit of Unisys Corporation. Unisys Federal provides infrastructure modernization, cloud migration, managed services, and enterprise IT-as-a-service solutions to U.S. federal civilian agencies and the Department of Defense. The Company purchased substantially all of the assets and liabilities of Unisys Federal for an aggregate purchase price of $1.2 billion. The Company used the net proceeds from its offering of Senior Notes and borrowings under the Term Loan B2 Facility, proceeds from the sale of receivables under its MARPA Facility, and cash on its balance sheet to finance the acquisition and pay related fees and expenses.
The amount of Unisys Federal's revenue included in the condensed and consolidated statements of income for the three months ended May 1, 2020, was $104 million and the amount of net income attributable to common stockholders included in the condensed and consolidated statements of income for the three months ended May 1, 2020, was $11 million.
The following unaudited pro forma financial information presents the combined results of operations for Unisys Federal and the Company for the three months ended May 1, 2020:

Three months ended
May 1, 2020
(in millions)
Revenues	$1,847
Net income attributable to common stockholders	$53
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
Note 5—Income Taxes:
The Company's effective income tax rate was 22.5% and 17.5% for the three months ended April 30, 2021 and May 1, 2020, respectively. The Company's effective tax rate was higher for the three months ended April 30, 2021 compared to the prior year period because the prior period included the benefits from a reversal of foreign tax reserves and a favorable adjustment to research and development tax credits. Tax rates for the three months ended April 30, 2021 were lower than the combined federal and state statutory rates due principally to excess tax benefits related to employee share-based compensation, research and development tax credits, and other permanent book tax differences.
As of April 30, 2021, the Company's total liability for unrecognized tax benefits was $65 million, which is classified as other long-term liabilities on the condensed and consolidated balance sheets, and if recognized, would positively impact the effective tax rate.
While the Company believes it has adequate accruals for uncertainty in income taxes, the tax authorities, on review of the Company’s tax filings, may determine that the Company owes taxes in excess of recorded accruals, or the recorded accruals may be in excess of the final settlement amounts agreed to by the tax authorities. Although the timing of such reviews is not certain, over the next 12 months the Company does not expect a significant increase or decrease in the unrecognized tax benefits recorded at April 30, 2021.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 6—Debt Obligations:
The Company’s long-term debt as of the dates presented was as follows:

	April 30, 2021					January 29, 2021
	Stated interest rate	Effective interest rate	Principal	Unamortized debt issuance costs	Net	Principal	Unamortized debt issuance costs	Net
			(in millions)
Term Loan A Facility due October 2023	1.86%	2.19%	$824	$(6)	$818	$844	$(6)	$838
Term Loan B Facility due October 2025	1.99%	2.18%	1,024	(9)	1,015	1,026	(9)	1,017
Term Loan B2 Facility due March 2027	1.99%	2.38%	272	(6)	266	272	(6)	266
Senior Notes due April 2028	4.88%	5.04%	400	(5)	395	400	(6)	394
Total long-term debt			$2,520	$(26)	$2,494	$2,542	$(27)	$2,515
Less current portion			104	—	104	68	—	68
Total long-term debt, net of current portion			$2,416	$(26)	$2,390	$2,474	$(27)	$2,447
As of April 30, 2021, the Company has a $2.5 billion credit facility (the Credit Facility) consisting of a $400 million secured Revolving Credit Facility due October 2023, an $824 million secured Term Loan A Facility due October 2023, a $1,024 million secured Term Loan B Facility due October 2025, and a $272 million secured Term Loan B2 Facility due March 2027 (together, the Term Loan Facilities). There is no balance outstanding on the Revolving Credit Facility as of April 30, 2021. As of April 30, 2021, the Company was in compliance with the covenants under its Credit Facility.
On March 1, 2021, the Company executed the Third Amendment to the Third Amended and Restated Credit Agreement, which reduces the applicable margin for the Term Loan B2 Facility due March 2027 for LIBOR loans from 2.25% to 1.875% and for base rate loans from 1.25% to 0.875%.
As of April 30, 2021 and January 29, 2021, the carrying value of the Company’s outstanding debt obligations approximated its fair value. The fair value of long-term debt is calculated using Level 2 inputs, based on interest rates available for debt with terms and maturities similar to the Company’s Term Loan Facilities and Senior Notes.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 7—Derivative Instruments Designated as Cash Flow Hedges:
The Company’s derivative instruments designated as cash flow hedges consist of:

					Liability Fair Value(1) at
	Notional Amount at April 30, 2021	Pay Fixed Rate	Receive Variable Rate	Settlement and Termination	April 30, 2021	January 29, 2021
	(in millions)				(in millions)
Interest rate swaps #1	$212	2.78%	1-month LIBOR	Monthly through July 30, 2021	$(2)	$(3)
Interest rate swaps #2	500	3.07%	1-month LIBOR	Monthly through October 31, 2025	(68)	(81)
Interest rate swaps #3	563	2.49%	1-month LIBOR	Monthly through October 31, 2023	(28)	(33)
Total	$1,275				$(98)	$(117)
(1)    The fair value of the fixed interest rate swaps liability is included in accounts payable and accrued liabilities on the condensed and consolidated balance sheets.
The Company is party to fixed interest rate swap instruments that are designated and accounted for as cash flow hedges to manage risks associated with interest rate fluctuations on a portion of the Company’s floating rate debt. The counterparties to all swap agreements are financial institutions. See Note 8 for the unrealized change in fair values on cash flow hedges recognized in other comprehensive income (loss) and the amounts reclassified from accumulated other comprehensive loss into earnings for the current and comparative periods presented. The Company estimates that it will reclassify $33 million of unrealized losses from accumulated other comprehensive loss into earnings in the twelve months following April 30, 2021.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 8—Changes in Accumulated Other Comprehensive Loss by Component:
The following table presents the changes in accumulated other comprehensive loss attributable to the Company’s fixed interest rate swap cash flow hedges that are discussed in Note 7 and the Company's defined benefit plans.

	Unrealized Gains (Losses) on Fixed Interest Rate Swap Cash Flow Hedges(1)	Defined Benefit Obligation Adjustment	Total
	(in millions)
Three months ended April 30, 2021
Balance at January 29, 2021	$(86)	$(3)	$(89)
Other comprehensive income before reclassifications	10	—	10
Amounts reclassified from accumulated other comprehensive loss	9	—	9
Income tax impact	(5)	—	(5)
Net other comprehensive income	14	—	14
Balance at April 30, 2021	$(72)	$(3)	$(75)

Three months ended May 1, 2020
Balance at January 31, 2020	$(67)	$(5)	$(72)
Other comprehensive loss before reclassifications	(52)	—	(52)
Amounts reclassified from accumulated other comprehensive loss	4	—	4
Income tax impact	12	—	12
Net other comprehensive loss	(36)	—	(36)
Balance at May 1, 2020	$(103)	$(5)	$(108)
(1)The amount reclassified from accumulated other comprehensive loss is included in interest expense.
Note 9—Sales of Receivables:
The Company has a Master Accounts Receivable Purchase Agreement (MARPA Facility) with MUFG Bank, Ltd. (the Purchaser) for the sale of up to a maximum amount $300 million of certain designated eligible receivables with the U.S. government.
During the three months ended April 30, 2021 and May 1, 2020, the Company incurred purchase discount fees of $1 million, which are presented in Other (income) expense, net on the condensed and consolidated statements of income.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

MARPA Facility activity consisted of the following:

	Three Months Ended
	April 30, 2021	May 1, 2020
	(in millions)
Beginning balance	$185	$—
Sale of receivables	836	806
Cash collections	(821)	(606)
Outstanding balance sold to Purchaser(1)	200	200
Cash collected, not remitted to Purchaser(2)	(42)	(59)
Remaining sold receivables	$158	$141
(1)    For the three months ended April 30, 2021 and May 1, 2020, the Company recorded a net increase to cash flows from operating activities of $15 million and $200 million, respectively, from sold receivables.
(2)    Represents primarily the cash collected on behalf of but not yet remitted to the Purchaser as of April 30, 2021 and May 1, 2020. This balance is included in accounts payable and accrued liabilities on the condensed and consolidated balance sheets.
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company has recorded reserves for estimated net amounts to be refunded to customers for potential adjustments for indirect cost audits and compliance with Cost Accounting Standards. As of April 30, 2021, the Company has recorded a total liability of $26 million which is presented in accounts payable and accrued liabilities on the condensed and consolidated balance sheets.
Letters of Credit and Surety Bonds
The Company has outstanding obligations relating to letters of credit of $10 million as of April 30, 2021, principally related to guarantees on insurance policies. The Company also has outstanding obligations relating to surety bonds in the amount of $19 million, principally related to performance and payment bonds on the Company’s contracts.
Note 11—Subsequent Events:
Koverse Acquisition
On May 3, 2021, the Company purchased substantially all of the assets of Koverse, a software company that provides a data management platform enabling artificial intelligence and machine learning on complex sensitive data, for $28 million in cash, subject to working capital adjustments, plus (i) potential future earnout payments of up to $27 million based on the achievement of certain revenue targets over the next four years, and (ii) deferred payments of up to $13 million over the next two years related to employee retention agreements. The acquisition represents a business combination, and management is currently evaluating the accounting for the transaction, including the purchase price allocation and related matters.
Agreement to Acquire Halfaker and Associates, LLC
On June 3, 2021, the Company entered into a definitive agreement to acquire Halfaker and Associates, LLC, a mission focused, pure-play health IT company for $250 million, and growing the Company's digital transformation portfolio. The transaction is subject to customary working capital adjustments. The Company intends to fund the transaction from increased borrowings and cash on hand. The transaction is expected to close during the second quarter of fiscal 2022.

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
The Company utilizes a 52/53 week fiscal year, ending on the Friday closest to January 31, with fiscal quarters typically consisting of 13 weeks. Fiscal 2021 began on February 1, 2020 and ended on January 29, 2021, while fiscal 2022 began on January 30, 2021 and ends on January 28, 2022.
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
Economic Opportunities, Challenges, and Risks
During the three months ended April 30, 2021, we generated greater than 95% of our revenues from contracts with the U.S. government, including subcontracts on which we perform. Our business performance is affected by the overall level of U.S. government spending and the alignment of our offerings and capabilities with the budget priorities of the U.S. government. Appropriations measures passed in December 2020 provided full funding for the federal government through the end of government fiscal year (GFY) 2021. These bills are funded at levels for defense and non-defense spending based on the August 2019 Bipartisan Budget Act agreement that raises the Budget Control Act spending caps enacted in August 2011 and suspends the Federal debt ceiling until July 31, 2021.
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
Impacts of the COVID-19 Pandemic
We are continuing to monitor the ongoing outbreak of the coronavirus disease 2019 ("COVID-19") and we continue to work with our stakeholders to assess further possible implications to our business, supply chain and customers, and to take actions in an effort to mitigate adverse consequences.
The Coronavirus Aid, Relief, and Economic Security ("CARES") Act, which was passed by Congress and signed by the President on March 27, 2020, provides a mechanism to recover our labor costs where our employees are ready and able to work but unable to access required facilities due to COVID-19. Under the American Rescue Plan Act of 2021, this support from the CARES Act has been extended through September 30, 2021. Reduced activity on contracts, including travel and other direct costs, caused revenues to be approximately $33 million lower for the three months ended April 30, 2021 (net of $39 million of labor recovered under the provisions of the CARES Act described above to maintain our workforce in a stand-ready state).
We are generally not able to bill profit on those costs and, in some cases, funding limitations and the necessity for contract modifications may cause us not to be able to recover all of the labor costs. As a result, operating income for the three months ended April 30, 2021 was reduced by approximately $4 million.
In addition, the CARES Act allows for the deferral of certain payroll tax payments and we have deferred payments totaling approximately $103 million as of April 30, 2021. We must begin repaying these deferred taxes in the fourth quarter of fiscal 2022.
We have not experienced a significant impact to our liquidity or access to capital as a result of the COVID-19 pandemic.
We continue to work with our customers to implement the related provisions of the CARES Act. We cannot currently estimate the overall impact of the COVID-19 pandemic. The longer the duration of the event, the more likely that there may be an adverse impact on our business, financial position, results of operations and/or cash flows.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
Management of Operating Performance and Reporting
Our business and program management process is directed by professional managers focused on serving our customers by providing high quality services in achieving program requirements. These managers carefully monitor contract margin performance by constantly evaluating contract risks and opportunities. Throughout each contract's life cycle, program managers review performance and update contract performance estimates to reflect their understanding of the best information available. For performance obligations satisfied over time, updates to estimates are recognized on inception-to-date activity, during the period of adjustment, resulting in either a favorable or unfavorable impact to operating income.
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
Results of Operations
The primary financial performance measures we use to manage our business and monitor results of operations are revenues, operating income, and cash flows from operating activities. The following table summarizes our results of operations:

	Three Months Ended
	April 30, 2021	Percent change	May 1, 2020
	(dollars in millions)
Revenues	$1,878	7%	$1,757
Cost of revenues	1,661	6%	1,574
As a percentage of revenues	88.4%		89.6%
Selling, general and administrative expenses	80	5%	76
Acquisition and integration costs	10	(66%)	29
Other operating income	(3)	100%	—
Operating income	130	67%	78
As a percentage of revenues	6.9%		4.4%
Net income attributable to common stockholders	$81	125%	$36
Net cash provided by operating activities	$189	(49%)	$367
Revenues. Revenues increased $121 million or 6.9% for the three months ended April 30, 2021 as compared to the same period in the prior year primarily due to the acquisition of Unisys Federal (which occurred in the middle of the first quarter of the prior year period), increased volume on existing programs, and revenue on new contracts primarily supporting the U.S. Air Force, partially offset by the completion of certain contracts. Adjusting for the impact of acquired revenues and divested revenues, revenues grew 2.6% primarily due to net increases in program volume and new awards.
Cost of Revenues. Cost of revenues increased $87 million for the three months ended April 30, 2021 as compared to the same period in the prior year primarily due to the inclusion of a full quarter of Unisys Federal contracts in the current year period. Cost of revenues as a percentage of revenues decreased from the prior year quarter, primarily due to improved profitability across our contract portfolio and the acquisition of Unisys Federal.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
Selling, General and Administrative Expenses. SG&A increased $4 million for the three months ended April 30, 2021 as compared to the same period in the prior year primarily due to increased intangible asset amortization related to the acquisition of Unisys Federal.
Operating Income. Operating income as a percentage of revenues of 6.9% for the three months ended April 30, 2021 increased from 4.4% in the comparable prior year period primarily due to lower acquisition and integration costs, improved profitability across our contract portfolio, the acquisition of Unisys Federal (which occurred in the middle of the first quarter of the prior year period), lower indirect costs due to timing, and benefit from a net favorable settlement of prior indirect rate years, partially offset by increased intangible asset amortization.
Net Cash Provided by Operating Activities. Net cash provided by operating activities was $189 million for the three months ended April 30, 2021, a decrease of $178 million compared to the prior year, primarily due to a net decrease in cash received under the MARPA Facility ($185 million).
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
EBITDA and Adjusted EBITDA. The performance measure EBITDA is calculated by taking net income and excluding interest and loss on sale of receivables, provision for income taxes, and depreciation and amortization. Adjusted EBITDA is calculated by taking EBITDA and excluding acquisition and integration costs and restructuring costs. Integration costs excluded are costs to integrate acquired companies and include costs of strategic consulting services, facility consolidation and employee related costs such as retention and severance costs. The acquisition and integration costs relate to the Company's significant acquisitions of Engility, Unisys Federal, and Koverse. Adjusted EBITDA is a performance measure that excludes costs that we do not consider to be indicative of our ongoing performance.
We believe that EBITDA and adjusted EBITDA provide management and investors with useful information in assessing trends in our ongoing operating performance and may provide greater visibility in understanding the long-term financial performance of the Company.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
EBITDA and adjusted EBITDA for the periods presented were calculated as follows:

	Three Months Ended
	April 30, 2021	May 1, 2020
	(in millions)
Net income	$82	$37
Interest expense and loss on sale of receivables	28	32
Interest income	—	(1)
Provision for income taxes	23	8
Depreciation and amortization	42	33
EBITDA	175	109
EBITDA as a percentage of revenues	9.3%	6.2%
Acquisition and integration costs	10	29
Depreciation included in acquisition and integration costs	(1)	—
Recovery of acquisition and integration costs(1)	—	(1)
Adjusted EBITDA	$184	$137
Adjusted EBITDA as a percentage of revenues	9.8%	7.8%
(1)    Adjustment to reflect the portion of acquisition and integration costs and recovered through the Company's indirect rates in accordance with Cost Accounting Standards.
Adjusted EBITDA as a percentage of revenues for the three months ended April 30, 2021 increased to 9.8% of revenues from 7.8% of revenues for the prior year quarter primarily due to a net increase in profitability across our existing contract portfolio, the acquisition of Unisys Federal (which occurred in the middle of the first quarter of the prior year period), lower indirect costs due to timing, and benefit from a net favorable settlement of prior indirect rate years.
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
The estimated value of our total backlog as of the dates presented was:

	April 30, 2021	January 29, 2021
	(in millions)
Funded backlog	$3,319	$3,024
Negotiated unfunded backlog	20,543	18,524
Total backlog	$23,862	$21,548
We had net bookings worth an estimated $4.2 billion during the three months ended April 30, 2021. Total backlog at the end of the first quarter has increased compared to total backlog at prior year end primarily due to several large awards received during the period from the U.S. Army.
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

	Three Months Ended
	April 30, 2021	May 1, 2020
Cost reimbursement	53%	55%
Time and materials (T&M)	22%	21%
Firm-fixed price (FFP)	25%	24%
Total	100%	100%
Our contract mix for the three months ended April 30, 2021 reflects an increase in firm-fixed price and time and materials type contracts due to the acquisition of Unisys Federal (which occurred in the middle of the first quarter of the prior year period and historically had a higher proportion of these contracts).

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

	Three Months Ended
	April 30, 2021	May 1, 2020

Labor-related cost of revenues	54%	55%
Subcontractor-related cost of revenues	29%	30%
Supply chain materials-related cost of revenues	8%	9%
Other materials-related cost of revenues	9%	6%
Cost of revenues mix for the three months ended April 30, 2021 reflects an increase in other materials-related content due in part to the acquisition of Unisys Federal (which occurred in the middle of the first quarter of the prior year period and historically had a higher proportion of such costs).
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
Historical Cash Flow Trends
The following table summarizes our cash flows:

	Three Months Ended
	April 30, 2021	May 1, 2020
	(in millions)
Net cash provided by operating activities	$189	$367
Net cash used in investing activities	(4)	(1,202)
Net cash (used in) provided by financing activities	(95)	927
Net increase in cash, cash equivalents and restricted cash	$90	$92
Net Cash Provided by Operating Activities. Refer to “Results of Operations” above for a discussion of the changes in cash provided by operating activities between the three months ended April 30, 2021 and the comparable prior year period.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
Net Cash Used in Investing Activities. Cash used in investing activities for the three months ended April 30, 2021 decreased compared to the prior year period primarily due to cash paid for the acquisition of Unisys Federal in the prior year period.
Net Cash Used in / Provided by Financing Activities. Cash used in financing activities for the three months ended April 30, 2021 was $95 million compared to cash provided by financing activities of $927 million in the prior year period. This change is primarily due to proceeds from borrowings obtained to finance the Unisys Federal acquisition in the prior year period.
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
Management believes that our critical accounting policies are those that are both material to the presentation of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments. Typically, the circumstances that make these judgments difficult, subjective and complex have to do with making estimates about the effect of matters that are inherently uncertain. There have been no changes to our existing critical accounting policies during the three months ended April 30, 2021 from those disclosed in our most recently filed Annual Report on Form 10-K.
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
Item 4. Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) and have concluded that as of April 30, 2021 these controls and procedures were operating and effective.
Changes in Internal Control Over Financial Reporting
As part of our integration of Unisys Federal into the Company, we have integrated controls and related procedures with respect to the acquired operations. Other than incorporating the legacy Unisys Federal operations into the Company’s controls and related procedures, there have been no changes in our internal control over financial reporting during the quarterly period covered by this report that materially affected, or are likely to materially affect, our internal control over financial reporting.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
PART II—OTHER INFORMATION

Item 1. Legal Proceedings
We have provided information about legal proceedings in which we are involved in our fiscal 2021 Annual Report on Form 10-K, and we have provided an update to this information in Note 10 of the notes to the condensed and consolidated financial statements contained within this report.
In addition to the described legal proceedings, we are routinely subject to investigations and reviews relating to compliance with various laws and regulations. Additional information regarding such investigations and reviews is included in our fiscal 2021 Annual Report on Form 10-K, and we have also updated this information in Note 10 of the notes to the condensed and consolidated financial statements contained within this report, under the heading “Government Investigations, Audits and Reviews.”
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
The following table presents repurchases of our common stock during the three months ended April 30, 2021:

Period(1)	Total Number of Shares (or Units) Purchased(2)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(3)
January 30, 2021 - March 5, 2021	156,513	$92.43	155,799	4,298,174
March 6, 2021 - April 2, 2021	141,780	90.50	133,008	4,165,166
April 3, 2021 - April 30, 2021	141,692	86.86	141,120	4,024,046
Total	439,985	$90.02	429,927
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
(3)On March 27, 2019, the number of shares that may be purchased increased by approximately 4.6 million shares, bringing the total authorized shares to be repurchased under the plan to approximately 16.4 million shares. As of April 30, 2021, we have repurchased approximately 12.4 million shares of common stock under the program.
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
Date: June 3, 2021

Science Applications International Corporation

/s/ Prabu Natarajan
Prabu Natarajan Executive Vice President and Chief Financial Officer