Form 10-Q
period 2021-07-30
Science Applications International Corp
filed 2021-09-03
CIK 1571123

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
Form 10-Q
_________________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares issued and outstanding of the registrant’s common stock as of August 20, 2021 was as follows:
57,566,180 shares of common stock ($.0001 par value per share)

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
FORM 10-Q

-i-

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
CONDENSED AND CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
	July 30, 2021	July 31, 2020	July 30, 2021	July 31, 2020
	(in millions, except per share amounts)
Revenues	$1,836	$1,764	$3,714	$3,521
Cost of revenues	1,604	1,564	3,265	3,138
Selling, general and administrative expenses	85	89	165	165
Acquisition and integration costs	14	15	24	44
Other operating income	—	(4)	(3)	(4)
Operating income	133	100	263	178
Interest expense	26	32	53	63
Other (income) expense, net	(1)	(2)	(3)	—
Income before income taxes	108	70	213	115
Provision for income taxes	(26)	(17)	(49)	(25)
Net income	82	53	164	90
Net income attributable to non-controlling interest	—	2	1	3
Net income attributable to common stockholders	$82	$51	$163	$87
Earnings per share:
Basic	$1.42	$0.88	$2.81	$1.50
Diluted	$1.41	$0.87	$2.79	$1.49

 See accompanying notes to condensed and consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
CONDENSED AND CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
	July 30, 2021	July 31, 2020	July 30, 2021	July 31, 2020
	(in millions)
Net income	$82	$53	$164	$90
Other comprehensive income (loss), net of tax:
Net unrealized gain (loss) on derivative instruments	1	(1)	15	(37)
Total other comprehensive income (loss), net of tax	1	(1)	15	(37)
Comprehensive income	$83	$52	$179	$53
Comprehensive income attributable to non-controlling interest	—	2	1	3
Comprehensive income attributable to common stockholders	$83	$50	$178	$50

See accompanying notes to condensed and consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
CONDENSED AND CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	July 30, 2021	January 29, 2021
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$133	$171
Receivables, net	1,064	962
Inventory, prepaid expenses and other current assets	146	156
Total current assets	1,343	1,289
Goodwill	2,899	2,787
Intangible assets, net	1,199	1,138
Property, plant, and equipment (net of accumulated depreciation of $173 million and $158 million at July 30, 2021 and January 29, 2021, respectively)	105	108
Operating lease right of use assets	221	236
Other assets	138	165
Total assets	$5,905	$5,723

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$897	$861
Accrued payroll and employee benefits	374	346
Long-term debt, current portion	112	68
Total current liabilities	1,383	1,275
Long-term debt, net of current portion	2,461	2,447
Operating lease liabilities	195	205
Other long-term liabilities	238	244
Commitments and contingencies (Note 11)
Equity:
Common stock, $0.0001 par value, 1 billion shares authorized, 58 million shares issued and outstanding as of July 30, 2021 and January 29, 2021	—	—
Additional paid-in capital	945	1,004
Retained earnings	747	627
Accumulated other comprehensive loss	(74)	(89)
Total common stockholders' equity	1,618	1,542
Non-controlling interest	10	10
Total stockholders' equity	1,628	1,552
Total liabilities and stockholders' equity	$5,905	$5,723

See accompanying notes to condensed and consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
CONDENSED AND CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

	Shares of common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non-controlling interest	Total
	(in millions)
Balance at April 30, 2021	58	$965	$687	$(75)	$10	$1,587
Net income	—	—	82	—	—	82
Issuances of stock	—	4	—	—	—	4
Other comprehensive income, net of tax	—	—	—	1	—	1
Cash dividends of $0.37 per share	—	—	(22)	—	—	(22)
Stock-based compensation	—	13	—	—	—	13
Repurchases of stock	—	(37)	—	—	—	(37)
Distributions to non-controlling interest	—	—	—	—	—	—
Balance at July 30, 2021	58	$945	$747	$(74)	$10	$1,628

Balance at January 29, 2021	58	$1,004	$627	$(89)	$10	$1,552
Net income	—	—	163	—	1	164
Issuances of stock	—	8	—	—	—	8
Other comprehensive income, net of tax	—	—	—	15	—	15
Cash dividends of $0.74 per share	—	—	(43)	—	—	(43)
Stock-based compensation	—	10	—	—	—	10
Repurchases of stock	—	(77)	—	—	—	(77)
Distributions to non-controlling interest	—	—	—	—	(1)	(1)
Balance at July 30, 2021	58	$945	$747	$(74)	$10	$1,628

Balance at May 1, 2020	58	$983	$520	$(108)	$13	$1,408
Net income	—	—	51	—	2	53
Issuances of stock	—	3	—	—	—	3
Other comprehensive loss, net of tax	—	—	—	(1)	—	(1)
Cash dividends of $0.37 per share	—	—	(21)	—	—	(21)
Stock-based compensation	—	11	—	—	—	11
Repurchases of stock	—	(1)	—	—	—	(1)
Distributions to non-controlling interest	—	—	—	—	(2)	(2)
Balance at July 31, 2020	58	$996	$550	$(109)	$13	$1,450

Balance at January 31, 2020	58	$983	$506	$(72)	$10	$1,427
Net income	—	—	87	—	3	90
Issuances of stock	—	6	—	—	—	6
Other comprehensive loss, net of tax	—	—	—	(37)	—	(37)
Cash dividends of $0.74 per share	—	—	(43)	—	—	(43)
Stock-based compensation	—	9	—	—	—	9
Repurchases of stock	—	(2)	—	—	—	(2)
Distributions to non-controlling interest	—	—	—	—	—	—
Balance at July 31, 2020	58	$996	$550	$(109)	$13	$1,450

See accompanying notes to condensed and consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
CONDENSED AND CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	July 30, 2021	July 31, 2020
	(in millions)
Cash flows from operating activities:
Net income	$164	$90
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	79	83
Amortization of off-market customer contracts	(17)	(7)
Amortization of debt issuance costs	4	12
Deferred income taxes	31	11
Stock-based compensation expense	24	19
(Gain) loss on divestitures	(2)	10
Impairment of right of use assets	10	—
Increase (decrease) resulting from changes in operating assets and liabilities, net of the effect of acquisitions:
Receivables	(80)	151
Inventory, prepaid expenses and other current assets	10	(15)
Other assets	(8)	(7)
Accounts payable and accrued liabilities	42	(4)
Accrued payroll and employee benefits	20	80
Operating lease assets and liabilities, net	3	(5)
Other long-term liabilities	1	53
Net cash provided by operating activities	281	471
Cash flows from investing activities:
Expenditures for property, plant, and equipment	(17)	(23)
Purchases of marketable securities	(3)	(4)
Sales of marketable securities	2	7
Cash paid for acquisitions, net of cash acquired	(244)	(1,202)
Proceeds from divestitures	8	1
Other	(2)	(2)
Net cash used in investing activities	(256)	(1,223)
Cash flows from financing activities:
Dividend payments to stockholders	(44)	(44)
Principal payments on borrowings	(61)	(158)
Issuances of stock	8	6
Stock repurchased and retired or withheld for taxes on equity awards	(91)	(12)
Proceeds from borrowings	116	1,000
Debt issuance costs	—	(27)
Distributions to non-controlling interest	(1)	—
Net cash (used in) provided by financing activities	(73)	765
Net (decrease) increase in cash, cash equivalents and restricted cash	(48)	13
Cash, cash equivalents and restricted cash at beginning of period	190	202
Cash, cash equivalents and restricted cash at end of period	$142	$215
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
During the second quarter of fiscal 2022, the Company completed the acquisition of Halfaker and Associates, LLC (Halfaker), a mission focused, pure-play health IT company, growing the Company's digital transformation portfolio. Additionally, the Company acquired Koverse, a software company that provides a data management platform enabling artificial intelligence and machine learning on complex sensitive data.
During the first quarter of fiscal 2021, the Company completed the acquisition of Unisys Federal, a former operating unit of Unisys Corporation, which enhances our capabilities in government priority areas, expands our portfolio of intellectual property and technology-driven offerings, and increases our access to current and new customers.
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
Marketable Securities
Investments in marketable securities consist of equity securities which are recorded at fair value using observable inputs such as quoted prices in active markets (Level 1). As of July 30, 2021 and January 29, 2021, the fair value of our investments total $30 million and $27 million, respectively, and are included in other assets on the condensed and consolidated balance sheets. The Company's investments are primarily held in a custodial account, which includes investments to fund our deferred compensation plan liabilities.
Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the condensed and consolidated balance sheets for the periods presented:

	July 30, 2021	January 29, 2021
	(in millions)
Cash and cash equivalents	$133	$171
Restricted cash included in inventory, prepaid expenses and other current assets	5	5
Restricted cash included in other assets	4	14
Cash, cash equivalents and restricted cash	$142	$190
Acquisition and Integration Costs
Acquisition-related costs that are not part of the purchase price consideration are generally expensed as incurred, except for certain costs that are deferred in connection with the issuance of debt. These costs typically include transaction-related costs, such as finder’s fees, legal, accounting, and other professional costs. Integration-related costs represent costs directly related to combining the Company and its acquired businesses. Integration-related costs typically include strategic consulting services, facility consolidation, employee related costs, such as retention, severance and accelerated vesting of assumed stock awards, costs to integrate information technology infrastructure, enterprise planning systems, processes, and other non-recurring integration-related costs. Acquisition and integration costs are presented together as acquisition and integration costs on the condensed and consolidated statements of income.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The amounts recognized in acquisition and integration costs on the condensed and consolidated statements of income are as follows:

	Three Months Ended		Six Months Ended
	July 30, 2021	July 31, 2020	July 30, 2021	July 31, 2020
	(in millions)
Acquisition(1)	$2	$—	$3	$20
Integration(2)(3)	12	15	21	24
Total acquisition and integration costs	$14	$15	$24	$44
(1)    Acquisition expenses recognized for the three and six months ended July 30, 2021 are related to the acquisitions of Halfaker and Koverse. Acquisition expenses recognized for the six months ended July 31, 2020 are related to the acquisition of Unisys Federal.
(2)    Includes $3 million and $10 million of impairment of right of use lease assets for the three and six months ended July 30, 2021 and $4 million of restructuring costs for the six months ended July 31, 2020.
(3)    Integration expenses for the three and six months ended July 31, 2020 include an $11 million loss associated with the divestiture of non-strategic international operations.
Accounting Standards Updates
Accounting Standards Updates effective after July 30, 2021 are not expected to have a material effect on the Company’s financial statements.
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
A reconciliation of the weighted-average number of shares outstanding used to compute basic and diluted EPS was:

	Three Months Ended		Six Months Ended
	July 30, 2021	July 31, 2020	July 30, 2021	July 31, 2020
	(in millions)
Basic weighted-average number of shares outstanding	57.9	58.1	58.0	58.0
Dilutive common share equivalents - stock options and other stock-based awards	0.5	0.5	0.5	0.5
Diluted weighted-average number of shares outstanding	58.4	58.6	58.5	58.5
The following stock-based awards were excluded from the weighted-average number of shares outstanding used to compute diluted EPS:

	Three Months Ended		Six Months Ended
	July 30, 2021	July 31, 2020	July 30, 2021	July 31, 2020
	(in millions)
Antidilutive stock options excluded	—	0.4	—	0.4
Dividends
The Company declared and paid a quarterly dividend of $0.37 per share of its common stock during the three months ended July 30, 2021. Subsequent to the end of the quarter, on September 1, 2021, the Company's Board of Directors declared a quarterly dividend of $0.37 per share of the Company's common stock payable on October 29, 2021 to stockholders of record on October 15, 2021.

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
Aggregate net changes in estimates on contracts accounted for using the cost-to-cost method of accounting were recognized in operating income as follows:

	Three Months Ended		Six Months Ended
	July 30, 2021	July 31, 2020	July 30, 2021	July 31, 2020
	(in millions, except per share amounts)
Net favorable adjustments	$6	$—	$9	$3
Net favorable adjustments, after tax	5	—	7	2
Diluted EPS impact	$0.08	$—	$0.12	$0.04
Revenues were $15 million and $20 million higher for the three and six months ended July 30, 2021, respectively, and $2 million and $6 million higher for the three and six months ended July 31, 2020, respectively, due to net revenue recognized from performance obligations satisfied in prior periods.
Disaggregation of Revenues
The Company's revenues are generated primarily from long-term contracts with the U.S. government including subcontracts with other contractors engaged in work for the U.S. government. The Company disaggregates revenues by customer, contract-type and prime vs. subcontractor to the federal government.
Disaggregated revenues by customer were as follows:

	Three Months Ended		Six Months Ended
	July 30, 2021	July 31, 2020	July 30, 2021	July 31, 2020
	(in millions)
Department of Defense	$900	$833	$1,820	$1,692
Other federal government agencies	899	894	1,822	1,757
Commercial, state and local	37	37	72	72
Total	$1,836	$1,764	$3,714	$3,521

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Disaggregated revenues by contract-type were as follows:

	Three Months Ended		Six Months Ended
	July 30, 2021	July 31, 2020	July 30, 2021	July 31, 2020
	(in millions)
Cost reimbursement	$993	$937	$1,983	$1,907
Time and materials (T&M)	365	402	776	776
Firm-fixed price (FFP)	478	425	955	838
Total	$1,836	$1,764	$3,714	$3,521
Disaggregated revenues by prime vs. subcontractor were as follows:

	Three Months Ended		Six Months Ended
	July 30, 2021	July 31, 2020	July 30, 2021	July 31, 2020
	(in millions)
Prime contractor to federal government	$1,657	$1,593	$3,347	$3,181
Subcontractor to federal government	142	134	295	268
Other	37	37	72	72
Total	$1,836	$1,764	$3,714	$3,521
Contract Balances
Contract balances for the periods presented were as follows:

	Balance Sheet line item	July 30, 2021	January 29, 2021
		(in millions)
Billed and billable receivables, net(1)	Receivables, net	$672	$600
Contract assets - unbillable receivables	Receivables, net	392	362
Contract assets - contract retentions	Other assets	17	18
Contract liabilities - current	Accounts payable and accrued liabilities	51	82
Contract liabilities - non-current	Other long-term liabilities	$11	$17
(1)    Net of allowance of $4 million and $3 million as of July 30, 2021 and January 29, 2021.
During the three and six months ended July 30, 2021, the Company recognized revenues of $14 million and $64 million, respectively, relating to amounts that were included in the opening balance of contract liabilities as of January 29, 2021. During the three and six months ended July 31, 2020, the Company recognized revenues of $5 million and $22 million, respectively, relating to amounts that were included in the opening balance of contract liabilities as of January 31, 2020.
Remaining Performance Obligations
As of July 30, 2021, the Company had $4.9 billion of remaining performance obligations. Remaining performance obligations represent the expected value yet to be recognized on exercised contracts. Remaining performance obligations exclude unexercised option periods and unissued task orders under indefinite delivery, indefinite quantity (IDIQ) contracts. Remaining performance obligations also exclude any variable consideration that is allocated entirely to unsatisfied performance obligations on our supply chain contracts. The Company expects to recognize revenue on approximately 80% of the remaining performance obligations over the next 12 months and approximately 90% over the next 24 months, with the remaining recognized thereafter.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Lessor revenue
The Company leases IT equipment and hardware to its customers. All of the Company’s lessor arrangements are operating leases. Operating lease revenue is recognized on a straight-line basis over the term of the lease. Operating lease income is reported as revenue on the condensed and consolidated statements of income. Operating lease income was $2 million and $11 million for the three and six months ended July 30, 2021, respectively, and $11 million and $17 million for the three and six months ended July 31, 2020, respectively.
Note 4—Acquisitions:
Halfaker Acquisition
On July 2, 2021, the Company completed the acquisition of Halfaker, a mission focused, pure-play health IT company for a preliminary purchase price of $217 million, net of $3 million cash acquired, subject to post-closing adjustments. The Company funded the transaction from increased borrowings (as discussed in Note 7) and cash on hand. The allocation of the preliminary purchase price resulted in goodwill of $92 million and intangible assets of $112 million, all of which is deductible for income tax purposes. The Company has not yet obtained all of the information required to complete the purchase price allocation related to this acquisition. The goodwill is primarily associated with future customer relationships and an acquired assembled work force. The intangible assets consist of backlog of $17 million and customer relationships of $95 million that will be amortized over a period of one and nine years, respectively. During the current quarter, the Company recognized integration expenses of $3 million related to the payment of certain transaction bonuses. The Company will make additional cash payments of $21 million in March 2022 associated with certain change in control provisions that will be recognized as post-combination expense.
Koverse Acquisition
On May 3, 2021, the Company acquired Koverse, a software company that provides a data management platform enabling artificial intelligence and machine learning on complex sensitive data, for a preliminary purchase price of $30 million, net of $2 million cash acquired, subject to post-closing adjustments. The preliminary purchase price includes $3 million of contingent consideration, representing the fair value recognized for potential future earnout payments of up to $27 million based on the achievement of certain revenue targets over the next four years. The allocation of the preliminary purchase price resulted in goodwill of $21 million and intangible assets of $10 million, which are not deductible for income tax purposes. The goodwill is primarily associated with intellectual capital, future customer relationships, and an acquired assembled work force. The intangible assets, which primarily consist of developed technology, are being amortized over a weighted average period of seven years. The Company will recognize an additional $13 million in post-combination compensation expense over the next two years associated with employee retention agreements.
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
During the second quarter of fiscal 2022, the Company accelerated the amortization for certain off-market customer contracts as a result of a change in the expected contractual terms and resulted in additional amortization of $8 million during the quarter. Amortization for the next four years is expected to be as follows: $16 million in the remainder of 2022, $9 million in 2023, $8 million in 2024, and $2 million in 2025.
The amount of Unisys Federal's revenue included in the condensed and consolidated statements of income for the three and six months ended July 31, 2020, was $175 million and $279 million, respectively, and the amount of net income attributable to common stockholders included in the condensed and consolidated statements of income for the three and six months ended July 31, 2020, was $8 million and $19 million, respectively.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following unaudited pro forma financial information presents the combined results of operations for Unisys Federal and the Company for the three and six months ended July 31, 2020:

	Three Months Ended	Six Months Ended
	July 31, 2020	July 31, 2020
	(in millions)
Revenues	$1,764	$3,611
Net income attributable to common stockholders	$62	$115
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
Note 5—Goodwill and Intangible Assets:
Goodwill
Goodwill had a carrying value of $2,899 million and $2,787 million as of July 30, 2021 and January 29, 2021, respectively. Goodwill increased by $112 million during the six months ended July 30, 2021, primarily due to the acquisitions of Halfaker ($92 million) and Koverse ($21 million) as discussed in Note 4. There were no impairments of goodwill during the periods presented.
Intangible Assets
Intangible assets, all of which were finite-lived, consisted of the following:

	July 30, 2021			January 29, 2021
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
	(in millions)
Customer relationships	$1,467	$(294)	$1,173	$1,371	$(241)	$1,130
Backlog	17	(1)	16	47	(41)	6
Developed technology	10	(1)	9	9	(7)	2
Trade name	1	—	1	—	—	—
Total intangible assets	$1,495	$(296)	$1,199	$1,427	$(289)	$1,138
Amortization expense related to intangible assets was $29 million and $61 million for the three and six months ended July 30, 2021, respectively, and $42 million and $68 million for the three and six months ended July 31, 2020, respectively. There were no intangible asset impairment losses during the periods presented.
As of July 30, 2021, the estimated future annual amortization expense related to intangible assets is as follows:

Fiscal Year Ending	(in millions)
Remainder of 2022	$66
2023	$125
2024	$115
2025	$115
2026	$115
Thereafter	$663
Total	$1,199

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Actual amortization expense in future periods could differ from these estimates as a result of future acquisitions, divestitures, impairments, and other factors.
Note 6—Income Taxes:
The Company's effective income tax rate was 23.6% and 23.0% for the three and six months ended July 30, 2021, respectively, and 24.9% and 22.0% for the three and six months ended July 31, 2020, respectively. The Company’s effective tax rate was lower for the three months ended July 30, 2021 compared to the prior year period primarily due to tax benefits recorded from an employee retention credit study. The Company's effective tax rate was higher for the six months ended July 30, 2021 compared to the prior year period due to lower excess tax benefits from employee share-based compensation and the prior period included the benefits from a reversal of foreign tax reserves. Tax rates for the three and six months ended July 30, 2021 were lower than the combined federal and state statutory rates due principally to excess tax benefits related to employee share-based compensation, research and development tax credits, employee retention credits, and other permanent book tax differences.
As of July 30, 2021, the Company's total liability for unrecognized tax benefits was $68 million, which is classified as other long-term liabilities on the condensed and consolidated balance sheets, and if recognized, would positively impact the effective tax rate.
While the Company believes it has adequate accruals for uncertainty in income taxes, the tax authorities, on review of the Company’s tax filings, may determine that the Company owes taxes in excess of recorded accruals, or the recorded accruals may be in excess of the final settlement amounts agreed to by the tax authorities. Although the timing of such reviews is not certain, over the next 12 months the Company does not expect a significant increase or decrease in the unrecognized tax benefits recorded at July 30, 2021.
Note 7—Debt Obligations:
The Company’s long-term debt as of the dates presented was as follows:

	July 30, 2021					January 29, 2021
	Stated interest rate	Effective interest rate	Principal	Unamortized debt issuance costs	Net	Principal	Unamortized debt issuance costs	Net
			(in millions)
Term Loan A Facility due October 2023	1.84%	2.17%	$805	$(6)	$799	$844	$(6)	$838
Term Loan A2 Facility due October 2023	1.84%	2.00%	100	—	100	—	—	—
Term Loan B Facility due October 2025	1.97%	2.16%	1,021	(8)	1,013	1,026	(9)	1,017
Term Loan B2 Facility due March 2027	1.97%	2.36%	272	(6)	266	272	(6)	266
Senior Notes due April 2028	4.88%	5.04%	400	(5)	395	400	(6)	394
Total long-term debt			$2,598	$(25)	$2,573	$2,542	$(27)	$2,515
Less current portion			112	—	112	68	—	68
Total long-term debt, net of current portion			$2,486	$(25)	$2,461	$2,474	$(27)	$2,447
As of July 30, 2021, the Company has a $2.6 billion credit facility (the Credit Facility) consisting of a $400 million secured Revolving Credit Facility due October 2023, an $805 million secured Term Loan A Facility due October 2023, a $100 million secured Term Loan A2 Facility due October 2023, a $1,021 million secured Term Loan B Facility due October 2025, and a $272 million secured Term Loan B2 Facility due March 2027 (together, the Term Loan Facilities). There is no balance outstanding on the Revolving Credit Facility as of July 30, 2021. As of July 30, 2021, the Company was in compliance with the covenants under its Credit Facility.
On March 1, 2021, the Company executed the Third Amendment to the Third Amended and Restated Credit Agreement, which reduces the applicable margin for the Term Loan B2 Facility due March 2027 for LIBOR loans from 2.25% to 1.875% and for base rate loans from 1.25% to 0.875%.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

On July 2, 2021, the Company executed the Fourth Amendment to the Third Amended and Restated Credit Agreement, which established a new senior secured incremental term loan credit facility commitment in the amount of $100 million (the Term Loan A2 Facility due October 2023). The entirety of the Term Loan A2 Facility due October 2023 was borrowed by the Company and the proceeds were immediately used to pay a portion of the purchase price of Halfaker (see Note 4).
The Term Loan A2 Facility due October 2023 will amortize quarterly beginning October 31, 2021 at 0.3125% of the original borrowed amount thereunder. The Term Loan A2 Facility due October 2023 may be prepaid at any time without penalty and is subject to the same mandatory prepayments, including from excess cash flow, as the Company’s existing term loans under the Credit Facility. The Term Loan A2 Facility due October 2023 will mature and be due and payable in full on October 31, 2023.
The Term Loan A2 Facility due October 2023 is secured by substantially all of the assets of the Company and the Company’s wholly owned domestic subsidiaries, and is guaranteed by each of the Company’s wholly owned domestic subsidiaries. The Term Loan A2 Facility due October 2023 will bear interest at a variable rate of interest based on LIBOR or a base rate, plus an applicable margin of 1.25% to 2.00% for LIBOR loans and 0.25% to 1.00% for base rate loans, dependent upon the Company’s leverage ratio.
The Term Loan A2 Facility due October 2023 is subject to the same covenants and events of default as the Company’s existing term loans under the Credit Facility.
As of July 30, 2021 and January 29, 2021, the carrying value of the Company’s outstanding debt obligations approximated its fair value. The fair value of long-term debt is calculated using Level 2 inputs, based on interest rates available for debt with terms and maturities similar to the Company’s Term Loan Facilities and Senior Notes.
Note 8—Derivative Instruments Designated as Cash Flow Hedges:
The Company’s derivative instruments designated as cash flow hedges consist of:

					Liability Fair Value(1) at
	Notional Amount at July 30, 2021	Pay Fixed Rate	Receive Variable Rate	Settlement and Termination	July 30, 2021	January 29, 2021
	(in millions)				(in millions)
Interest rate swaps #1	$—	2.78%	1-month LIBOR	Monthly through July 30, 2021	$—	$(3)
Interest rate swaps #2	685	3.07%	1-month LIBOR	Monthly through October 31, 2025	(70)	(81)
Interest rate swaps #3	563	2.49%	1-month LIBOR	Monthly through October 31, 2023	(25)	(33)
Total	$1,248				$(95)	$(117)
(1)    The fair value of the fixed interest rate swaps liability is included in accounts payable and accrued liabilities on the condensed and consolidated balance sheets.
The Company is party to fixed interest rate swap instruments that are designated and accounted for as cash flow hedges to manage risks associated with interest rate fluctuations on a portion of the Company’s floating rate debt. The counterparties to all swap agreements are financial institutions. See Note 9 for the unrealized change in fair values on cash flow hedges recognized in other comprehensive income (loss) and the amounts reclassified from accumulated other comprehensive loss into earnings for the current and comparative periods presented. The Company estimates that it will reclassify $34 million of unrealized losses from accumulated other comprehensive loss into earnings in the twelve months following July 30, 2021.

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

	Unrealized Gains (Losses) on Fixed Interest Rate Swap Cash Flow Hedges(1)	Defined Benefit Obligation Adjustment	Total
	(in millions)
Three months ended July 30, 2021
Balance at April 30, 2021	$(72)	$(3)	$(75)
Other comprehensive loss before reclassifications	(6)	—	(6)
Amounts reclassified from accumulated other comprehensive loss	8	—	8
Income tax impact	(1)	—	(1)
Net other comprehensive income	1	—	1
Balance at July 30, 2021	$(71)	$(3)	$(74)

Three months ended July 31, 2020
Balance at May 1, 2020	$(103)	$(5)	$(108)
Other comprehensive loss before reclassifications	(10)	—	(10)
Amounts reclassified from accumulated other comprehensive loss	8	—	8
Income tax impact	1	—	1
Net other comprehensive loss	(1)	—	(1)
Balance at July 31, 2020	$(104)	$(5)	$(109)

Six months ended July 30, 2021
Balance at January 29, 2021	$(86)	$(3)	$(89)
Other comprehensive income before reclassifications	4	—	4
Amounts reclassified from accumulated other comprehensive loss	17	—	17
Income tax impact	(6)	—	(6)
Net other comprehensive income	15	—	15
Balance at July 30, 2021	$(71)	$(3)	$(74)

Six months ended July 31, 2020
Balance at January 31, 2020	$(67)	$(5)	$(72)
Other comprehensive loss before reclassifications	(62)	—	(62)
Amounts reclassified from accumulated other comprehensive loss	12	—	12
Income tax impact	13	—	13
Net other comprehensive loss	(37)	—	(37)
Balance at July 31, 2020	$(104)	$(5)	$(109)
(1)The amount reclassified from accumulated other comprehensive loss is included in interest expense.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 10—Sales of Receivables:
The Company has a Master Accounts Receivable Purchase Agreement (MARPA Facility) with MUFG Bank, Ltd. (the Purchaser) for the sale of up to a maximum amount of $300 million of certain designated eligible receivables with the U.S. government.
During the six months ended July 30, 2021 and July 31, 2020, the Company incurred purchase discount fees of $1 million, which are presented in Other (income) expense, net on the condensed and consolidated statements of income.
MARPA Facility activity consisted of the following:

	Six Months Ended
	July 30, 2021	July 31, 2020
	(in millions)
Beginning balance	$185	$—
Sale of receivables	1,638	1,624
Cash collections	(1,623)	(1,424)
Outstanding balance sold to Purchaser(1)	200	200
Cash collected, not remitted to Purchaser(2)	(46)	(14)
Remaining sold receivables	$154	$186
(1)    For the six months ended July 30, 2021 and July 31, 2020, the Company recorded a net increase to cash flows from operating activities of $15 million and $200 million, respectively, from sold receivables.
(2)    Represents primarily the cash collected on behalf of but not yet remitted to the Purchaser as of July 30, 2021 and July 31, 2020. This balance is included in accounts payable and accrued liabilities on the condensed and consolidated balance sheets.
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
The Company has recorded reserves for estimated net amounts to be refunded to customers for potential adjustments for indirect cost audits and compliance with Cost Accounting Standards. As of July 30, 2021, the Company has recorded a total liability of $17 million which is presented in accounts payable and accrued liabilities on the condensed and consolidated balance sheets.
Letters of Credit and Surety Bonds
The Company has outstanding obligations relating to letters of credit of $10 million as of July 30, 2021, principally related to guarantees on insurance policies. The Company also has outstanding obligations relating to surety bonds in the amount of $19 million, principally related to performance and payment bonds on the Company’s contracts.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations and quantitative and qualitative disclosures about market risk should be read in conjunction with our unaudited condensed and consolidated financial statements and the related notes. It contains forward-looking statements (which may be identified by words such as those described in “Risk Factors—Forward-Looking Statement Risks” in Part I of the most recently filed Annual Report on Form 10-K), including statements regarding our intent, belief, or current expectations with respect to, among other things, trends affecting our financial condition or results of operations (including our financial targets discussed below under “Management of Operating Performance and Reporting” and “Liquidity and Capital Resources”); backlog; our industry; government budgets and spending; market opportunities; the impact of competition; and the impact of acquisitions. Such statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those in the forward-looking statements as a result of various factors. Risks, uncertainties and assumptions that could cause or contribute to these differences include those discussed below, in “Risk Factors” in Part II of this report and in Part I of the most recently filed Annual Report on Form 10-K. Due to such risks, uncertainties and assumptions you are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date hereof. We do not undertake any obligation to update these factors or to publicly announce the results of any changes to our forward-looking statements due to future results or developments.
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
Economic Opportunities, Challenges, and Risks
During the three and six months ended July 30, 2021, we generated greater than 95% of our revenues from contracts with the U.S. government, including subcontracts on which we perform. Our business performance is affected by the overall level of U.S. government spending and the alignment of our offerings and capabilities with the budget priorities of the U.S. government. Appropriations measures passed in December 2020 provided full funding for the federal government through the end of government fiscal year (GFY) 2021. These bills are funded at levels for defense and non-defense spending based on the August 2019 Bipartisan Budget Act agreement that raises the Budget Control Act spending caps enacted in August 2011 and suspended the Federal debt ceiling until July 31, 2021.
Adverse changes in fiscal and economic conditions could materially impact our business. Some changes that could have an adverse impact on our business include the implementation of future spending reductions (including sequestration), delayed passage of appropriations bills resulting in temporary or full-year continuing resolutions, extremely inflationary increases adversely impacting fixed price contracts, inability to increase or suspend the Federal debt ceiling after the Department of Treasury exhausts its current use of "extraordinary measures" in the October and November 2021 timeframe, and potential government shutdowns.
Potential spending packages including the infrastructure bill and the proposed budget resolution may provide additional opportunity in areas of SAIC focus.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
The U.S. government has increasingly relied on contracts that are subject to a competitive bidding process (including indefinite delivery, indefinite quantity (IDIQ), U.S. General Services Administration (GSA) schedules, and other multi-award contracts), which has resulted in greater competition and increased pricing pressure. We expect a majority of the business we seek in the foreseeable future will be awarded through a competitive bidding process.
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
On July 2, 2021, we completed the acquisition of Halfaker and Associates, LLC (Halfaker). The acquisition of Halfaker, in alignment with our long-term strategy, grows the Company’s digital transformation portfolio while expanding its ability to support the government’s healthcare mission.
On March 13, 2020, we completed the acquisition of Unisys Federal, a former operating unit of Unisys Corporation. The acquisition of Unisys Federal, in alignment with our long-term strategy, positions SAIC as a leading government services technology integrator in digital transformation and is highly accretive across all key financial metrics.
Impacts of the COVID-19 Pandemic
We are continuing to monitor the ongoing outbreak of the coronavirus disease 2019 ("COVID-19") and we continue to work with our stakeholders to assess further possible implications to our business, supply chain and customers, and to take actions in an effort to mitigate adverse consequences.
Section 3610 of the Coronavirus Aid, Relief, and Economic Security ("CARES") Act, which was passed by Congress and signed by the President on March 27, 2020, provides a mechanism to recover our labor costs where our employees are ready and able to work but unable to access required facilities due to COVID-19. Under the American Rescue Plan Act of 2021, this support from the CARES Act has been extended through September 30, 2021. Reduced activity on contracts, including travel and other direct costs, caused revenues to be approximately $69 million lower for the six months ended July 30, 2021 (net of $57 million of labor recovered under the provisions of the CARES Act described above to maintain our workforce in a stand-ready state).
We are generally not able to bill profit on those costs and, in some cases, funding limitations and the necessity for contract modifications may cause us not to be able to recover all of the labor costs. As a result, operating income for the six months ended July 30, 2021 was reduced by approximately $5 million. Our current use of the Section 3610 authorities has been limited in recent weeks. However, as the situation with COVID-19 continues to evolve, the continued need for this provision may be required if customers return to partial operations and/or further restrict access to facilities.
In addition, the CARES Act allows for the deferral of certain payroll tax payments and we have deferred payments totaling approximately $103 million as of July 30, 2021. We must begin repaying these deferred taxes in the fourth quarter of fiscal 2022.
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
Results of Operations
The primary financial performance measures we use to manage our business and monitor results of operations are revenues, operating income, and cash flows from operating activities. The following table summarizes our results of operations:

	Three Months Ended			Six Months Ended
	July 30, 2021	Percent change	July 31, 2020	July 30, 2021	Percent change	July 31, 2020
	(dollars in millions)
Revenues	$1,836	4%	$1,764	$3,714	5%	$3,521
Cost of revenues	1,604	3%	1,564	3,265	4%	3,138
As a percentage of revenues	87.4%		88.7%	87.9%		89.1%
Selling, general and administrative expenses	85	(4%)	89	165	—%	165
Acquisition and integration costs	14	(7%)	15	24	(45%)	44
Other operating income	—	(100%)	(4)	(3)	(25%)	(4)
Operating income	133	33%	100	263	48%	178
As a percentage of revenues	7.2%		5.7%	7.1%		5.1%
Net income attributable to common stockholders	$82	61%	$51	$163	87%	$87
Net cash provided by operating activities	$92	(12%)	$104	$281	(40%)	$471
Revenues. Revenues increased $72 million or 4.1% for the three months ended July 30, 2021 as compared to the same period in the prior year primarily due to ramp up on new and existing contracts, net favorable changes in contract estimates, and the accelerated amortization on certain off-market liability contracts, partially offset by contract completions. Adjusting for the impact of acquired revenues and divested revenues, revenues grew 3.8% primarily due to net increases in program volume and new awards.
Revenues increased $193 million or 5.5% for the six months ended July 30, 2021 as compared to the same period in the prior year due to ramp up on new and existing contracts, the acquisition of Unisys Federal (which occurred in the middle of the first quarter of the prior year period), net favorable changes in contract estimates, and the accelerated amortization on certain off-market liability contracts, partially offset by contract completions. Adjusting for the impact of acquired revenues and divested revenues, revenues grew 3.2% primarily due to net increases in program volume and new awards.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
Cost of Revenues. Cost of revenues increased $40 million for the three months ended July 30, 2021 as compared to the same period in the prior year primarily due to an increase in volume on existing contracts. Cost of revenues as a percentage of revenues decreased from the prior year quarter, primarily due to improved profitability across our contract portfolio, net favorable changes in contract estimates, and the accelerated amortization on certain off-market liability contracts.
Cost of revenues increased $127 million or 4.0% for the six months ended July 30, 2021 as compared to the same period in the prior year primarily due to an increase in volume on existing contracts and the acquisition of Unisys Federal (which occurred in the middle of the first quarter of the prior year period). Cost of revenues as a percentage of revenues decreased from the prior year, primarily due to improved profitability across our contract portfolio, net favorable changes in contract estimates, and the accelerated amortization on certain off-market liability contracts.
Selling, General and Administrative Expenses. SG&A decreased $4 million for the three months ended July 30, 2021 as compared to the same period in the prior year primarily due to decreased intangible asset amortization as compared to the prior year quarter, partially offset by gains related to the resolution of certain legal matters in the prior year quarter and the acquisitions of Halfaker and Koverse.
SG&A for the six months ended July 30, 2021 remained consistent with the same period in the prior year. Decreases in intangible asset amortization were offset by gains related to the resolution of certain legal matters in the prior year.
Operating Income. Operating income as a percentage of revenues of 7.2% for the three months ended July 30, 2021 increased from 5.7% in the comparable prior year period primarily due to improved profitability across our contract portfolio, net favorable changes in contract estimates, the accelerated amortization on certain off-market liability contracts, and decreased intangible asset amortization, partially offset by gains related to the resolution of certain legal and other program contract matters in the prior year.
Operating income as a percentage of revenues increased to 7.1% for the six months ended July 30, 2021 from 5.1% in the comparable prior year period primarily due to improved profitability across our contract portfolio, net favorable changes in contract estimates, the accelerated amortization on certain off-market liability contracts, lower acquisition and integration costs, and benefit from a net favorable settlement of prior indirect rate years, partially offset by gains related to the resolution of certain legal and other program contract matters in the prior year.
Net Cash Provided by Operating Activities. Net cash provided by operating activities was $281 million for the six months ended July 30, 2021, a decrease of $190 million compared to the prior year, primarily due to a net decrease in cash received under the MARPA Facility ($185 million).
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
EBITDA and Adjusted EBITDA. The performance measure EBITDA is calculated by taking net income and excluding interest and loss on sale of receivables, provision for income taxes, and depreciation and amortization. Adjusted EBITDA is calculated by taking EBITDA and excluding acquisition and integration costs and restructuring costs. Integration costs excluded are costs to integrate acquired companies including costs of strategic consulting services, facility consolidation and employee related costs such as retention and severance costs. The acquisition and integration costs relate to the Company's acquisitions of Engility, Unisys Federal, Halfaker, and Koverse. Adjusted EBITDA is a performance measure that excludes costs that we do not consider to be indicative of our ongoing performance.
We believe that EBITDA and adjusted EBITDA provide management and investors with useful information in assessing trends in our ongoing operating performance and may provide greater visibility in understanding the long-term financial performance of the Company.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
EBITDA and adjusted EBITDA for the periods presented were calculated as follows:

	Three Months Ended		Six Months Ended
	July 30, 2021	July 31, 2020	July 30, 2021	July 31, 2020
	(in millions)
Net income	$82	$53	$164	$90
Interest expense and loss on sale of receivables	26	32	54	64
Interest income	—	—	—	(1)
Provision for income taxes	26	17	49	25
Depreciation and amortization	37	50	79	83
EBITDA	171	152	346	261
EBITDA as a percentage of revenues	9.3%	8.6%	9.3%	7.4%
Acquisition and integration costs	14	15	24	44
Depreciation included in acquisition and integration costs	—	—	(1)	—
Recovery of acquisition and integration costs(1)	—	—	—	(1)
Adjusted EBITDA	$185	$167	$369	$304
Adjusted EBITDA as a percentage of revenues	10.1%	9.5%	9.9%	8.6%
(1)    Adjustment to reflect the portion of acquisition and integration costs and recovered through the Company's indirect rates in accordance with Cost Accounting Standards.
Adjusted EBITDA as a percentage of revenues for the three months ended July 30, 2021 increased to 10.1% of revenues from 9.5% of revenues for the prior year quarter primarily due to a net increase in profitability across our existing contract portfolio, net favorable changes in contract estimates, and the accelerated amortization on certain off-market liability contracts, partially offset by gains related to the resolution of certain legal and program contract matters in the prior year.
Adjusted EBITDA as a percentage of revenues for the six months ended July 30, 2021 increased to 9.9% of revenues from 8.6% of revenues from the prior year driven by a net increase in profitability across our existing contract portfolio, net favorable changes in contract estimates, the accelerated amortization on certain off-market liability contracts, and benefit from a net favorable settlement of prior indirect rate years, partially offset by gains related to the resolution of certain legal and program contract matters in the prior year.
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
The estimated value of our total backlog as of the dates presented was:

	July 30, 2021	January 29, 2021
	(in millions)
Funded backlog	$3,299	$3,024
Negotiated unfunded backlog	20,938	18,524
Total backlog	$24,237	$21,548
We had net bookings worth an estimated $1.6 billion and $5.8 billion during the three and six months ended July 30, 2021. Total backlog at the end of the second quarter has increased compared to total backlog at prior year end primarily due to several large awards received during the period from the U.S. Army. In addition, $0.6 billion of acquired backlog from Halfaker was recorded as an increase to backlog as of the acquisition date.
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

	Six Months Ended
	July 30, 2021	July 31, 2020
Cost reimbursement	53%	54%
Time and materials (T&M)	21%	22%
Firm-fixed price (FFP)	26%	24%
Total	100%	100%
Our contract mix for the six months ended July 30, 2021 reflects an increase in firm-fixed price type contracts due in part to the acquisition of Unisys Federal (which occurred in the middle of the first quarter of the prior year period and historically had a higher proportion of these contracts).

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
Cost of Revenues Mix. We generate revenues by providing a customized mix of services to our customers. The profit generated from our service contracts is affected by the proportion of cost of revenues incurred from the efforts of our employees (which we refer to below as labor-related cost of revenues), the efforts of our subcontractors and the cost of materials used in the performance of our service obligations under our contracts. Contracts performed with a higher proportion of SAIC labor are generally more profitable. The following table presents cost mix for the periods presented:

	Three Months Ended		Six Months Ended
	July 30, 2021	July 31, 2020	July 30, 2021	July 31, 2020

Labor-related cost of revenues	54%	56%	54%	56%
Subcontractor-related cost of revenues	30%	30%	29%	30%
Supply chain materials-related cost of revenues	8%	7%	8%	8%
Other materials-related cost of revenues	8%	7%	9%	6%
Cost of revenues mix for the three and six months ended July 30, 2021 reflects an increase in other materials-related content due in part to the acquisition of Unisys Federal (which occurred in the middle of the first quarter of the prior year period and historically had a higher proportion of such costs).
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
Historical Cash Flow Trends
The following table summarizes our cash flows:

	Six Months Ended
	July 30, 2021	July 31, 2020
	(in millions)
Net cash provided by operating activities	$281	$471
Net cash used in investing activities	(256)	(1,223)
Net cash (used in) provided by financing activities	(73)	765
Net (decrease) increase in cash, cash equivalents and restricted cash	$(48)	$13
Net Cash Provided by Operating Activities. Refer to “Results of Operations” above for a discussion of the changes in cash provided by operating activities between the six months ended July 30, 2021 and the comparable prior year period.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
Net Cash Used in Investing Activities. Cash used in investing activities for the six months ended July 30, 2021 decreased compared to the prior year period primarily due to cash paid for the acquisition of Unisys Federal in the prior year period, partially offset by cash paid for the acquisitions of Halfaker and Koverse in the current year period.
Net Cash Used in / Provided by Financing Activities. Cash used in financing activities for the six months ended July 30, 2021 was $73 million compared to cash provided by financing activities of $765 million in the prior year period. This change is primarily due to proceeds from borrowings obtained to finance the Unisys Federal acquisition in the prior year period and higher share repurchases in the current year period, partially offset by voluntary principal prepayments in the prior year period and borrowings obtained to finance the Halfaker acquisition in the current year period.
Critical Accounting Policies
There have been no changes to our critical accounting policies during the six months ended July 30, 2021 from those disclosed in our most recently filed Annual Report on Form 10-K.
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
Item 4. Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) and have concluded that as of July 30, 2021 these controls and procedures were operating and effective.
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
The following table presents repurchases of our common stock during the three months ended July 30, 2021:

Period(1)	Total Number of Shares (or Units) Purchased(2)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(3)
May 1, 2021 - June 4, 2021	132,118	$89.00	132,118	3,891,928
June 5, 2021 - July 2, 2021	140,772	91.93	140,772	3,751,156
July 3, 2021 - July 30, 2021	140,228	88.04	140,228	3,610,928
Total	413,118	$89.67	413,118
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
(3)On March 27, 2019, the number of shares that may be purchased increased by approximately 4.6 million shares, bringing the total authorized shares to be repurchased under the plan to approximately 16.4 million shares. As of July 30, 2021, we have repurchased approximately 12.8 million shares of common stock under the program.
Item 3. Defaults Upon Senior Securities
No information is required in response to this item.
Item 4. Mine Safety Disclosures
No information is required in response to this item.
Item 5. Other Information
No information is required in response to this item.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
Item 6. Exhibits

Exhibit Number	Description of Exhibit

10.1
Fourth Amendment to the Third Amended and Restated Credit Agreement, dated July 2, 2021, by and among SAIC, Citibank N.A., as administrative agent and collateral agent, and certain other lenders and parties thereto. Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on July 7, 2021.

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
Date: September 2, 2021

Science Applications International Corporation

/s/ Prabu Natarajan
Prabu Natarajan Executive Vice President and Chief Financial Officer