Form 10-Q
period 2021-10-29
Science Applications International Corp
filed 2021-12-06
CIK 1571123

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
Form 10-Q
_________________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 29, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares issued and outstanding of the registrant’s common stock as of November 19, 2021 was as follows:
56,941,372 shares of common stock ($.0001 par value per share)

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
FORM 10-Q

-i-

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
CONDENSED AND CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	October 29, 2021	October 30, 2020	October 29, 2021	October 30, 2020
	(in millions, except per share amounts)
Revenues	$1,898	$1,818	$5,612	$5,339
Cost of revenues	1,685	1,609	4,950	4,747
Selling, general and administrative expenses	87	96	252	261
Acquisition and integration costs	12	3	36	47
Other operating income	—	—	(3)	(4)
Operating income	114	110	377	288
Interest expense	26	32	79	95
Other (income) expense, net	—	—	(3)	—
Income before income taxes	88	78	301	193
Provision for income taxes	(17)	(18)	(66)	(43)
Net income	71	60	235	150
Net income attributable to non-controlling interest	—	—	1	3
Net income attributable to common stockholders	$71	$60	$234	$147
Earnings per share:
Basic	$1.24	$1.03	$4.05	$2.53
Diluted	$1.22	$1.02	$4.01	$2.51

 See accompanying notes to condensed and consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
CONDENSED AND CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	October 29, 2021	October 30, 2020	October 29, 2021	October 30, 2020
	(in millions)
Net income	$71	$60	$235	$150
Other comprehensive income (loss), net of tax:
Net unrealized gain (loss) on derivative instruments	17	11	32	(26)
Total other comprehensive income (loss), net of tax	17	11	32	(26)
Comprehensive income	$88	$71	$267	$124
Comprehensive income attributable to non-controlling interest	—	—	1	3
Comprehensive income attributable to common stockholders	$88	$71	$266	$121

See accompanying notes to condensed and consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
CONDENSED AND CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	October 29, 2021	January 29, 2021
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$148	$171
Receivables, net	1,107	962
Inventory, prepaid expenses and other current assets	128	156
Total current assets	1,383	1,289
Goodwill	2,905	2,787
Intangible assets, net	1,166	1,138
Property, plant, and equipment (net of accumulated depreciation of $181 million and $158 million at October 29, 2021 and January 29, 2021, respectively)	103	108
Operating lease right of use assets	223	236
Other assets	136	165
Total assets	$5,916	$5,723

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$877	$861
Accrued payroll and employee benefits	399	346
Long-term debt, current portion	119	68
Total current liabilities	1,395	1,275
Long-term debt, net of current portion	2,433	2,447
Operating lease liabilities	202	205
Other long-term liabilities	241	244
Commitments and contingencies (Note 11)
Equity:
Common stock, $0.0001 par value, 1 billion shares authorized, 57 million shares and 58 million shares issued and outstanding as of October 29, 2021 and January 29, 2021, respectively	—	—
Additional paid-in capital	896	1,004
Retained earnings	796	627
Accumulated other comprehensive loss	(57)	(89)
Total common stockholders' equity	1,635	1,542
Non-controlling interest	10	10
Total stockholders' equity	1,645	1,552
Total liabilities and stockholders' equity	$5,916	$5,723

See accompanying notes to condensed and consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
CONDENSED AND CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

	Shares of common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non-controlling interest	Total
	(in millions)
Balance at July 30, 2021	58	$945	$747	$(74)	$10	$1,628
Net income	—	—	71	—	—	71
Issuances of stock	1	4	—	—	—	4
Other comprehensive income, net of tax	—	—	—	17	—	17
Cash dividends of $0.37 per share	—	—	(22)	—	—	(22)
Stock-based compensation	—	11	—	—	—	11
Repurchases of stock	(2)	(64)	—	—	—	(64)
Distributions to non-controlling interest	—	—	—	—	—	—
Balance at October 29, 2021	57	$896	$796	$(57)	$10	$1,645

Balance at January 29, 2021	58	$1,004	$627	$(89)	$10	$1,552
Net income	—	—	234	—	1	235
Issuances of stock	1	12	—	—	—	12
Other comprehensive income, net of tax	—	—	—	32	—	32
Cash dividends of $1.11 per share	—	—	(65)	—	—	(65)
Stock-based compensation	—	21	—	—	—	21
Repurchases of stock	(2)	(141)	—	—	—	(141)
Distributions to non-controlling interest	—	—	—	—	(1)	(1)
Balance at October 29, 2021	57	$896	$796	$(57)	$10	$1,645

Balance at July 31, 2020	58	$996	$550	$(109)	$13	$1,450
Net income	—	—	60	—	—	60
Issuances of stock	—	4	—	—	—	4
Other comprehensive income, net of tax	—	—	—	11	—	11
Cash dividends of $0.37 per share	—	—	(23)	—	—	(23)
Stock-based compensation	—	11	—	—	—	11
Repurchases of stock	—	(1)	—	—	—	(1)
Distributions to non-controlling interest	—	—	—	—	(2)	(2)
Balance at October 30, 2020	58	$1,010	$587	$(98)	$11	$1,510

Balance at January 31, 2020	58	$983	$506	$(72)	$10	$1,427
Net income	—	—	147	—	3	150
Issuances of stock	—	10	—	—	—	10
Other comprehensive loss, net of tax	—	—	—	(26)	—	(26)
Cash dividends of $1.11 per share	—	—	(66)	—	—	(66)
Stock-based compensation	—	20	—	—	—	20
Repurchases of stock	—	(3)	—	—	—	(3)
Distributions to non-controlling interest	—	—	—	—	(2)	(2)
Balance at October 30, 2020	58	$1,010	$587	$(98)	$11	$1,510

See accompanying notes to condensed and consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
CONDENSED AND CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	October 29, 2021	October 30, 2020
	(in millions)
Cash flows from operating activities:
Net income	$235	$150
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	123	131
Amortization of off-market customer contracts	(30)	(11)
Amortization of debt issuance costs	6	19
Deferred income taxes	41	17
Stock-based compensation expense	35	30
(Gain) loss on divestitures	(2)	10
Impairment of right of use assets	10	—
Increase (decrease) resulting from changes in operating assets and liabilities, net of the effect of acquisitions:
Receivables	(123)	131
Inventory, prepaid expenses and other current assets	28	9
Other assets	(8)	(11)
Accounts payable and accrued liabilities	47	9
Accrued payroll and employee benefits	45	141
Operating lease assets and liabilities, net	4	(7)
Other long-term liabilities	4	84
Net cash provided by operating activities	415	702
Cash flows from investing activities:
Expenditures for property, plant, and equipment	(27)	(32)
Purchases of marketable securities	(5)	(5)
Sales of marketable securities	4	8
Cash paid for acquisitions, net of cash acquired	(247)	(1,202)
Proceeds from divestitures	8	4
Other	(5)	(2)
Net cash used in investing activities	(272)	(1,229)
Cash flows from financing activities:
Dividend payments to stockholders	(65)	(65)
Principal payments on borrowings	(84)	(376)
Issuances of stock	12	9
Stock repurchased and retired or withheld for taxes on equity awards	(154)	(13)
Proceeds from borrowings	116	1,000
Debt issuance costs	—	(27)
Distributions to non-controlling interest	(1)	(2)
Net cash (used in) provided by financing activities	(176)	526
Net decrease in cash, cash equivalents and restricted cash	(33)	(1)
Cash, cash equivalents and restricted cash at beginning of period	190	202
Cash, cash equivalents and restricted cash at end of period	$157	$201
 See accompanying notes to condensed and consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1—Business Overview and Summary of Significant Accounting Policies:
Overview
Science Applications International Corporation (collectively, with its consolidated subsidiaries, the “Company”) is a leading provider of technical, engineering and enterprise information technology (IT) services primarily to the U.S. government. The Company provides engineering and integration services for large, complex projects and offers a broad range of services with a targeted emphasis on higher-end, differentiated technology services. The Company is organized as a matrix comprised of two customer facing operating sectors supported by an enterprise solutions and operations organization. Each of the Company’s two customer facing operating sectors is focused on providing the Company’s comprehensive technical and enterprise IT service offerings to one or more agencies of the U.S. federal government. The Company's operating sectors are aggregated into one reportable segment for financial reporting purposes.
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
Non-controlling Interest. The Company holds a 50.1% majority interest in Forfeiture Support Associates J.V. (FSA). The results of operations of FSA are included in the Company's condensed and consolidated statements of income and comprehensive income and statements of cash flows. The non-controlling interest reported on the condensed and consolidated balance sheets represents the portion of FSA's equity that is attributable to the non-controlling interest.
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
Marketable Securities
Investments in marketable securities consist of equity securities which are recorded at fair value using observable inputs such as quoted prices in active markets (Level 1). As of October 29, 2021 and January 29, 2021, the fair value of our investments totaled $31 million and $27 million, respectively, and are included in other assets on the condensed and consolidated balance sheets. The Company's investments are primarily held in a custodial account, which includes investments to fund our deferred compensation plan liabilities.
Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the condensed and consolidated balance sheets for the periods presented:

	October 29, 2021	January 29, 2021
	(in millions)
Cash and cash equivalents	$148	$171
Restricted cash included in inventory, prepaid expenses and other current assets	5	5
Restricted cash included in other assets	4	14
Cash, cash equivalents and restricted cash	$157	$190
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The amounts recognized in acquisition and integration costs on the condensed and consolidated statements of income are as follows:

	Three Months Ended		Nine Months Ended
	October 29, 2021	October 30, 2020	October 29, 2021	October 30, 2020
	(in millions)
Acquisition(1)	$—	$—	$3	$20
Integration(2)	12	3	33	27
Total acquisition and integration costs	$12	$3	$36	$47
(1)    Acquisition expenses for the nine months ended October 29, 2021 were related to the acquisitions of Halfaker and Koverse. Acquisition expenses for the nine months ended October 30, 2020 were related to the acquisition of Unisys Federal.
(2)    Integration expenses for the nine months ended October 29, 2021 include a $10 million impairment of right of use lease assets. Integration expenses for the nine months ended October 30, 2020 include an $11 million loss on divestiture of non-strategic international operations. Integration expenses for the three and nine months ended October 30, 2020 also include restructuring costs of $2 million and $6 million, respectively.

Restructuring
During the three and nine months ended October 30, 2020, the Company incurred $4 million of severance and other employee costs associated with an internal reorganization. These costs are presented within selling, general and administrative expenses in the condensed and consolidated statements of income.
Accounting Standards Updates
In October 2021, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured at the acquisition date in accordance with Topic 606 as if the acquirer had originated the contracts. ASU 2021-08 becomes effective for the Company in the first quarter of fiscal 2024 and is required to be adopted on a prospective basis with early adoption permitted. The Company is currently evaluating the impact of the adoption of this standard on its financial statements.
Other Accounting Standards Updates effective after October 29, 2021 are not expected to have a material effect on the Company’s financial statements.
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
A reconciliation of the weighted-average number of shares outstanding used to compute basic and diluted EPS was:

	Three Months Ended		Nine Months Ended
	October 29, 2021	October 30, 2020	October 29, 2021	October 30, 2020
	(in millions)
Basic weighted-average number of shares outstanding	57.5	58.2	57.8	58.1
Dilutive common share equivalents - stock options and other stock-based awards	0.5	0.5	0.6	0.5
Diluted weighted-average number of shares outstanding	58.0	58.7	58.4	58.6

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following stock-based awards were excluded from the weighted-average number of shares outstanding used to compute diluted EPS:

	Three Months Ended		Nine Months Ended
	October 29, 2021	October 30, 2020	October 29, 2021	October 30, 2020
	(in millions)
Antidilutive stock options excluded	—	0.4	—	0.4
Dividends
The Company declared and paid a quarterly dividend of $0.37 per share of its common stock during the three months ended October 29, 2021. Subsequent to the end of the quarter, on December 1, 2021, the Company's Board of Directors declared a quarterly dividend of $0.37 per share of the Company's common stock payable on January 28, 2022 to stockholders of record on January 14, 2022.
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
Aggregate net changes in estimates on contracts accounted for using the cost-to-cost method of accounting were recognized in operating income as follows:

	Three Months Ended		Nine Months Ended
	October 29, 2021	October 30, 2020	October 29, 2021	October 30, 2020
	(in millions, except per share amounts)
Net favorable (unfavorable) adjustments	$—	$(4)	$9	$(1)
Net favorable (unfavorable) adjustments, after tax	—	(3)	7	(1)
Diluted EPS impact	$—	$(0.05)	$0.12	$(0.01)
Revenues were $1 million and $21 million higher for the three and nine months ended October 29, 2021, respectively, and $1 million lower and $5 million higher for the three and nine months ended October 30, 2020, respectively, due to net revenue recognized from performance obligations satisfied in prior periods.
Disaggregation of Revenues
The Company's revenues are generated primarily from long-term contracts with the U.S. government including subcontracts with other contractors engaged in work for the U.S. government. The Company disaggregates revenues by customer, contract-type and prime vs. subcontractor to the federal government.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Disaggregated revenues by customer were as follows:

	Three Months Ended		Nine Months Ended
	October 29, 2021	October 30, 2020	October 29, 2021	October 30, 2020
	(in millions)
Department of Defense	$920	$851	$2,740	$2,543
Other federal government agencies	940	926	2,762	2,683
Commercial, state and local	38	41	110	113
Total	$1,898	$1,818	$5,612	$5,339
Disaggregated revenues by contract-type were as follows:

	Three Months Ended		Nine Months Ended
	October 29, 2021	October 30, 2020	October 29, 2021	October 30, 2020
	(in millions)
Cost reimbursement	$1,045	$962	$3,028	$2,869
Time and materials (T&M)	363	405	1,139	1,181
Firm-fixed price (FFP)	490	451	1,445	1,289
Total	$1,898	$1,818	$5,612	$5,339
Disaggregated revenues by prime vs. subcontractor were as follows:

	Three Months Ended		Nine Months Ended
	October 29, 2021	October 30, 2020	October 29, 2021	October 30, 2020
	(in millions)
Prime contractor to federal government	$1,722	$1,632	$5,069	$4,813
Subcontractor to federal government	138	145	433	413
Other	38	41	110	113
Total	$1,898	$1,818	$5,612	$5,339

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Contract Balances
Contract balances for the periods presented were as follows:

	Balance Sheet line item	October 29, 2021	January 29, 2021
		(in millions)
Billed and billable receivables, net(1)	Receivables, net	$673	$600
Contract assets - unbillable receivables	Receivables, net	434	362
Contract assets - contract retentions	Other assets	17	18
Contract liabilities - current	Accounts payable and accrued liabilities	49	82
Contract liabilities - non-current	Other long-term liabilities	$11	$17
(1)    Net of allowance of $3 million as of October 29, 2021 and January 29, 2021.
During the three and nine months ended October 29, 2021, the Company recognized revenues of $8 million and $72 million, respectively, relating to amounts that were included in the opening balance of contract liabilities as of January 29, 2021. During the three and nine months ended October 30, 2020, the Company recognized revenues of $5 million and $27 million, respectively, relating to amounts that were included in the opening balance of contract liabilities as of January 31, 2020.
Remaining Performance Obligations
As of October 29, 2021, the Company had $6.0 billion of remaining performance obligations. Remaining performance obligations represent the expected value, both funded and unfunded, yet to be recognized on exercised contracts. Remaining performance obligations exclude unexercised option periods and unissued task orders under indefinite delivery, indefinite quantity (IDIQ) contracts. Remaining performance obligations also exclude any variable consideration that is allocated entirely to unsatisfied performance obligations on our supply chain contracts. The Company expects to recognize revenue on approximately 80% of the remaining performance obligations over the next 12 months and approximately 90% over the next 24 months, with the remaining recognized thereafter.
Lessor revenue
The Company leases IT equipment and hardware to its customers. All of the Company’s lessor arrangements are operating leases. Operating lease revenue is recognized on a straight-line basis over the term of the lease. Operating lease income is reported as revenue on the condensed and consolidated statements of income. Operating lease income was $3 million and $14 million for the three and nine months ended October 29, 2021, respectively, and $11 million and $28 million for the three and nine months ended October 30, 2020, respectively.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 4—Acquisitions:
Halfaker Acquisition
On July 2, 2021, the Company completed the acquisition of Halfaker, a mission focused, pure-play health IT company for a preliminary purchase price of $220 million, net of $3 million cash acquired, subject to post-closing adjustments. The Company funded the transaction from increased borrowings (as discussed in Note 7) and cash on hand. The allocation of the preliminary purchase price resulted in goodwill of $98 million and intangible assets of $112 million, all of which is deductible for income tax purposes. During the third quarter of fiscal 2022, the Company increased goodwill by $6 million which consisted of a $3 million increase in the preliminary purchase price for final working capital adjustments and $3 million in fair value adjustments for other assets acquired. The goodwill is primarily associated with future customer relationships and an acquired assembled work force. The intangible assets consist of customer relationships of $95 million and backlog of $17 million that will be amortized over a period of nine years and one year, respectively. The Company has not yet finalized the purchase accounting for the acquisition as it is still in the process of finalizing the valuation for certain assets acquired. The Company will make additional cash payments of $21 million in March 2022 associated with certain change in control provisions that will be recognized as post-combination expense.
Koverse Acquisition
On May 3, 2021, the Company acquired Koverse, a software company that provides a data management platform enabling artificial intelligence and machine learning on complex sensitive data, for a preliminary purchase price of $30 million, net of $2 million cash acquired, subject to post-closing adjustments. The preliminary purchase price includes $3 million of contingent consideration, representing the fair value recognized for potential future earnout payments of up to $27 million based on the achievement of certain revenue targets over the next four years. The allocation of the preliminary purchase price resulted in goodwill of $21 million and intangible assets of $10 million, which are not deductible for income tax purposes. The goodwill is primarily associated with intellectual capital, future customer relationships, and an acquired assembled work force. The intangible assets, which primarily consist of developed technology, are being amortized over a weighted average period of seven years. The Company is recognizing an additional $13 million in post-combination compensation expense over the next two years associated with employee retention agreements.
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
During the second quarter of fiscal 2022, the Company accelerated the amortization for certain off-market customer contracts as a result of a change in the expected contractual terms which resulted in additional amortization of $9 million and $17 million for the three and nine months ended October 29, 2021. Amortization for the next four years is expected to be as follows: $3 million for the remainder of 2022, $9 million in 2023, $8 million in 2024, and $2 million in 2025.
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following unaudited pro forma financial information presents the combined results of operations for Unisys Federal and the Company for the three and nine months ended October 30, 2020:

	Three Months Ended	Nine Months Ended
	October 30, 2020	October 30, 2020
	(in millions)
Revenues	$1,818	$5,429
Net income attributable to common stockholders	$71	$186
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
Note 5—Goodwill and Intangible Assets:
Goodwill
Goodwill had a carrying value of $2,905 million and $2,787 million as of October 29, 2021 and January 29, 2021, respectively. Goodwill increased by $118 million during the nine months ended October 29, 2021, primarily due to the acquisitions of Halfaker ($98 million) and Koverse ($21 million) as discussed in Note 4. There were no impairments of goodwill during the periods presented.
Intangible Assets
Intangible assets, all of which were finite-lived, consisted of the following:

	October 29, 2021			January 29, 2021
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
	(in millions)
Customer relationships	$1,467	$(323)	$1,144	$1,371	$(241)	$1,130
Backlog	17	(5)	12	47	(41)	6
Developed technology	10	(1)	9	9	(7)	2
Trade name	1	—	1	—	—	—
Total intangible assets	$1,495	$(329)	$1,166	$1,427	$(289)	$1,138
Amortization expense related to intangible assets was $33 million and $94 million for the three and nine months ended October 29, 2021, respectively, and $40 million and $108 million for the three and nine months ended October 30, 2020, respectively. There were no intangible asset impairment losses during the periods presented.
As of October 29, 2021, the estimated future annual amortization expense related to intangible assets is as follows:

Fiscal Year Ending	(in millions)
Remainder of 2022	$33
2023	125
2024	115
2025	115
2026	115
Thereafter	663
Total	$1,166

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Actual amortization expense in future periods could differ from these estimates as a result of future acquisitions, divestitures, impairments, and other factors.
Note 6—Income Taxes:
The Company's effective income tax rate was 19.4% and 22.0% for the three and nine months ended October 29, 2021, respectively, and 22.4% and 22.2% for the three and nine months ended October 30, 2020, respectively. The Company’s effective tax rate was lower for the three and nine months ended October 29, 2021 compared to the prior year periods primarily due to the completion of prior year tax return planning efforts recorded during the three months ended October 29, 2021. Tax rates for the three and nine months ended October 29, 2021 were lower than the combined federal and state statutory rates principally due to excess tax benefits related to employee stock-based compensation, research and development tax credits, a Foreign Derived Intangible Income deduction, and other permanent book tax differences.
As of October 29, 2021, the Company's total liability for unrecognized tax benefits was $71 million, which is classified as other long-term liabilities on the condensed and consolidated balance sheets, and if recognized, would positively impact the effective tax rate.
While the Company believes it has adequate accruals for uncertainty in income taxes, the tax authorities, on review of the Company’s tax filings, may determine that the Company owes taxes in excess of recorded accruals, or the recorded accruals may be in excess of the final settlement amounts agreed to by the tax authorities. Although the timing of such reviews is not certain, over the next 12 months the Company does not expect a significant increase or decrease in the unrecognized tax benefits recorded at October 29, 2021.
Note 7—Debt Obligations:
The Company’s long-term debt as of the dates presented was as follows:

	October 29, 2021					January 29, 2021
	Stated interest rate	Effective interest rate	Principal	Unamortized debt issuance costs	Net	Principal	Unamortized debt issuance costs	Net
			(in millions)
Term Loan A Facility due October 2023	1.84%	2.16%	$785	$(5)	$780	$844	$(6)	$838
Term Loan A2 Facility due October 2023	1.84%	1.99%	100	—	100	—	—	—
Term Loan B Facility due October 2025	1.96%	2.16%	1,018	(8)	1,010	1,026	(9)	1,017
Term Loan B2 Facility due March 2027	1.96%	2.36%	272	(5)	267	272	(6)	266
Senior Notes due April 2028	4.88%	5.04%	400	(5)	395	400	(6)	394
Total long-term debt			$2,575	$(23)	$2,552	$2,542	$(27)	$2,515
Less current portion			119	—	119	68	—	68
Total long-term debt, net of current portion			$2,456	$(23)	$2,433	$2,474	$(27)	$2,447
As of October 29, 2021, the Company has a $2.6 billion credit facility (the Credit Facility) consisting of a $785 million secured Term Loan A Facility due October 2023, a $100 million secured Term Loan A2 Facility due October 2023, a $1,018 million secured Term Loan B Facility due October 2025, a $272 million secured Term Loan B2 Facility due March 2027 (together, the Term Loan Facilities), and a $400 million secured Revolving Credit Facility due October 2023. There is no balance outstanding on the Revolving Credit Facility as of October 29, 2021. As of October 29, 2021, the Company was in compliance with the covenants under its Credit Facility.
On March 1, 2021, the Company executed the Third Amendment to the Third Amended and Restated Credit Agreement, which reduced the applicable margin for the Term Loan B2 Facility due March 2027 for LIBOR loans from 2.25% to 1.875% and for base rate loans from 1.25% to 0.875%.

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
As of October 29, 2021 and January 29, 2021, the carrying value of the Company’s outstanding debt obligations approximated its fair value. The fair value of long-term debt is calculated using Level 2 inputs, based on interest rates available for debt with terms and maturities similar to the Company’s Term Loan Facilities and Senior Notes.
Note 8—Derivative Instruments Designated as Cash Flow Hedges:
The Company’s derivative instruments designated as cash flow hedges consist of:

					Fair Value of Liability(1) at
	Notional Amount at October 29, 2021	Pay Fixed Rate	Receive Variable Rate	Settlement and Termination	October 29, 2021	January 29, 2021
	(in millions)				(in millions)
Interest rate swaps #1	$—	2.78%	1-month LIBOR	Monthly through July 30, 2021	$—	$(3)
Interest rate swaps #2	685	3.07%	1-month LIBOR	Monthly through October 31, 2025	(55)	(81)
Interest rate swaps #3	563	2.49%	1-month LIBOR	Monthly through October 31, 2023	(19)	(33)
Total	$1,248				$(74)	$(117)
(1)    The fair value of the fixed interest rate swaps liability is included in accounts payable and accrued liabilities on the condensed and consolidated balance sheets.
The Company is party to fixed interest rate swap instruments that are designated and accounted for as cash flow hedges to manage risks associated with interest rate fluctuations on a portion of the Company’s floating rate debt. The counterparties to all swap agreements are financial institutions. See Note 9 for the unrealized change in fair values on cash flow hedges recognized in other comprehensive income (loss) and the amounts reclassified from accumulated other comprehensive loss into earnings for the current and comparative periods presented. The Company estimates that it will reclassify $32 million of unrealized losses from accumulated other comprehensive loss into earnings in the twelve months following October 29, 2021.

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

	Unrealized Gains (Losses) on Fixed Interest Rate Swap Cash Flow Hedges(1)	Defined Benefit Obligation Adjustment	Total
	(in millions)
Three months ended October 29, 2021
Balance at July 30, 2021	$(71)	$(3)	$(74)
Other comprehensive income before reclassifications	13	—	13
Amounts reclassified from accumulated other comprehensive loss	9	—	9
Income tax impact	(5)	—	(5)
Net other comprehensive income	17	—	17
Balance at October 29, 2021	$(54)	$(3)	$(57)

Three months ended October 30, 2020
Balance at July 31, 2020	$(104)	$(5)	$(109)
Other comprehensive income before reclassifications	7	—	7
Amounts reclassified from accumulated other comprehensive loss	8	—	8
Income tax impact	(4)	—	(4)
Net other comprehensive income	11	—	11
Balance at October 30, 2020	$(93)	$(5)	$(98)

Nine months ended October 29, 2021
Balance at January 29, 2021	$(86)	$(3)	$(89)
Other comprehensive income before reclassifications	17	—	17
Amounts reclassified from accumulated other comprehensive loss	26	—	26
Income tax impact	(11)	—	(11)
Net other comprehensive income	32	—	32
Balance at October 29, 2021	$(54)	$(3)	$(57)

Nine months ended October 30, 2020
Balance at January 31, 2020	$(67)	$(5)	$(72)
Other comprehensive loss before reclassifications	(55)	—	(55)
Amounts reclassified from accumulated other comprehensive loss	20	—	20
Income tax impact	9	—	9
Net other comprehensive loss	(26)	—	(26)
Balance at October 30, 2020	$(93)	$(5)	$(98)
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
During the nine months ended October 29, 2021 and October 30, 2020, the Company incurred purchase discount fees of $2 million, which are presented in Other (income) expense, net on the condensed and consolidated statements of income.
MARPA Facility activity consisted of the following:

	Nine Months Ended
	October 29, 2021	October 30, 2020
	(in millions)
Beginning balance	$185	$—
Sale of receivables	2,484	2,416
Cash collections	(2,469)	(2,216)
Outstanding balance sold to Purchaser(1)	200	200
Cash collected, not remitted to Purchaser(2)	(31)	(25)
Remaining sold receivables	$169	$175
(1)    For the nine months ended October 29, 2021 and October 30, 2020, the Company recorded a net increase to cash flows from operating activities of $15 million and $200 million, respectively, from sold receivables.
(2)    Primarily represents the cash collected on behalf of but not yet remitted to the Purchaser as of October 29, 2021 and October 30, 2020. This balance is included in accounts payable and accrued liabilities on the condensed and consolidated balance sheets.
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
The Company has recorded reserves for estimated net amounts to be refunded to customers for potential adjustments for indirect cost audits and compliance with Cost Accounting Standards. As of October 29, 2021, the Company has recorded a total liability of $18 million which is presented in accounts payable and accrued liabilities on the condensed and consolidated balance sheets.
Letters of Credit and Surety Bonds
The Company has outstanding obligations relating to letters of credit of $10 million as of October 29, 2021, principally related to guarantees on insurance policies. The Company also has outstanding obligations relating to surety bonds in the amount of $19 million, principally related to performance and payment bonds on the Company’s contracts.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations and quantitative and qualitative disclosures about market risk should be read in conjunction with our unaudited condensed and consolidated financial statements and the related notes. It contains forward-looking statements (which may be identified by words such as those described in “Risk Factors—Forward-Looking Statement Risks” in Part I of the most recently filed Annual Report on Form 10-K), including statements regarding our intent, belief, or current expectations with respect to, among other things, trends affecting our financial condition or results of operations (including our financial targets discussed below under “Management of Operating Performance and Reporting” and “Liquidity and Capital Resources”); backlog; our industry; government budgets and spending; market opportunities; the impact of competition; and the impact of acquisitions. Such statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those in the forward-looking statements as a result of various factors. Risks, uncertainties and assumptions that could cause or contribute to these differences include those discussed below, in “Risk Factors” in Part II of this report and in Part I of the most recently filed Annual Report on Form 10-K. Due to such risks, uncertainties and assumptions, you are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date hereof. We do not undertake any obligation to update these factors or to publicly announce the results of any changes to our forward-looking statements due to future results or developments.
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
Economic Opportunities, Challenges, and Risks
During the three and nine months ended October 29, 2021, we generated approximately 98% of our revenues from contracts with the U.S. government, including subcontracts on which we perform. Our business performance is affected by the overall level of U.S. government spending and the alignment of our offerings and capabilities with the budget priorities of the U.S. government. Appropriations measures passed in December 2020 provided full funding for the federal government through the end of government fiscal year (GFY) 2021. These bills are funded at levels for defense and non-defense spending based on the August 2019 Bipartisan Budget Act agreement that raised the Budget Control Act spending caps enacted in August 2011 and suspended the Federal debt ceiling until July 31, 2021.
Adverse changes in fiscal and economic conditions could materially impact our business. Some changes that could have an adverse impact on our business include the implementation of future spending reductions (including sequestration), delayed passage of appropriations bills resulting in temporary or full-year continuing resolutions, extremely inflationary increases adversely impacting fixed price contracts, inability to increase or suspend the Federal debt ceiling, and potential government shutdowns. The U.S. government is currently operating under a Continuing Resolution for GFY 2022 and in October 2021 the Federal debt ceiling was temporarily increased through early December 2021. It is unlikely but possible these measures will expire without extension and lead to a partial government shutdown.
Potential spending packages including the infrastructure bill and the proposed budget resolution may provide additional opportunity in areas of SAIC focus such as broadband, cyber, and climate resiliency.

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
Section 3610 of the Coronavirus Aid, Relief, and Economic Security ("CARES") Act provides a mechanism to recover our labor costs where our employees are ready and able to work but unable to access required facilities due to COVID-19. This support from the CARES Act expired on September 30, 2021. Reduced activity on contracts, including travel and other direct costs, caused revenues to be approximately $99 million lower for the nine months ended October 29, 2021 (net of $60 million of labor recovered under the provisions of the CARES Act described above to maintain our workforce in a stand-ready state).
We are generally not able to bill profit on those costs and, in some cases, funding limitations and the necessity for contract modifications may cause us not to be able to recover all of the labor costs. As a result, operating income for the nine months ended October 29, 2021 was reduced by approximately $7 million.
In addition, the CARES Act allowed for the deferral of certain payroll tax payments through December 31, 2020 and we deferred total payments of approximately $103 million. The first installment of these deferred payroll taxes was paid during the third quarter of fiscal 2022 (approximately $51 million) with the remaining amounts due in the fourth quarter of fiscal 2023.
In September 2021, the President issued an executive order which requires all federal employees and contractors to be fully vaccinated by January 18, 2022, unless an employee is legally entitled to an accommodation. We are continuing to monitor the impact that the enforcement of this executive order will have on our workforce and operations, but at this point the impact has not been material.
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
Results of Operations
The primary financial performance measures we use to manage our business and monitor results of operations are revenues, operating income, and cash flows from operating activities. The following table summarizes our results of operations:

	Three Months Ended			Nine Months Ended
	October 29, 2021	Percent change	October 30, 2020	October 29, 2021	Percent change	October 30, 2020
	(dollars in millions)
Revenues	$1,898	4%	$1,818	$5,612	5%	$5,339
Cost of revenues	1,685	5%	1,609	4,950	4%	4,747
As a percentage of revenues	88.8%		88.5%	88.2%		88.9%
Selling, general and administrative expenses	87	(9%)	96	252	(3%)	261
Acquisition and integration costs	12	300%	3	36	(23%)	47
Other operating income	—	—%	—	(3)	(25%)	(4)
Operating income	114	4%	110	377	31%	288
As a percentage of revenues	6.0%		6.1%	6.7%		5.4%
Net income attributable to common stockholders	$71	18%	$60	$234	59%	$147
Net cash provided by operating activities	$134	(42%)	$231	$415	(41%)	$702
Revenues. Revenues increased $80 million for the three months ended October 29, 2021 as compared to the same period in the prior year primarily due to ramp up on new and existing contracts, the acquisition of Halfaker, and the accelerated amortization on certain off-market liability contracts, partially offset by contract completions. Adjusting for the impact of acquired revenues and divested revenues, revenues grew 2.1% primarily due to net increases in program volume and new awards.
Revenues increased $273 million for the nine months ended October 29, 2021 as compared to the same period in the prior year due to ramp up on new and existing contracts, the acquisitions of Unisys Federal (which occurred in the middle of the first quarter of the prior year period) and Halfaker, net favorable changes in contract estimates, and the accelerated amortization on certain off-market liability contracts, partially offset by contract completions. Adjusting for the impact of acquired revenues and divested revenues, revenues grew 2.8% primarily due to net increases in program volume and new awards.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
Cost of Revenues. Cost of revenues increased $76 million for the three months ended October 29, 2021 as compared to the same period in the prior year primarily due to an increase in volume on existing contracts and the acquisition of Halfaker. Cost of revenues as a percentage of revenues increased from the prior year quarter, primarily due to lower employee benefit costs in the prior year period.
Cost of revenues increased $203 million for the nine months ended October 29, 2021 as compared to the same period in the prior year primarily due to an increase in volume on existing contracts and the acquisitions of Unisys Federal (which occurred in the middle of the first quarter of the prior year period) and Halfaker. Cost of revenues as a percentage of revenues decreased from the prior year, primarily due to improved profitability across our contract portfolio, net favorable changes in contract estimates, and the accelerated amortization on certain off-market liability contracts.
Selling, General and Administrative Expenses. SG&A decreased $9 million for the three months ended October 29, 2021 as compared to the same period in the prior year primarily due to decreased intangible asset amortization related to the acquisition of Unisys Federal, partially offset by intangible amortization related to the acquisition of Halfaker.
SG&A decreased $9 million for the nine months ended October 29, 2021 as compared to the same period in the prior year primarily due to decreased intangible asset amortization related to the acquisition of Unisys Federal, partially offset by intangible amortization related to the acquisition of Halfaker and gains related to the resolution of certain legal matters in the prior year.
Operating Income. Operating income as a percentage of revenues of 6.0% for the three months ended October 29, 2021 decreased from 6.1% in the comparable prior year period primarily due to lower employee benefit costs in the prior year period and higher acquisition and integration costs in the current year period, partially offset by net favorable changes in contract estimates and the accelerated amortization on certain off-market liability contracts.
Operating income as a percentage of revenues increased to 6.7% for the nine months ended October 29, 2021 from 5.4% in the comparable prior year period primarily due to improved profitability across our contract portfolio, net favorable changes in contract estimates, and the accelerated amortization on certain off-market liability contracts, partially offset by gains related to the resolution of certain legal and other program contract matters in the prior year.
Net Cash Provided by Operating Activities. Net cash provided by operating activities was $415 million for the nine months ended October 29, 2021, a decrease of $287 million compared to the prior year, primarily due to a net decrease in cash received under the MARPA Facility ($185 million) and working capital impact related to the deferred payroll taxes allowed under the CARES Act.
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
EBITDA and Adjusted EBITDA. The performance measure EBITDA is calculated by taking net income and excluding interest and loss on sale of receivables, provision for income taxes, and depreciation and amortization. Adjusted EBITDA is a performance measure that excludes costs that we do not consider to be indicative of our ongoing performance. Adjusted EBITDA is calculated by taking EBITDA and excluding acquisition and integration costs, impairments, restructuring costs, and any other material non-recurring costs. Integration costs are costs to integrate acquired companies including costs of strategic consulting services, facility consolidation and employee related costs such as retention and severance costs. The acquisition and integration costs relate to the Company's acquisitions of Engility, Unisys Federal, Halfaker, and Koverse.
We believe that EBITDA and adjusted EBITDA provide management and investors with useful information in assessing trends in our ongoing operating performance and may provide greater visibility in understanding the long-term financial performance of the Company.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
EBITDA and adjusted EBITDA for the periods presented were calculated as follows:

	Three Months Ended		Nine Months Ended
	October 29, 2021	October 30, 2020	October 29, 2021	October 30, 2020
	(in millions)
Net income	$71	$60	$235	$150
Interest expense and loss on sale of receivables	27	33	81	97
Interest income	—	—	—	(1)
Provision for income taxes	17	18	66	43
Depreciation and amortization	44	48	123	131
EBITDA	159	159	505	420
EBITDA as a percentage of revenues	8.4%	8.7%	9.0%	7.9%
Acquisition and integration costs	12	3	36	47
Restructuring and impairment costs	1	4	1	4
Depreciation included in acquisition and integration costs	—	—	(1)	—
Recovery of acquisition and integration costs and restructuring and impairment costs(1)	(1)	(2)	(1)	(3)
Adjusted EBITDA	$171	$164	$540	$468
Adjusted EBITDA as a percentage of revenues	9.0%	9.0%	9.6%	8.8%
(1)    Adjustment reflects the portion of acquisition and integration costs and restructuring and impairment costs recovered through the Company's indirect rates in accordance with Cost Accounting Standards.
Adjusted EBITDA as a percentage of revenues for the three months ended October 29, 2021 remained consistent with the same period in the prior year. Net favorable changes in contract estimates and revenue resulting from the accelerated amortization on certain off-market liability contracts were offset by lower employee benefit costs in the prior year period.
Adjusted EBITDA as a percentage of revenues for the nine months ended October 29, 2021 increased to 9.6% of revenues from 8.8% of revenues from the prior year primarily due to a net increase in profitability across our existing contract portfolio, net favorable changes in contract estimates, and revenue resulting from the accelerated amortization on certain off-market liability contracts, partially offset by gains related to the resolution of certain legal and other program contract matters in the prior year.
Other Key Performance Measures
In addition to the financial measures described above, we believe that net bookings and backlog are useful measures for management and investors to evaluate our potential future revenues. We also consider measures such as contract types and cost of revenues mix to be useful for management and investors to evaluate our operating income and performance.
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
The estimated value of our total backlog as of the dates presented was:

	October 29, 2021	January 29, 2021
	(in millions)
Funded backlog	$3,441	$3,024
Negotiated unfunded backlog	20,213	18,524
Total backlog	$23,654	$21,548
We had net bookings worth an estimated $1.4 billion and $7.2 billion during the three and nine months ended October 29, 2021. Total backlog at the end of the third quarter has increased compared to total backlog at prior year end primarily due to several large awards received during the period from the U.S. Army. In addition, $0.6 billion of acquired backlog from Halfaker was recorded as an increase to backlog as of the acquisition date.
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

	Nine Months Ended
	October 29, 2021	October 30, 2020
Cost reimbursement	54%	54%
Time and materials (T&M)	20%	22%
Firm-fixed price (FFP)	26%	24%
Total	100%	100%

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

	Three Months Ended		Nine Months Ended
	October 29, 2021	October 30, 2020	October 29, 2021	October 30, 2020

Labor-related cost of revenues	53%	54%	54%	55%
Subcontractor-related cost of revenues	30%	29%	29%	30%
Supply chain materials-related cost of revenues	7%	7%	8%	8%
Other materials-related cost of revenues	10%	10%	9%	7%
Total	100%	100%	100%	100%
Cost of revenues mix for the nine months ended October 29, 2021 reflects an increase in other materials-related content due in part to the Unisys Federal acquisition (which occurred in the middle of the first quarter of the prior year period and historically had a higher proportion of such costs).
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
Historical Cash Flow Trends
The following table summarizes our cash flows:

	Nine Months Ended
	October 29, 2021	October 30, 2020
	(in millions)
Net cash provided by operating activities	$415	$702
Net cash used in investing activities	(272)	(1,229)
Net cash (used in) provided by financing activities	(176)	526
Net decrease in cash, cash equivalents and restricted cash	$(33)	$(1)

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
Net Cash Provided by Operating Activities. Refer to “Results of Operations” above for a discussion of the changes in cash provided by operating activities between the nine months ended October 29, 2021 and the comparable prior year period.
Net Cash Used in Investing Activities. Cash used in investing activities for the nine months ended October 29, 2021 decreased compared to the prior year period primarily due to cash paid for the acquisition of Unisys Federal in the prior year period, partially offset by cash paid for the acquisitions of Halfaker and Koverse in the current year period.
Net Cash Used in / Provided by Financing Activities. Cash used in financing activities for the nine months ended October 29, 2021 was $176 million compared to cash provided by financing activities of $526 million in the prior year period. This change is primarily due to proceeds from borrowings obtained to finance the Unisys Federal acquisition in the prior year period and higher share repurchases in the current year period, partially offset by voluntary principal prepayments in the prior year period and borrowings to finance the Halfaker acquisition in the current year period.
Critical Accounting Policies
There have been no changes to our critical accounting policies during the nine months ended October 29, 2021 from those disclosed in our most recently filed Annual Report on Form 10-K.
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
Item 4. Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) and have concluded that as of October 29, 2021 these controls and procedures were operating and effective.
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
The following table presents repurchases of our common stock during the three months ended October 29, 2021:

Period(1)	Total Number of Shares (or Units) Purchased(2)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(3)
July 31, 2021 - September 3, 2021	175,540	$83.73	175,540	3,435,388
September 4, 2021 - October 1, 2021	304,835	85.29	304,835	3,130,553
October 2, 2021 - October 29, 2021	254,008	88.41	254,008	2,876,545
Total	734,383	$85.99	734,383
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
(3)On March 27, 2019, the number of shares that may be purchased increased by approximately 4.6 million shares, bringing the total authorized shares to be repurchased under the plan to approximately 16.4 million shares. As of October 29, 2021, we have repurchased approximately 13.6 million shares of common stock under the program.
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
Date: December 6, 2021

Science Applications International Corporation

/s/ Prabu Natarajan
Prabu Natarajan Executive Vice President and Chief Financial Officer