Form 10-K
period 2022-01-28
Science Applications International Corp
filed 2022-03-28
CIK 1571123

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 28, 2022
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
As of July 30, 2021 (the last business day of the registrant’s most recently completed second quarter), the aggregate market value of the registrant’s common stock (based upon the closing stock price) held by non-affiliates was $4.9 billion.
The number of shares issued and outstanding of the registrant’s common stock as of March 4, 2022 was 56,049,904 shares ($.0001 par value per share).
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Science Applications International Corporation’s Definitive Proxy Statement for the 2022 Annual Meeting of Stockholders are incorporated by reference in Part III of this report.

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
Our business has a long and successful history of over 50 years serving all branches (Army, Air Force, Navy, Marines and Coast Guard) and agencies of the Department of Defense (DoD), National Aeronautics and Space Administration (NASA), U.S. Department of State, Department of Justice, Department of Homeland Security and several sensitive intelligence community agencies. Our long-standing customer relationships have enabled us to achieve an in-depth understanding of our customers’ missions and provide differentiated service offerings to meet our customers’ most complex requirements. Our offerings include: engineering; technology integration; IT modernization; maintenance of ground and maritime systems; logistics; training and simulation; operation and program support services; and end-to-end services spanning the design, development, integration, deployment, management and operations, sustainment and security of our customers’ entire IT infrastructure. We serve our customers through approximately 1,900 active contracts and task orders. We have approximately 26,000 employees that are led by an experienced executive team of proven industry leaders.
On July 2, 2021, the Company completed the acquisition of Halfaker and Associates, LLC (Halfaker), a mission focused, pure-play health IT company, which grows the Company's digital transformation portfolio. Additionally, on May 3, 2021, the Company acquired Koverse, a software company that provides a data management platform enabling artificial intelligence and machine learning on complex sensitive data.
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
Significant Scale and Diversified Contract Base. With approximately $7.4 billion in revenue in fiscal 2022, we are one of the largest pure-play technology service providers to the U.S. government. Our significant scale advantage enables us to serve as a prime systems integrator on large, complex programs and to allocate resources toward further developing and expanding our repeatable, proven solutions and differentiated technical capabilities. Our diversified revenue base consists of programs ranging from research and development to operations and maintenance.

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
Repeatable Methodologies and Certified Processes. Our technical excellence is driven by our proven, repeatable, disciplined processes for management, engineering, technical support and services. We deploy our tools and processes enterprise-wide and emphasize a consistent approach to planning, designing and delivering solutions and services to our customers. We hold certifications from the International Organization for Standardization (including ISO 9001, ISO/IEC 27001, ISO 20000-1 and AS9100D), and from the Capability Maturity Model Integration Institute as a CMMI®-DEV Maturity Level 3 organization.
The Company is organized as a matrix comprised of two customer facing operating sectors supported by an enterprise solutions and operations organization. The two operating sectors are responsible for customer relationships, business development and program management, and delivery and execution, while the enterprise solutions and operations organization manages the development of our offerings, solutions and capabilities. Each of the Company’s two operating sectors is focused on providing the Company’s comprehensive technical, engineering and enterprise IT service offerings to one or more agencies of the U.S federal government. The Company's operating sectors are aggregated into one reportable segment for financial reporting purposes.
For additional discussion and analysis related to recent business developments, see “Economic Opportunities, Challenges and Risks” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II of this report.
Key Customers
In each of fiscal 2022, 2021 and 2020, 98% of our total revenues were attributable to prime contracts with the U.S. government or to subcontracts with other contractors engaged in work for the U.S. government. Substantially all of our revenues were earned by entities located in the United States.
The U.S. Army and U.S. Navy each generated more than 10% of our revenues during each of the last three fiscal years. The percentages of total revenues for the U.S. government, its agencies and other customers, including those comprising more than 10% of total revenues for each of the periods presented were approximately:

	Year Ended
	January 28, 2022	January 29, 2021	January 31, 2020
U.S. Army	15%	17%	21%
U.S. Navy	12%	11%	12%
Other DoD	21%	19%	19%
Other federal government	50%	51%	46%
Total U.S. government	98%	98%	98%
Other	2%	2%	2%
Total	100%	100%	100%

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
Regulation
Our business is heavily regulated and we must comply with and are affected by laws and regulations, including Federal Acquisition Regulations (FAR) and Cost Accounting Standards (CAS), relating to the award, administration and performance of U.S. government and other contracts. These regulations set forth policies, procedures and requirements for the acquisition of goods and services by the U.S. government and impose a broad range of requirements, many of which are unique to government contracting and include procurement, import and export, security, contract termination and adjustment, and audit requirements. In addition, these regulations govern contract pricing and reimbursable costs by, among other things, requiring certification and disclosure of cost or pricing data in connection with certain contract negotiations, defining allowable and unallowable costs, and otherwise governing the right to reimbursement under various flexibly priced contracts. These laws and regulations impose specific cost accounting practices that may increase accounting and internal control costs associated with compliance with government standards. The U.S. government may revise its procurement practices or adopt new contract rules and regulations at any time. Our compliance with these regulations is monitored by the Defense Contract Management Agency (DCMA) and the Defense Contract Audit Agency (DCAA).
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
Backlog
Backlog represents the estimated amount of future revenues to be recognized under negotiated contracts as work is performed. Our backlog consists of funded backlog and negotiated unfunded backlog. At January 28, 2022 and January 29, 2021 our total backlog was $24.1 billion and $21.5 billion, respectively. For a complete description of our backlog, see “Other Key Performance Measures—Net Bookings and Backlog” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II of this report.
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
•contractors focused principally on technical and IT services, such as Booz Allen Hamilton Inc., CACI International, Inc., Leidos Holdings, Inc., ManTech International Corporation, and Serco Group plc;
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
Competition within the government services industry has intensified, which has led to fewer sole-source awards and an increased emphasis on cost competitiveness and affordability. In addition, procurement initiatives to improve efficiency, refocus priorities, increase small business awards and enhance best practices could result in fewer new opportunities for our industry as a whole, which would intensify competition within the industry as companies compete for a more limited set of new programs.
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
People and Culture
Overview
SAIC’s purpose is to advance the power of technology and innovation to serve and protect our world. We achieve our purpose with and through our people, who are fundamental to our success. Our values underpin our culture and are at the heart of how we operate:
•Passion: Love what you do
•Empowerment: Decide and act
•Integrity: Be real
•Inclusion: Embrace differences
•Innovation: Think courageously
Attracting and retaining top talent is an essential element of SAIC’s business strategy and our value proposition for our shareholders, customers, and employees. To deliver on this strategy, we seek to be a company that provides meaningful work and purpose, and creates a fulfilling and differentiated experience for our employees. Our investments in our employees drive a productive, innovative and inclusive culture, where our people are empowered to be their best authentic selves and to do their best work.
As of January 28, 2022, we employed approximately 26,000 employees, of which 93% are full time with the majority located in the United States.
To cultivate a differentiated employee experience, we are focused on fostering a flexible work environment, strengthening diversity, equity and inclusion (DE&I), and enhancing employee well-being.
Fostering flexibility
The pandemic has caused people to re-evaluate their priorities and expectations about work. Flexibility of work schedule and location is a key reason why people join and stay at companies, and we are creating an environment at SAIC where our employees can use the power of flexibility to thrive.
We implemented flexible work schedules including a 4-day workweek and other schedule options and increased remote and hybrid work opportunities. Our definition of flexibility is not a one-size fits all, rather it is tailored and nurtured through the engagement between our employees and their leaders.
Flexibility has helped us widen the talent pool and attract and retain highly skilled people in extremely sought after disciplines such as science, technology, engineering and cybersecurity. During fiscal 2022, we hired more than 5,800 new employees and kept voluntary turnover below our industry’s average rate.
Strengthening diversity, equity, and inclusion
Our ongoing diversity, equity, and inclusion efforts demonstrate our continuing promise to share our intentions, to hold ourselves accountable, and to be transparent about both our progress and our areas of opportunity. We believe diversity creates unparalleled innovation and is critical to the delivery of exceptional business results.
We seek to drive tangible change through our commitments to:
1.Fight racism, bias, and prejudice in our workplace.
2.Make SAIC more inclusive and diverse.
3.Support non-profit organizations that are uplifting people of color in our communities.
4.Measure and hold ourselves accountable for results.
The strength of our leadership is greatest when it fully reflects the diversity of our workforce. In fiscal 2022, we established goals to achieve parity in the representation of women and people of color between our leadership and non-leadership roles within five years. We made meaningful progress toward our goals this year, with women now representing 27% of our leadership and people of color representing 22%.
While we have achieved parity between women in leader and non-leader roles and made considerable progress toward our people of color leader representation goal, we know there is more work to be done. To hold ourselves

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
accountable for results, SAIC’s executive compensation incentive plans are tied to meeting our diversity goals. As of January 28, 2022, our diversity representation was:

SAIC Leaders	27% Women	22% People of Color
SAIC Non-leader Employees	27% Women	33% People of Color
To build our diversity pipeline, we instituted a new approach to ensure SAIC job descriptions, recruiting tools and processes eliminated the potential for bias, and we required a diverse slate of candidates for leadership roles. We launched the AcceleratHER Women's Leadership Academy, a nomination-based development and mentoring program focused on accelerating the advancement of SAIC's high-potential women.
Among our efforts to fight racism, bias, and prejudice in the workplace, we added unconscious bias training as a requirement for all new employees and continued to require that all leaders complete our “From Unconscious Bias to Inclusion” training course.
As an important demonstration of SAIC’s commitment to advance diversity, equity and inclusion, we added Juneteenth as a paid holiday for our employees, being one of the first in our industry to do so. Our employees are encouraged to actively participate in our multiple employee resource groups (ERG) where they can enhance their personal networks and their sense of belonging. This year, we added a new accessibility ERG to advocate and support employees and their family members with visible and non-visible disabilities including mental health and neurodiversity.
Our progress on our DE&I initiatives has been recognized: SAIC is a Forbes 2022 Best Large Employers; a Forbes America’s Best Employers for Veterans; a Human Rights Campaign Best Places to Work for LGBTQ Equality; and a Forbes Best Employers for Diversity. We are honored that 23% of our employees are veterans of the U.S. armed forces.
Enhancing employee well-being
Through our annual culture survey, we gather confidential feedback from our employees to learn how we can improve our efforts to provide an exceptional employee experience. To ensure all levels of management understand employee sentiment, every individual leader receives aggregated results to develop an action plan to address their team’s needs. Strengths and opportunities are identified leading to focused investments to build on our cultural strengths and address areas for improvement. Training to upskill our leaders in coaching, enhancing team well-being, and engaging hybrid teams inclusively was implemented this year as a result of survey feedback.
Additionally, we invest in our people through technical and professional skills training, leadership development programs, higher education programs and tuition assistance programs for continuing education or industry certification. In fiscal 2022, our employees completed approximately 134,000 hours of training including 55,000 hours of ethics and compliance training. Our leaders completed over 11,000 hours of leadership development training.
SAIC provides wide-ranging options to support employees’ well-being, including an Employee Assistance Program and a wellness program. This year, based on employee feedback, we substantially raised paid family leave to further support parents and multi-generational families and offered company-subsidized backup child and elder care. Additionally, for the second year in a row, SAIC is fully covering the increased costs of employee premiums in the Company’s medical insurance plans and holding employee premiums flat.
Employee health and safety is paramount to our business and contributes to our employees’ well-being. We encourage employees to prevent workplace hazards and engage in health and wellness initiatives. Throughout the COVID-19 pandemic, our priority has been the safety and well-being of our employees and business partners. We continue to closely monitor COVID-19 matters and provide comprehensive resources and programs for managing through the pandemic, working virtually and handling associated stress as well as sharing timely information on the topic.
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
SAIC is committed to being a good steward of the environment through assessing, mitigating and reducing the impact we have on the world around us. Due to the nature of our business, SAIC has limited exposure to environmental risks, yet we set self-imposed goals related to the reduction of greenhouse gas emissions, energy conservation, recycling and other important environmental initiatives. In 2014, SAIC set a goal of reducing greenhouse gas emissions by 15% by 2025 and exceeded that goal by reaching the reduction of 25% in 2016. To further encourage cuts to our carbon footprint, we used 2019 as a new baseline and made significant progress in reducing emissions in 2020. Specifically, direct emissions from owned or controlled sources (Scope 1) were 25% below 2019 emissions levels, and indirect emissions from purchased electricity (Scope 2) were 21% below 2019 levels. For energy conservation, SAIC’s efforts are sharply focused on electrical energy consumption. We track and evaluate electricity consumption and efficiency at those facilities over which we have operational control. In calendar year 2020, partially due to decreased facility use as a result of the COVID-19 pandemic, SAIC reduced its electrical energy consumption by 3% from 2019 levels, with a total consumption of 34,813,703 kWh.
For additional information regarding environmental matters, see SAIC's 2022 Corporate Responsibility Report, which is expected to be issued during the second quarter of fiscal 2023 and will be available on our website at www.saic.com. The information on our website is not incorporated by reference into and is not a part of this report.
Although we do not currently anticipate that compliance costs or the liabilities associated with environmental laws or climate change will adversely affect our business, financial position, and results of operations and/or cash flows, it is possible that we may incur material costs or liabilities in the future. These regulations and risks are described in more detail under “Risk Factors” in this report.
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
We generated either as a prime contractor or a subcontractor to other contractors engaged in work for the U.S. government 98% of our total revenues during each of the last three fiscal years from contracts with the U.S. government. We expect to continue to derive substantially all of our revenues from work performed under U.S. government contracts. Our reputation and relationship with the U.S. government, and in particular with the agencies of the DoD, are key factors in maintaining and growing these revenues. Negative press reports or publicity, regardless of accuracy, could harm our reputation. If our reputation is negatively affected, or if we are suspended or debarred from contracting with government agencies for any reason, the amount of business with government and other customers would decrease and our future revenues, cash flows, and financial results would be adversely affected.
A decline in the U.S. government defense budget, changes in spending or budgetary priorities, the failure to approve U.S. government budgets on a timely basis or delays in contract awards and other procurement activity may significantly and adversely affect our future revenues, cash flow and financial results.
Because we generate substantially all of our revenues from contracts with U.S. government agencies, our operating results could be adversely affected by spending caps or changes in budgetary priorities, as well as by delays in the government budget process, program starts or the award of contracts or task orders under contracts. Current U.S. government spending levels for defense-related and other programs may not be sustained beyond government fiscal year (GFY) 2022. Future spending and program authorizations may not increase or may decrease or shift to programs in areas in which we do not provide services or are less likely to be awarded contracts. Such changes in spending authorizations and budgetary priorities may occur as a result of shifts in spending priorities. A reprioritization may reduce defense-related and other programs as a result of competing demands for federal funds and the number and intensity of military conflicts or other factors.
When the U.S. Congress does not complete a budget before the end of the fiscal year, government operations typically are funded through one or more continuing resolutions that authorize agencies of the U.S. government to continue to operate, but do not authorize new spending initiatives. When the U.S. government operates under a continuing resolution, contract awards may be delayed, canceled, or funded at lower levels, which could adversely impact our operations, cash flows and financial results. While the federal government is currently funded in full through the end of GFY 2022, there is a strong possibility that GFY 2023 will begin under a continuing resolution lasting several weeks or months.
In addition, it is possible that an impasse on policy issues could threaten continuous government funding past September 30, 2022 or result in another federal government shutdown, which could cause us to incur labor or other costs without reimbursement under customer contracts or the delay or cancellation of key programs, and could adversely affect our operations, cash flows and financial results.
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
We generate revenues under various types of contracts, which include cost-reimbursement, T&M and FFP contracts. Our earnings and profitability may vary materially depending on changes in the proportionate amount of revenues derived from each type of contract, the nature of services or solutions provided, as well as the achievement of performance objectives and the stage of performance at which the right to receive fees, particularly under incentive and award fee contracts, is finally determined. Cost-reimbursement and T&M contracts generally have lower profitability than FFP contracts. To varying degrees, each of our contract types involves some risk that we could underestimate the costs and resources necessary to fulfill the contract. Our profitability is adversely affected when we incur costs on cost-reimbursement and T&M contracts that we cannot bill to our customers. While FFP contracts allow us to benefit from cost savings, these contracts also increase our exposure to the risk of cost overruns. Revenues derived from FFP contracts represented approximately 26% of our total revenues for fiscal 2022. When making proposals on FFP contracts, we rely heavily on our estimates of costs and timing for completing the associated projects, as well as assumptions regarding technical issues. In each case, our failure to accurately estimate costs or the resources and technology needed to perform our contracts or to effectively manage and control our costs during the performance of work could result, and in some instances has resulted, in reduced profits or in losses. More generally, any increased or unexpected costs or unanticipated delays in connection with the performance of our contracts, including costs and delays caused by contractual disputes or other factors outside of our control (such as performance failures of our subcontractors, rising inflation, natural disasters or other force majeure events including the outbreak of the coronavirus disease 2019 (COVID-19)) could make our contracts less profitable than expected or unprofitable.
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
Our industry continues to experience significant changes to business practices as a result of an increased focus on affordability, efficiencies and recovery of costs, among other items. U.S. government agencies may face restrictions or pressure regarding the type and amount of services that they may obtain from private contractors. Legislation, regulations and initiatives dealing with procurement reform, mitigation of potential OCI’s, deterrence of fraud, and environmental responsibility or sustainability could have an adverse effect on us. Federal and state laws, regulations and mandates that require significant progress to reduce the impact of climate change through carbon pollution-free electricity, net-zero emissions in vehicles, buildings, procurement and operations, and similar actions could diminish or weaken our ability to attain new contracts or garner renewals. As a government services provider, we anticipate that requirements around supply chain management and specific procurement strategies to reduce contractor emissions and emissions in products used or acquired could impair the Company from effectively competing. Further, requirements around the disclosure of greenhouse gas emissions, particularly Scope 3 emissions, emission reduction targets, climate risk, and other climate sustainability actions could potentially have a negative impact to our business and the ability to secure certain contracts or contract renewals. The risk of more rapidly shifting or changing government policies could have an equally adverse effect on government contractors such as ourselves. Moreover, shifts in the buying practices of U.S. government agencies (such as increased usage of fixed price contracts, multiple award contracts and small business set-aside contracts) could have adverse effects on government contractors, including us. Any of these changes could impair our ability to obtain new contracts or contract renewals. Any new contracting requirements or procurement methods, including those related to climate change, could be costly or administratively difficult for us to implement and could adversely affect our future revenues, profitability and prospects.
Our business is subject to reviews, audits and cost adjustments by the U.S. government, which, if resolved unfavorably to us, could adversely affect our profitability, cash flows or growth prospects.
The DCAA, DCMA and others routinely audit and review a contractor’s performance on government contracts, indirect cost rates and pricing practices, and compliance with applicable contracting and procurement laws, regulations and standards. They also review the adequacy of the contractor’s compliance with government standards for its business systems, which are defined as the contractor’s accounting, earned value management, estimating, materials management, property management and purchasing systems. A finding of significant control deficiencies in a contractor’s business systems or a finding of noncompliance with CAS can result in decremented billing rates to U.S. government customers until the control deficiencies are corrected and their remediation is accepted by the DCMA. The agencies conducting these audits and reviews have come under increased scrutiny. As a result, audits and reviews have become more rigorous and the standards to which we are held are being more strictly interpreted, which has increased the likelihood of an audit or review resulting in an adverse outcome.

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
As of January 28, 2022, we have estimated $343 million of gross net operating loss (NOL) carryforwards and tax basis in our acquired amortizable goodwill and other intangible assets of approximately $1.6 billion. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the Code), if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes may be limited.

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
We will incur direct and indirect costs as a result of the acquisitions of Engility Holdings, Inc. (Engility), Unisys Federal, Halfaker, and Koverse.
We will incur substantial expenses in connection with and as a result of the acquisitions and, over a period of time following the completion of the acquisitions, we expect to incur substantial expenses in connection with coordinating our businesses, operations, policies and procedures. While we have assumed that a certain level of transaction expenses will be incurred, factors beyond our control could affect the total amount or the timing of these expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately.

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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
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
We face risks related to climate change if associated increases in extreme weather events prohibit or adversely affect our employees’ ability to work.
Severe storms, increased precipitation and flooding, heat waves and other weather-related obstacles due to climate change could adversely affect our ability to execute our strategy and may disrupt our operations. Any failure of our employees’ ability to work could potentially impair our capability to efficiently perform and meet our contractual obligations, timely address our customers’ needs and ultimately win new business, all of which could adversely affect our business, financial position, results of operations, and/or cash flows. While we have a distributed workforce with employees working remotely across the U.S., we do have employees who, because of client requirements or contractual obligations, must work at specified locations. In these instances, if there was a severe weather event that impacted such a location we may not be able to meet the client’s requirements or our contractual obligations. In the shorter term, a climate-related event could temporarily suspend our ability to do the required work in person, produce operational or other unforeseen challenges, and in the longer term, threaten our ability to perform contracts in a timely manner or meet other requirements of the contract, any of which could harm our business and its results.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
Although SAIC has business continuity plans and other safeguards in place, there is no assurance that such plans and safeguards will be effective or that such measures will not adversely affect our operations or long-term plans. In addition, local conditions and regulations may delay the return of employees to business sites, which could impede our ability to meet the client’s requirements or our contractual obligations. The ability of individual employees, based on how severely the climate-related event has impacted them, may also impede our ability to meet the client’s requirements or our contractual obligations.
Our customers, both government and civil, may shift priorities, requirements and business processes in response to climate change, which could affect our business and revenues.
Customers could change priorities and approaches due to their operations experiencing a direct climate-change impact, have future concerns about their long-term sustainability, face external legislative or regulatory pressure, or other external market factors such as investor, consumer or societal requests or demands that a customer may feel obliged to respond to. Such changes and responses by our customers have the potential to adversely impact our future revenues, profitability and prospects.
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
reporting unit. Any future impairment of goodwill or other intangible assets would have a negative impact on our profitability and financial results.
Forward-Looking Statement Risks
You may not be able to rely on forward-looking statements.
This report contains forward-looking statements that are based on our management’s belief and assumptions about the future in light of information currently available to our management. In some cases, you can identify forward-looking statements by words such as “may,” “will,” “should,” “expects,” “projects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” “outlook,” and similar words or phrases or the negative of these words or phrases. These statements relate to future events or our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable when made, we cannot guarantee future results, levels of activity, performance or achievements. There are a number of important factors that could cause our actual results to differ materially from those results anticipated by our forward-looking statements, which include, but are not limited to, the risk factors discussed above.
We do not undertake any obligation to update or revise any of the forward-looking statements to reflect events, circumstances, changes in expectations, or the occurrence of unanticipated events after the date of those statements or to conform these statements to actual results.
Item 1B. Unresolved Staff Comments
No information is required in response to this item.
Item 2. Properties
We occupy approximately 4 million square feet of floor space, substantially all of which is leased. Our corporate headquarters is located in Reston, Virginia. Our principal locations outside of Reston, Virginia include Chantilly, Virginia, Huntsville, Alabama, Oak Ridge, Tennessee, El Segundo, California and Annapolis Junction, Maryland. As of January 28, 2022, we conducted our operations in approximately 160 offices located in 31 states, the District of Columbia, and various foreign countries. We consider our facilities suitable and adequate for our present needs, which are generally limited to office, warehouse and computer laboratory spaces.
Item 3. Legal Proceedings
We have provided information about legal proceedings in which we are involved in Note 17 to the consolidated financial statements contained within this report.
We are also routinely subject to investigations and reviews relating to compliance with various laws and regulations. Additional information regarding such investigations and reviews is described under the heading “Government Investigations, Audits and Reviews” in Note 17 to the consolidated financial statements contained within this report.
Item 4. Mine Safety Disclosures
No information is required in response to this item.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities
Our common stock is listed on the New York Stock Exchange under the ticker symbol “SAIC”. As of March 4, 2022, there were approximately 24,000 holders of record of our common stock. The number of holders of record of our common stock may not be representative of the number of beneficial owners due to shares that may be held by depositories, brokers or nominees.
Stock Performance Graph
The following graph compares the total cumulative return on our common stock, from the beginning of fiscal year 2017 through fiscal year 2022, to two indices: (i) the Russell 1000 Index and (ii) the Dow Jones US Computer Services Index. The graph assumes an initial investment of $100 on February 3, 2017 and that dividends have been reinvested. The comparisons in the graph are required by the U.S. Securities and Exchange Commission (SEC), based upon historical data and are not intended to forecast or be indicative of possible future performance of our common stock.

$200
$180
$160
$140
$120
$100
$80
$60
Dollars
02/03/17
02/02/18
02/01/19
01/31/20
01/29/21
01/28/22
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
The following table presents repurchases of our common stock during the three months ended January 28, 2022:

Period(1)	Total Number of Shares (or Units) Purchased(2)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(3)
October 30, 2021 - December 3, 2021	316,960	$88.06	316,960	2,559,585
December 4, 2021 - December 31, 2021	271,702	83.36	271,702	2,287,883
January 1, 2022 - January 28, 2022	252,397	85.18	252,397	2,035,486
Total	841,059	$85.68	841,059
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
(3)On March 27, 2019, the number of shares that may be purchased increased by approximately 4.6 million shares, bringing the total authorized shares to be repurchased under the plan to approximately 16.4 million shares. As of January 28, 2022, we have repurchased approximately 14.4 million shares of common stock under the program.
Item 6. [Reserved]

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations, and quantitative and qualitative disclosures about market risk should be read in conjunction with our consolidated financial statements and the related notes included in this Form 10-K, as well as Part II, Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the year ended January 29, 2021, which provides additional information on comparisons of fiscal 2021 and 2020. It contains forward-looking statements (which may be identified by words such as those described in “Risk Factors—Forward-Looking Statement Risks” in Part I of this report), including statements regarding our intent, belief, or current expectations with respect to, among other things, trends affecting our financial condition or results of operations; backlog; our industry; government budgets and spending; market opportunities; the impact of competition; and the impact of acquisitions. Such statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those in the forward-looking statements as a result of various factors. Risks, uncertainties and assumptions that could cause or contribute to these differences include those discussed below and elsewhere in this report, particularly in “Risk Factors” in Part I of this report. Due to such risks, uncertainties and assumptions, you are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date hereof. We do not undertake any obligation to update these factors or to publicly announce the results of any changes to our forward-looking statements due to future results or developments.
We use the terms "SAIC," the “Company,” “we,” “us” and “our” to refer to Science Applications International Corporation and its consolidated subsidiaries.
The Company utilizes a 52/53 week fiscal year ending on the Friday closest to January 31, with fiscal quarters typically consisting of 13 weeks. Fiscal 2022 began on January 30, 2021 and ended on January 28, 2022, fiscal 2021 began on February 1, 2020 and ended on January 29, 2021, and fiscal 2020 began on February 2, 2019 and ended on January 31, 2020.
Business Overview
We are a leading technology integrator providing full life cycle services and solutions in the technical, engineering and enterprise information technology (IT) markets. We developed our brand by addressing our customers’ mission critical needs and solving their most complex problems for over 50 years. As one of the largest pure-play technology service providers to the U.S. government, we serve markets of significant scale and opportunity. Our primary customers are the departments and agencies of the U.S. government. We serve our customers through approximately 1,900 active contracts and task orders and employ approximately 26,000 individuals who are led by an experienced executive team of proven industry leaders. Our long history of serving the U.S. government has afforded us the ability to develop strong and longstanding relationships with some of the largest customers in the markets we serve. Substantially all of our revenues and tangible long-lived assets are generated by or owned by entities located in the United States.
Economic Opportunities, Challenges, and Risks
In fiscal 2022, we generated 98% of our revenues from contracts with the U.S. government, including subcontracts on which we perform. Our business performance is affected by the overall level of U.S. government spending and the alignment of our offerings and capabilities with the budget priorities of the U.S. government. Appropriations measures passed in March 2022 provided full funding for the federal government through the end of government fiscal year 2022. The August 2019 Bipartisan Budget Act agreement suspended the Federal debt ceiling until July 31, 2021. In October 2021, the Federal debt ceiling was increased by $480 billion and in December 2021 was further increased by $2.5 trillion which is expected to allow the U.S. government to operate into 2023. It is unlikely but possible these measures could expire without extension and lead to a partial or full government shutdown.
Adverse changes in fiscal and economic conditions could materially impact our business. Some changes that could have an adverse impact on our business include the implementation of future spending reductions (including sequestration), delayed passage of appropriations bills resulting in temporary or full-year continuing resolutions, extreme inflationary increases adversely impacting fixed price contracts, inability to increase or suspend the Federal debt ceiling, and potential government shutdowns.
Spending packages, including the infrastructure bill and future potential spending packages, may provide additional opportunity in areas of SAIC focus such as broadband, cyber, and climate resiliency.

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
On July 2, 2021, we completed the acquisition of Halfaker and Associates, LLC (Halfaker). The acquisition of Halfaker, in alignment with our long-term strategy, grows the Company's digital transformation portfolio while expanding its ability to support the government's healthcare mission.
On March 13, 2020, we completed the acquisition of Unisys Federal, a former operating unit of Unisys Corporation. The acquisition of Unisys Federal, in alignment with our long-term strategy, positions SAIC as a leading government services technology integrator in digital transformation, and is highly accretive across all key financial metrics.
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
Section 3610 of the Coronavirus Aid, Relief, and Economic Security (CARES) Act provides a mechanism to recover our labor costs where our employees are ready and able to work but unable to access required facilities due to COVID-19. This support from the CARES Act expired on September 30, 2021. Reduced activity on contracts, including travel and other direct costs, caused revenues to be approximately $125 million lower for fiscal 2022 (net of $62 million of labor recovered under the provisions of the CARES Act described above to maintain our workforce in a stand-ready state).
We are generally not able to bill profit on those costs and, in some cases, funding limitations and the necessity for contract modifications may cause us not to be able to recover all of the labor costs. As a result, operating income for fiscal 2022 was reduced by approximately $8 million.
In addition, the CARES Act allowed for the deferral of certain payroll tax payments through December 31, 2020 and we deferred total payments of approximately $103 million. The first installment ($51 million) of these deferred payroll taxes was paid during fiscal 2022 with the remaining amounts due in the fourth quarter of fiscal 2023.
In September 2021, the President issued an executive order which requires all federal employees and contractors to be fully vaccinated by January 18, 2022, unless an employee is legally entitled to an accommodation. In December 2021, a federal district judge issued an order, which temporarily enjoined the federal contractor vaccine mandate. We had taken steps to comply with the vaccine mandate across our workforce until it was enjoined. We

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
are continuing to monitor the impact that the enforcement of this executive order will have on our workforce and operations, but at this point the impact has not been material.
We have not experienced a significant impact to our liquidity or access to capital as a result of the COVID-19 pandemic. As discussed in “Liquidity and Capital Resources” we believe that our existing cash on hand, generation of future operating cash flows, and access to bank financing and capital markets will provide adequate resources to meet our short-term liquidity and long-term capital needs. As of January 28, 2022 we were in compliance with our debt covenants and we have not been required to obtain additional financing, or make significant modifications to our capital deployment strategy, as a result of the COVID-19 pandemic.
While we continue to navigate the impacts of the COVID-19 pandemic, COVID-19 did not have as significant an impact on revenues and operating income as compared to the prior year. The full extent of the impact of COVID-19 on our business and our operational and financial performance will depend on future developments, including the duration and spread of the pandemic, all of which are uncertain and cannot be predicted.
See “Risk Factors” in Part I of this report for additional discussion of the risks associated with the COVID-19 pandemic.
Management of Operating Performance and Reporting
Our business and program management process is directed by professional managers focused on serving our customers by providing high quality services in achieving program requirements. These managers carefully monitor contract margin performance by constantly evaluating contract risks and opportunities. Throughout each contract’s life cycle, program managers review performance and update contract performance estimates to reflect their understanding of the best information available. For performance obligations satisfied over time, updates to estimates are recognized on inception-to-date activity, during the period of adjustment, resulting in either a favorable or unfavorable impact to operating income.
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
Results of Operations
The primary financial performance measures we use to manage our business and monitor results of operations are revenues, operating income and cash flows from operating activities. The following table summarizes our results of operations:

	Year Ended
	January 28, 2022	Percent change	January 29, 2021	Percent change	January 31, 2020
	(dollars in millions)
Revenues	$7,394	5%	$7,056	11%	$6,379
Cost of revenues	6,535	4%	6,264	10%	5,673
As a percentage of revenues	88.4%		88.8%		88.9%
Selling, general and administrative expenses	344	(2)%	352	22%	288
Acquisition and integration costs	56	4%	54	13%	48
Other operating income	(3)	(25)%	(4)	100%	—
Operating income	462	18%	390	5%	370
As a percentage of revenues	6.2%		5.5%		5.8%
Net income attributable to common stockholders	$277	33%	$209	(8)%	$226
Cash flows provided by operating activities	$518	(31)%	$755	65%	$458
Revenues. Revenues increased $338 million from fiscal 2021 to fiscal 2022 due to ramp up on new and existing contracts, the acquisitions of Unisys Federal (which occurred in the first quarter of the prior year period) and Halfaker, net favorable changes in contract estimates, and the accelerated amortization on certain off-market liability contracts, partially offset by contract completions. Adjusting for the impact of acquired revenues and divested revenues, revenues grew 2.5% primarily due to new awards and net increases in program volume.
Cost of Revenues. Cost of revenues increased $271 million from fiscal 2021 to fiscal 2022 primarily due to an increase in volume on existing contracts and the acquisitions of Unisys Federal (which occurred in the first quarter of the prior year period) and Halfaker. Cost of revenues as a percentage of revenues decreased due to improved profitability across our contract portfolio, net favorable changes in contract estimates, and the accelerated amortization on certain off-market liability contracts, partially offset by higher indirect costs.
Selling, General and Administrative Expenses. SG&A decreased $8 million from fiscal 2021 to fiscal 2022 primarily due to decreased intangible asset amortization related to the acquisition of Unisys Federal and lower bid and proposal costs in the current year, partially offset by intangible amortization related to the acquisition of Halfaker, gains related to the resolution of certain legal matters in the prior year, and the acquisitions of Unisys Federal (which occurred in the first quarter of the prior year period) and Halfaker.
Operating Income. Operating income as a percentage of revenues increased to 6.2% for fiscal 2022, compared to 5.5% for fiscal 2021, primarily due to improved profitability across our contract portfolio, net favorable changes in contract estimates, benefit from a net favorable settlement of prior indirect rate years, and the accelerated amortization on certain off-market liability contracts, partially offset by higher indirect costs in the current year and gains related to the resolution of certain legal and other program contract matters in the prior year.
Cash Flows Provided by Operating Activities. Cash flows provided by operating activities were $518 million for fiscal 2022, which represented a decrease of $237 million from fiscal 2021. The decrease was primarily due to higher cash provided by the Master Accounts Receivable Purchase Agreement (MARPA Facility) in the prior year ($170 million), when we initially entered into the facility, and working capital impact related to the deferred payroll taxes allowed under the CARES Act, partially offset by lower cash paid for income taxes and higher net earnings.
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
are useful to management and investors are provided below. Other companies may define similar measures differently.
EBITDA and Adjusted EBITDA. The performance measure EBITDA is calculated by taking net income and excluding interest and loss on sale of receivables, provision for income taxes, and depreciation and amortization. Adjusted EBITDA is a performance measure that excludes costs that we do not consider to be indicative of our ongoing performance. Adjusted EBITDA is calculated by taking EBITDA and excluding acquisition and integration costs, impairments, restructuring costs, and any other material non-recurring costs. Integration costs are costs to integrate acquired companies including costs of strategic consulting services, facility consolidation and employee related costs such as retention and severance costs. The acquisition and integration costs relate to the Company’s acquisitions of Engility Holdings, Inc., Unisys Federal, Halfaker, and Koverse. See Note 5 to the consolidated financial statements contained within this report for description of our restructuring and impairment costs.
We believe that EBITDA and adjusted EBITDA provide management and investors with useful information in assessing trends in our ongoing operating performance and may provide greater visibility in understanding the long-term financial performance of the Company.
EBITDA and adjusted EBITDA for the periods presented were calculated as follows:

	Year Ended
	January 28, 2022	January 29, 2021	January 31, 2020
	(in millions)
Net income	$279	$211	$229
Interest expense and loss on sale of receivables	107	124	90
Interest income	—	(1)	(4)
Provision for income taxes	79	60	57
Depreciation and amortization	165	179	131
EBITDA	630	573	503
EBITDA as a percentage of revenues	8.5%	8.1%	7.9%
Acquisition and integration costs	56	54	48
Restructuring and impairment costs	2	4	—
Depreciation included in acquisition and integration costs	(1)	(1)	(5)
Recovery of acquisition and integration costs and restructuring and impairment costs(1)	(1)	(3)	(8)
Adjusted EBITDA	$686	$627	$538
Adjusted EBITDA as a percentage of revenues	9.3%	8.9%	8.4%
(1)    Adjustment reflects the portion of acquisition and integration costs and restructuring and impairment costs recovered through the Company's indirect rates in accordance with Cost Accounting Standards.
Adjusted EBITDA as a percentage of revenues increased to 9.3% for fiscal 2022, compared to 8.9% for fiscal 2021, driven by a net increase in profitability across our existing contract portfolio, net favorable changes in contract estimates, benefit from a net favorable settlement of prior indirect rate years, and revenue resulting from the accelerated amortization on certain off-market liability contracts, partially offset by higher indirect costs in the current year and gains related to the resolution of certain legal and other program contract matters in the prior year.
Other Key Performance Measures
In addition to the financial measures described above, we believe that bookings and backlog are useful measures for management and investors to evaluate our potential future revenues. We also consider measures such as contract types and cost of revenues mix to be useful for management and investors to evaluate our operating income and performance.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
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
The estimated value of our total backlog as of the dates presented was:

	January 28, 2022	January 29, 2021
	(in millions)
Funded backlog	$3,491	$3,024
Negotiated unfunded backlog	20,601	18,524
Total backlog	$24,092	$21,548
We had net bookings worth an estimated $9.4 billion and $11.9 billion during fiscal 2022 and 2021, respectively. Fiscal 2022 total backlog has increased from the prior year primarily due to several large awards received during the period from the U.S. Army and U.S. Navy. In addition, $0.6 billion of acquired backlog from Halfaker was recorded as an increase to backlog as of the acquisition date.
Contract Types. Our earnings and profitability may vary materially depending on changes in the proportionate amount of revenues derived from each type of contract. For a discussion of the types of contracts under which we

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
generate revenues, see “Business—Contract Types” in Part I of this report. The following table summarizes revenues by contract type as a percentage of revenues for the periods presented:

	Year Ended
	January 28, 2022	January 29, 2021	January 31, 2020
Cost reimbursement	54%	54%	57%
Time and materials (T&M)	20%	22%	20%
Firm-fixed price (FFP)	26%	24%	23%
Total	100%	100%	100%
Our contract mix reflects an increase in firm-fixed price type contracts due in part to the acquisitions of Unisys Federal (which occurred in the first quarter of the prior year period) and Halfaker, which historically had a higher proportion of these contracts.
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

	Year Ended
	January 28, 2022	January 29, 2021	January 31, 2020
	(as a % of total cost of revenues)
Labor-related cost of revenues	54%	55%	54%
Subcontractor-related cost of revenues	29%	29%	29%
Supply chain materials-related cost of revenues	8%	8%	11%
Other materials-related cost of revenues	9%	8%	6%
Total	100%	100%	100%
Cost of revenues mix for fiscal 2022 remained consistent with the prior year.
Liquidity and Capital Resources
As a services provider, our business generally requires minimal infrastructure investment. We expect to fund our ongoing working capital, commitments and any other discretionary investments with cash on hand, future operating cash flows and, if needed, borrowings under our $400 million Revolving Credit Facility and $300 million MARPA Facility.
We anticipate that our future cash needs will be for working capital, capital expenditures, and contractual and other commitments. We consider various financial measures when we develop and update our capital deployment strategy, which include evaluating cash provided by operating activities, free cash flow and financial leverage. When our cash generation enables us to exceed our target average minimum cash balance, we intend to deploy excess cash through dividends, share repurchases, debt prepayments or strategic acquisitions.
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
Upon the acquisition of Halfaker, we drew $100 million on our incremental senior secured Term Loan A2 Facility due October 2023. The proceeds were used for the purchase of Halfaker.
Upon the acquisition of Unisys Federal in fiscal 2021, we drew $600 million on our incremental senior secured Term Loan B2 Facility due March 2027 and issued $400 million of Senior Notes due 2028. In addition, in February 2020 we sold $200 million of accounts receivable under our MARPA Facility. The proceeds were used for the purchase of Unisys Federal.
Borrowings under our Term Loan Facilities, our MARPA Facility and, if used in the future, our Revolving Credit Facility incur interest at a variable rate. In accordance with our risk management objectives, we hold fixed interest rate swap agreements to hedge the variability in interest payment cash flows on a substantial portion of our outstanding variable rate debt. These instruments are accounted for as cash flow hedges. Under the swap agreements, we pay the fixed rate and the counterparties to the agreement pay a floating interest rate.
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
Beginning in fiscal 2023, the Tax Cuts and Jobs Act of 2017 requires the capitalization of research and development costs for tax purposes, which can then be amortized over five years. Congress has proposed tax legislation to delay the effective date of this change to 2026, but it is uncertain whether the proposed legislation will ultimately be enacted into law. If the current effective date remains in place, the Company's initial assessment is that the Company would experience a material decrease in cash from operations in fiscal 2023, but our net deferred tax assets will increase by a similar amount. Management is currently evaluating the potential impact on our operating cash flows.
During fiscal 2022, we repurchased approximately 2.4 million shares of our common stock for $211 million from the open market in connection with our existing share repurchase program. Since the program’s inception in December of 2013, we have repurchased 14.4 million shares for $946 million.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
The following table summarizes our principal contractual commitments as of January 28, 2022:

	Total	Due in Fiscal 2023
	(in millions)
Long-term debt including current portion	$2,540	$148
Interest payments on long-term debt(1)	338	77
Operating lease obligations	265	59
Estimated purchase obligations(2)	114	76
Other liabilities(3)	155	98
Total contractual obligations	$3,412	$458
(1)Amounts include an estimate of future variable interest payments on the Term Loan Facilities based on scheduled outstanding principal amounts, current applicable margin and projected 1-month LIBOR as of January 28, 2022. The amounts presented in this table exclude the effects of interest rate swaps used to hedge against changes in 1-month LIBOR.
(2)Excludes purchase orders for services or products to be delivered pursuant to U.S. government contracts in which we have full recourse under normal contract termination clauses.
(3)Other liabilities primarily consist of liabilities associated with deferred compensation plan obligations, liabilities for unrecognized tax benefits, and the deferral of certain payroll tax payments as permitted by the CARES Act. Deferred compensation plan obligations due in fiscal 2023 are based on participants’ payment elections on retirement and estimated retirement ages. Liabilities for unrecognized tax benefits due in fiscal 2023 are based on the fiscal year in which the statute of limitations is currently expected to expire.
See respective notes to the consolidated financial statements contained within this report for further information about our long-term debt (Note 11), lease payment obligations (Note 15), liabilities for unrecognized tax benefits (Note 10), and letters of credit and surety bonds (Note 17).
Historical Cash Flow Trends
The following table summarizes our cash flows:

	Year Ended
	January 28, 2022	January 29, 2021	January 31, 2020
	(in millions)
Net cash provided by operating activities	$518	$755	$458
Net cash used in investing activities	(292)	(1,231)	(47)
Net cash (used in) provided by financing activities	(301)	464	(455)
Total decrease in cash, cash equivalents and restricted cash	$(75)	$(12)	$(44)
Cash Provided by Operating Activities. Refer to “Results of Operations” above for a discussion of the changes in cash provided by operating activities between fiscal 2022 and 2021.
Cash Used in Investing Activities. Cash used in investing activities decreased in fiscal 2022 compared to the prior year period primarily due to cash paid for the acquisition of Unisys Federal in the prior year period, partially offset by cash paid for the acquisitions of Halfaker and Koverse in the current year period.
Cash Used in/Provided by Financing Activities. Cash used in financing activities in fiscal 2022 was $301 million compared to cash provided by financing activities of $464 million in fiscal 2021. This change is primarily due to proceeds from borrowings obtained to finance the Unisys Federal acquisition in the prior year period and higher share repurchases in the current year period, partially offset by higher voluntary principal prepayments in the prior year period and borrowings to finance the Halfaker acquisition in the current year period.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
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
Many of our contracts include forms of variable consideration such as reimbursable costs, award and incentive fees, usage-based pricing, service-level penalties, performance bonuses, and other provisions that can either increase or decrease the transaction price. Variable amounts are generally determined upon our achievement of certain performance metrics, program milestones or cost targets and may be based upon customer discretion. At contract inception, we estimate the transaction price and may include variable consideration in the transaction price only to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. When developing these estimates, we consider the customer, contract terms, the complexity of the work and related risks, the extent of customer discretion, historical experience and the potential of a significant reversal of revenue.
Changes in Estimates on Contracts. Changes in estimates of revenues, cost of revenues or profits related to performance obligations satisfied over time are recognized in operating income in the period in which such changes are made for the inception-to-date effect of the changes. Changes in these estimates can occur routinely over the performance period for a variety of reasons, which include: changes in scope; changes in cost estimates due to unanticipated cost growth or reassessments of risks impacting costs; changes in the estimated transaction price, such as variable amounts for incentive or award fees; and performance being better or worse than previously estimated. Many of the Company's contracts recognize revenue on performance obligations using a cost input measure (cost-to-cost), which requires estimates of total costs at completion. In cases when total expected costs exceed total estimated revenues for a performance obligation, the Company recognizes the total estimated loss in the quarter identified. Total estimated losses are inclusive of any unexercised options that are probable of award, only if they increase the amount of the loss. Aggregate net changes in contract estimates increased operating

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
income by $13 million, $9 million and $22 million for fiscal 2022, 2021 and 2020, respectively. For additional information related to changes in estimates on contracts, including gross favorable and unfavorable adjustments as well as the impact to earnings per share, see Note 3 to the consolidated financial statements contained within this report.
Business Combinations. We record all tangible and intangible assets acquired and liabilities assumed in a business combination at fair value as of the acquisition date. The excess amount of the aggregated purchase consideration paid over the fair value of the net of assets acquired and liabilities assumed is recorded as goodwill.
The fair values of assets acquired and liabilities assumed are determined using either an income, cost or market approach. Each of these valuation methods requires significant judgment, including analysis of historical performance and estimates of future performance. Estimates can be affected by contract performance and other factors that may cause final amounts to differ materially from original estimates.
Under the income approach, fair value is based on the present value of future cash flows to be generated over the remaining economic life of an asset or liability being measured. This method includes estimates for projections of revenues and expenses, royalty rates, tax rates, contributory asset charges, discount rates, and tax amortization benefits. Under the cost approach, fair value is measured by determining the replacement cost of an asset. Under the market approach, the fair value reflects the price and other relevant information of market transactions for comparable assets, liabilities or groups of assets and liabilities. Valuation techniques consistent with the market approach often use market multiples derived from a set of comparables.
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
During the fourth quarter of fiscal 2022, we completed our annual goodwill impairment testing and determined that each reporting unit's fair value significantly exceeded its carrying value.
In addition, determining the carrying value of each reporting unit requires judgment and involves the assignment of assets and liabilities to the reporting units based on a systematic and rational allocation methodology. Certain assets and liabilities may be specifically identified and assigned to a reporting unit based on the information

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
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
Effects of Inflation
For any of the most recent three fiscal years ended January 28, 2022, inflation has not had a significant impact on revenues or costs. Most of our contracts are paid in U.S. dollars and our cost to perform on these contracts are generally paid in U.S. dollars, so inflation risk is generally limited to that which is related to the U.S. dollar. Approximately 54% of our revenues for fiscal 2022 were derived from cost-reimbursement type contracts, which have limited inflation risk because our contracts generally entail the provision of labor on a reimbursable basis, and, when materials are acquired, they provide for billing to the customer during the period in which the materials were received. Bids for longer-term FFP and T&M contracts typically include sufficient provisions for labor and other cost escalations to cover anticipated cost increases over the period of performance. As a result, if we were to experience significant levels of inflation, our revenues and costs for cost-type contracts would generally both increase commensurate with inflation and operating income as a percentage of total revenues would not be significantly affected. Operating income as a percentage of total revenues would not be significantly affected for longer-term FFP and T&M contracts to the extent that bid contract cost escalations are sufficient to cover heightened inflation levels.
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
objective. A hypothetical 50 basis points (bps) change to interest rates would not materially change our results of operations or cash flows. For additional information related to our debt and interest rate swap agreements, see Note 11 and Note 12, respectively, to the consolidated financial statements contained in this report.
Derivatives. As of January 28, 2022, the fair value of our fixed interest rate swaps was $51 million (liability). Under the swap agreements, we pay a fixed rate and the counterparties to the agreements pay a floating interest rate based on 1-month LIBOR. A hypothetical 50 bps change in the 1-month LIBOR curve would change the fair value of the fixed interest rate swaps up to $16 million. Since the interest rate swaps are accounted for as cash flow hedges, the change in fair value is reported as a component of equity (accumulated other comprehensive income or loss). We do not hold or issue derivative financial instruments for trading or speculative purposes. For additional information related to calculating the fair value of our interest rate swaps, see Note 12 to the consolidated financial statements included in this report.
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
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer (our Chief Executive Officer) and principal financial officer (our Chief Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of January 28, 2022, and our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the fourth quarter of fiscal 2022 that materially affected, or are likely to materially affect, our internal control over financial reporting.
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
Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our internal control over financial reporting as of January 28, 2022 based on the framework established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our management has assessed in its evaluation the effectiveness of our internal control over financial reporting as of January 28, 2022 and has concluded that our internal control over financial reporting was effective.
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
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Science Applications International Corporation
Opinion on Internal Control Over Financial Reporting
We have audited Science Applications International Corporation's internal control over financial reporting as of January 28, 2022, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Science Applications International Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of January 28, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of January 28, 2022 and January 29, 2021, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended January 28, 2022, and the related notes and our report dated March 28, 2022 expressed an unqualified opinion thereon.

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
March 28, 2022

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
Item 9B. Other Information
No information is required in response to this item.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
No information is required in response to this item.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
Part III

Item 10. Directors, Executive Officers, and Corporate Governance
Our executive officers as of March 28, 2022, are listed below, along with their ages on that date, positions and offices held and business experience during at least the past five years. All such persons have been elected to serve until their successors are elected and qualified or until their earlier resignation or removal.

Name of officer	Age	Position(s) with the Company and prior business experience

Nazzic S. Keene	61	Chief Executive Officer (CEO) since July 2019. Prior to this role Ms. Keene served as Chief Operating Officer (COO) from June 2017 to July 2019, as Sector President, Global Markets and Missions from September 2013 to June 2017, and Leidos Holding Inc. (formerly SAIC, Inc.) Senior Vice President for Corporate Strategy and Planning from August 2012 to September 2013. Prior to joining us, Ms. Keene was the Senior Vice President and General Manager for U.S. Enterprise Markets at CGI Group, Inc.

Steven G. Mahon	60	General Counsel and Corporate Secretary since November 2015. Mr. Mahon previously served as General Counsel, Chief Compliance Officer and Corporate Secretary at MTS Systems Corporation (MTS) from October 2011 to November 2015. Prior to MTS, Mr. Mahon was Assistant General Counsel for Alliant Techsystems Inc. and is a retired Colonel from the U.S. Army where he served in the U.S. Judge Advocate’s General’s Corps, practicing law in a variety of roles on active duty and in the U.S. Army Reserve.

Prabu Natarajan	51	Chief Financial Officer (CFO) since January 2021. Prior to joining us, Mr. Natarajan was Vice President of Financial Planning and Merger and Acquisition for Northrop Grumman from January 2016 to December 2020. Mr. Natarajan joined Northrop Grumman in August 2011 and was also Vice President of Business Management and CFO for the Information Systems Sector from August 2014 to January 2016 and Vice President, Treasurer and Taxes from August 2011 to August 2014. Mr. Natarajan has held positions at The AES Corporation and PricewaterhouseCoopers LLP.

Michelle A. O'Hara	46
Chief Human Resources Officer since October 2019. Prior to this role, Ms. O’Hara served as Senior Vice President for Human Resources, after serving as head of talent strategy, total rewards, learning and development, diversity, executive compensation, and talent acquisition. Prior to joining SAIC, Ms. O’Hara served as the head of talent acquisition at Bearingpoint.

Robert S. Genter	46
President, Defense and Civilian Sector, since 2016. Mr. Genter is responsible for strategy, business development, and program execution for the portfolio including the majority of the Department of Defense, the FAA, Department of State, USDA, EPA, DOE, Commerce, DHS, GSA, and FTRB. Mr. Genter previously served as the Senior Vice President and General Manager of Strategic Growth Markets customer group. From 2004 to 2013, Mr. Genter held various leadership and P&L roles at CGI, ultimately serving as Vice President of Consulting Services for Commercial Markets, and prior to joining CGI, held several finance and operations roles at American Management Systems.

Michael W. LaRouche	56
President, National Security and Space Sector, since 2019. Mr. LaRouche is responsible for supporting a variety of Intelligence Community customers, NASA and the U.S. Air Force. Before joining SAIC, Mr. LaRouche led multiple large business units at Raytheon, where he served as Vice President for 11 years. Earlier in his career, LaRouche served in leadership positions with Lockheed Martin and Hughes.

For additional information required by Item 10 with respect to executive officers and directors, including audit committee and audit committee financial experts, procedures by which stockholders may recommend nominees to the Board of Directors, and compliance with Section 16(a) of the Securities Exchange Act of 1934, see the information set forth under the captions “Proposal 1—Election of Directors,” “Corporate Governance” and “Other Information” in the 2022 Definitive Proxy Statement, which information is incorporated by reference into this report.

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
Item 11. Executive Compensation
For information required by Item 11 with respect to executive compensation, see the information set forth under the captions “Compensation Discussion and Analysis,” “Executive Compensation” and “Corporate Governance” in the 2022 Definitive Proxy Statement, which information is incorporated by reference into this report.
For information required by Item 11 with respect to compensation committee interlocks and insider participation, see the information set forth under the caption “Corporate Governance” in the 2022 Definitive Proxy Statement, which information is incorporated by reference into this report.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
For information required by Item 12 with respect to the security ownership of certain beneficial owners and management, see the information set forth under the caption “Other Information” in the 2022 Definitive Proxy Statement, which information is incorporated by reference into this report.
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
The following table provides the number of shares of our common stock to be issued, the weighted-average exercise price of the outstanding stock options and the number of shares remaining for future award grants as of January 28, 2022:

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(3)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,166,387	$72.34	5,557,369
Equity compensation plans not approved by security holders	—	—	—
Total	2,166,387	$72.34	5,557,369
(1)This amount includes 612,984 stock options outstanding and 1,553,403 shares issuable for other stock-based awards under the 2013 Equity Incentive Plan. This amount does not include shares to be issued pursuant to purchase rights under the 2013 Employee Stock Purchase Plan.
(2)Does not include shares to be issued for stock-based awards, other than stock options, which will not require any payment upon issuance of those shares.
(3)Includes 2,514,092 shares of our common stock available for issuance under the 2013 Employee Stock Purchase Plan (ESPP). The maximum number of shares initially available for issuance under the ESPP was 1 million. The ESPP provides for an automatic increase to the share reserve on the first day of each fiscal year beginning on February 1, 2014 in an amount equal to the lesser of (i) 1 million shares, (ii) two percent of the number of shares of our common stock outstanding on the last day of the immediately preceding fiscal year or (iii) a number determined by the Compensation Committee of the Board of Directors. The amount authorized for issuance under the ESPP increased 500,000, 916,198 and 973,477 during fiscal 2017, 2016 and 2015 respectively. There was no increase to the amount authorized for issuance under the ESPP during fiscal 2018 - 2022. In addition, this includes 2,027,513 shares of our common stock available for issuance under the 2013 Equity Incentive Plan (EIP). The maximum number of shares initially available for issuance under the EIP was 5.7 million, which was increased by 2.8 million per the amended and restated 2013 Equity Incentive Plan, adopted June 4, 2014, amounting to a total authorized for issuance of 8.5 million. Lastly, this includes 1,015,764 shares of our common stock available for issuance under the 2012 Long Term Performance Plan (LTPP), see Note 8 to the consolidated financial statements contained within this report. The shares outstanding under the LTPP relate to assumed awards from the Engility Holdings, Inc. acquisition, and as of the acquisition date, January 14, 2019, the maximum number of shares available for issuance under the LTPP was 1,198,010. We expect that the number of shares actually issued under the EIP and LTPP will be significantly less than the number of total awards outstanding under the respective plans because (a) a net option exercise results in a smaller portion of the number of award shares being issued when a participant uses award shares, rather than cash, to pay the exercise price, which historically most participants have elected to do, (b) most participants historically have elected to let the Company retain award shares to pay for taxes due on the exercise of options and all participants are required to use award shares to pay for taxes upon the vesting of restricted stock or restricted stock units, (c) some participants may terminate employment with the Company before the vesting of awards resulting in awards being forfeited and (d) some participants may not exercise stock options before the expiration date for a variety of reasons, including if the exercise price exceeds the then current market price of shares.
Item 13. Certain Relationships and Related Transactions, and Director Independence
For information required by Item 13 with respect to certain relationships and related transactions and the independence of directors and nominees, see the information set forth under the caption “Corporate Governance” in the 2022 Definitive Proxy Statement, which information is incorporated by reference into this report.
Item 14. Principal Accounting Fees and Services
For information required by Item 14 with respect to principal accounting fees and services, see the information set forth under the caption “Audit Matters” in the 2022 Definitive Proxy Statement, which information is incorporated by reference into this report.

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
Dated: March 28, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Nazzic S. Keene	Principal Executive Officer and Director	March 28, 2022
Nazzic S. Keene

/s/ Prabu Natarajan	Principal Financial Officer and Principal Accounting Officer	March 28, 2022
Prabu Natarajan

/s/ Donna S. Morea	Chair of the Board	March 28, 2022
Donna S. Morea

/s/ Robert A. Bedingfield	Director	March 28, 2022
Robert A. Bedingfield

/s/ Carol A. Goode	Director	March 28, 2022
Carol A. Goode

/s/ Garth N. Graham	Director	March 28, 2022
Garth N. Graham

/s/ John J. Hamre	Director	March 28, 2022
John J. Hamre

/s/ Yvette M. Kanouff	Director	March 28, 2022
Yvette M. Kanouff

/s/ Timothy J. Mayopoulos	Director	March 28, 2022
Timothy J. Mayopoulos

/s/ Katharina G. McFarland	Director	March 28, 2022
Katharina G. McFarland

/s/ Milford W. McGuirt	Director	March 28, 2022
Milford W. McGuirt

/s/ Steven R. Shane	Director	March 28, 2022
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Science Applications International Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Science Applications International Corporation (the Company) as of January 28, 2022 and January 29, 2021, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended January 28, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 28, 2022 and January 29, 2021, and the results of its operations and its cash flows for each of the three years in the period ended January 28, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 28, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 28, 2022 expressed an unqualified opinion thereon.

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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Revenue recognition based on a cost input measure of progress

Description of the Matter
The Company recognizes a significant portion of its revenues using a cost input (cost-to-cost) measure of progress. Under the cost-to-cost measure of progress, revenue is recognized based on the ratio of costs incurred to the total estimated costs at completion. The transaction price used as the basis for revenue is the estimated amount of consideration expected to be received for performance and may include variable consideration such as reimbursable costs, award fees, incentive fees, or other provisions that can either increase or decrease the transaction price. As described in Note 1 to the consolidated financial statements, recognizing revenue on long-term contracts involves significant judgments and estimates. Changes in estimates (as quantified in Note 3 to the consolidated financial statements) can routinely occur due to changes in the estimated transaction price or estimated costs to completion and for a variety of reasons including changes in scope, changes in cost estimates due to unanticipated cost growth or reassessments of risks impacting costs, and changes in the estimated transaction price, such as variable amounts for incentive or award fees. A significant change in an estimate on one or more contracts could have a material effect on the Company’s results of operations.

Auditing the Company’s accounting for revenue using the cost input measure of progress was complex due to the judgment involved in estimating the transaction price and total estimated costs at completion for these contracts. The transaction price may include variable consideration. Additionally, management estimates total costs at completion by making assumptions regarding the complexity of the work to be performed, the schedule and associated tasks, labor productivity and availability, increases in wages and prices of materials, execution by subcontractors, overhead cost rates, and other variables.

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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Unrecognized tax benefits

Description of the Matter
As discussed in Notes 1 and 10 to the consolidated financial statements, the Company files income tax returns in the U.S. Federal jurisdiction and various state jurisdictions. The Company recognizes liabilities for uncertainty in income taxes when it is more likely than not that a tax position will not be sustained on examination and settlement with various taxing authorities. During the year ended January 28, 2022, the Company has recorded additional unrecognized tax benefits of $12 million, resulting in a total liability of $78 million.
Auditing these reserves was challenging due to the significant judgment in applying the tax law and inherent uncertainty involved in predicting the ultimate resolution of the matters with the taxing authority. Changes to the liability resulting from ongoing or future audits by the taxing authorities could have a material effect on the Company’s results of operations.

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

Tysons, Virginia
March 28, 2022

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION CONSOLIDATED STATEMENTS OF INCOME

	Year Ended
	January 28, 2022	January 29, 2021	January 31, 2020
	(in millions, except per share amounts)
Revenues	$7,394	$7,056	$6,379
Cost of revenues	6,535	6,264	5,673
Selling, general and administrative expenses	344	352	288
Acquisition and integration costs	56	54	48
Other operating income	(3)	(4)	—
Operating income	462	390	370
Interest expense	105	122	90
Other (income) expense, net	(1)	(3)	(6)
Income before income taxes	358	271	286
Provision for income taxes	(79)	(60)	(57)
Net income	$279	$211	$229
Net income attributable to non-controlling interest	2	2	3
Net income attributable to common stockholders	$277	$209	$226
Earnings per share:
Basic	$4.81	$3.60	$3.87
Diluted	$4.77	$3.56	$3.83

See accompanying notes to consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended
	January 28, 2022	January 29, 2021	January 31, 2020
	(in millions)
Net income	$279	$211	$229
Other comprehensive income (loss), net of tax:
Net unrealized gain (loss) on derivative instruments	48	(19)	(53)
Defined benefit obligation adjustment	4	2	(5)
Total other comprehensive income (loss), net of tax	52	(17)	(58)
Comprehensive income	$331	$194	$171
Comprehensive income attributable to non-controlling interest	2	2	3
Comprehensive income attributable to common stockholders	$329	$192	$168

See accompanying notes to consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION CONSOLIDATED BALANCE SHEETS

	January 28, 2022	January 29, 2021
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$106	$171
Receivables, net	1,015	962
Inventories, net	64	78
Prepaid expenses	57	56
Other current assets	21	22
Total current assets	1,263	1,289
Goodwill	2,913	2,787
Intangible assets, net	1,132	1,138
Property, plant, and equipment, net	100	108
Operating lease right of use assets	209	236
Other assets	129	165
Total assets	$5,746	$5,723
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$612	$517
Accrued payroll and other employee benefits	227	196
Accrued vacation	137	150
Other accrued liabilities	228	344
Long-term debt, current portion	148	68
Total current liabilities	1,352	1,275
Long-term debt, net of current portion	2,370	2,447
Operating lease liabilities	192	205
Deferred income taxes	43	2
Other long-term liabilities	160	242
Commitments and contingencies (Note 17)
Equity:
Common stock, $0.0001 par value, 1 billion shares authorized, 56 million shares and 58 million shares issued and outstanding as of January 28, 2022 and January 29, 2021, respectively	—	—
Additional paid-in capital	838	1,004
Retained earnings	818	627
Accumulated other comprehensive loss	(37)	(89)
Total common stockholders' equity	1,619	1,542
Non-controlling interest	10	10
Total stockholders' equity	1,629	1,552
Total liabilities and stockholders' equity	$5,746	$5,723

See accompanying notes to consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION CONSOLIDATED STATEMENTS OF EQUITY

	Shares of common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non-controlling Interest	Total
	(in millions)
Balance at February 1, 2019	60	$1,132	$367	$(14)	$14	$1,499
Net income	—	—	226	—	3	229
Issuances of stock	—	12	—	—	—	12
Other comprehensive loss, net of tax	—	—	—	(58)	—	(58)
Cash dividends of $1.48 per share	—	—	(87)	—	—	(87)
Stock-based compensation	—	21	—	—	—	21
Repurchases of stock	(2)	(182)	—	—	—	(182)
Distributions to non-controlling interest	—	—	—	—	(7)	(7)
Balance at January 31, 2020	58	983	506	(72)	10	1,427
Net income	—	—	209	—	2	211
Issuances of stock	—	14	—	—	—	14
Other comprehensive loss, net of tax	—	—	—	(17)	—	(17)
Cash dividends of $1.48 per share	—	—	(88)	—	—	(88)
Stock-based compensation	—	30	—	—	—	30
Repurchases of stock	—	(23)	—	—	—	(23)
Distributions to non-controlling interest	—	—	—	—	(2)	(2)
Balance at January 29, 2021	58	1,004	627	(89)	10	1,552
Net income	—	—	277	—	2	279
Issuances of stock	1	16	—	—	—	16
Other comprehensive income, net of tax	—	—	—	52	—	52
Cash dividends of $1.48 per share	—	—	(86)	—	—	(86)
Stock-based compensation	—	32	—	—	—	32
Repurchases of stock	(3)	(214)	—	—	—	(214)
Distributions to non-controlling interest	—	—	—	—	(2)	(2)
Balance at January 28, 2022	56	$838	$818	$(37)	$10	$1,629

See accompanying notes to consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	January 28, 2022	January 29, 2021	January 31, 2020
	(in millions)
Cash flows from operating activities:
Net income	$279	$211	$229
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	165	179	131
Amortization of off-market customer contracts	(33)	(15)	—
Amortization of debt issuance costs	7	21	7
Deferred income taxes	59	12	44
Stock-based compensation expense	46	42	37
(Gain) loss on divestitures	(2)	10	—
Impairment of assets	18	2	5
Increase (decrease) resulting from changes in operating assets and liabilities, net of the effect of the acquisitions:
Receivables	(31)	221	(50)
Inventory, prepaid expenses, and other current assets	14	8	(10)
Other assets	(3)	(14)	(34)
Accounts payable and accrued liabilities	30	(76)	62
Accrued payroll and employee benefits	10	95	3
Operating lease assets and liabilities, net	5	(5)	(4)
Other long-term liabilities	(46)	64	38
Net cash provided by operating activities	518	755	458
Cash flows from investing activities:
Expenditures for property, plant, and equipment	(36)	(46)	(21)
Purchases of marketable securities	(9)	(6)	(24)
Sales of marketable securities	6	9	3
Cash paid for acquisitions, net of cash acquired	(255)	(1,202)	—
Proceeds from divestitures	8	17	—
Other	(6)	(3)	(5)
Net cash used in investing activities	(292)	(1,231)	(47)
Cash flows from financing activities:
Dividend payments to stockholders	(86)	(87)	(87)
Principal payments on borrowings	(119)	(399)	(274)
Issuances of stock	16	13	10
Stock repurchased and retired or withheld for taxes on equity awards	(226)	(34)	(197)
Proceeds from borrowings	116	1,000	100
Debt issuance costs	—	(27)	—
Distributions to non-controlling interest	(2)	(2)	(7)
Net cash (used in) provided by financing activities	(301)	464	(455)
Net decrease in cash, cash equivalents and restricted cash	(75)	(12)	(44)
Cash, cash equivalents and restricted cash at beginning of period	190	202	246
Cash, cash equivalents and restricted cash at end of period	$115	$190	$202

See accompanying notes to consolidated financial statements.
Supplementary cash flow disclosure:
Cash paid for interest	$98	$96	$86
Cash paid for income taxes	$7	$39	$32

Non-cash investing and financing activities:
Increase (decrease) in accrued plan share repurchases	$2	$1	$(1)
(Decrease) increase in accrued property, plant, and equipment	$(2)	$(1)	$3

See accompanying notes to consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Business Overview and Summary of Significant Accounting Policies:
Overview
Description of Business. Science Applications International Corporation (collectively, with its consolidated subsidiaries, the “Company”) is a leading provider of technical, engineering and enterprise information technology (IT) services primarily to the U.S. government. The Company provides engineering and integration services for large, complex projects and offers a broad range of services with a targeted emphasis on higher-end, differentiated technology services. The Company is organized as a matrix comprised of two customer facing operating sectors supported by an enterprise solutions and operations organization. Each of the Company’s two customer facing operating sectors is focused on providing the Company’s comprehensive technical, engineering and enterprise IT service offerings to one or more agencies of the U.S federal government. The Company's operating sectors are aggregated into one reportable segment for financial reporting purposes, see Note 16.
Acquisitions. On July 2, 2021, the Company completed the acquisition of Halfaker and Associates, LLC (Halfaker), a mission focused, pure-play health IT company. On May 3, 2021, the Company completed the acquisition of Koverse, a software company that provides a data management platform enabling artificial intelligence and machine learning on complex sensitive data. On March 13, 2020, the Company completed the acquisition of Unisys Federal, a former operating unit of Unisys Corporation, which enhances our capabilities in government priority areas, expands our portfolio of intellectual property and technology-driven offerings, and increases our access to current and new customers. See Note 4 for additional information.
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
Non-controlling Interest. The Company holds a 50.1% majority interest in Forfeiture Support Associates J.V. (FSA). The results of operations of FSA are included in the Company's consolidated statements of income and comprehensive income and statements of cash flows. The non-controlling interest reported on the consolidated balance sheets represents the portion of FSA’s equity that is attributable to the non-controlling interest.
Use of Estimates
The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. Significant estimates inherent in the preparation of the financial statements may include, but are not limited to, estimated profitability of long-term contracts, income taxes, fair value measurements, fair value of goodwill and other intangible assets, pension and defined benefit plan obligations, and contingencies. Estimates have been prepared by management on the basis of the most current and best available information at the time of estimation and actual results could differ from those estimates.
Reporting Periods
The Company utilizes a 52/53 week fiscal year ending on the Friday closest to January 31, with fiscal quarters typically consisting of 13 weeks. Fiscal 2022 began on January 30, 2021 and ended on January 28, 2022, fiscal 2021 began on February 1, 2020 and ended on January 29, 2021, and fiscal 2020 began on February 2, 2019 and ended on January 31, 2020.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition
The Company provides technical, engineering and enterprise IT services under long-term service arrangements primarily with the U.S. government, including subcontracts with other contractors engaged in work for the U.S. government. The Company also serves a number of state and local governments, foreign governments and U.S. commercial customers.
The Company provides services under various contract types, including firm-fixed price (FFP), time-and-materials (T&M), cost-plus-fixed-fee, cost-plus-award-fee and cost-plus-incentive-fee contracts. Our service arrangements typically involve an annual base period of performance followed by renewal option periods that upon exercise are generally accounted for as separate contracts.
To determine the proper revenue recognition, the Company first evaluates whether we have a duly approved and enforceable contract with a customer, in which rights of parties and payment terms are identified and collectability is probable. We also evaluate whether two or more contracts should be combined and accounted for as a single contract and whether modifications to existing contracts should be accounted for as part of the original contract or as a separate contract. Contract modifications that create new enforceable rights and obligations are accounted for prospectively. Contract modifications that do not add distinct goods or services are accounted for through cumulative catch-up adjustments.
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
Recognizing revenue on long-term contracts involves significant estimates and judgments. The transaction price is the estimated amount of consideration we expect to receive for performance under our contracts. Contract terms may include variable consideration, such as reimbursable costs, award and incentive fees, usage-based fees, service-level penalties, performance bonuses, or other provisions that can either increase or decrease the transaction price. Variable amounts are generally determined upon our achievement of certain performance metrics, program milestones or cost targets and may be based upon customer discretion. When making our estimates, the Company considers the customer, contract terms, the complexity of the work and related risks, the extent of customer discretion, historical experience and the potential of a significant reversal of revenue. The Company includes variable consideration in the transaction price only to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved.
Estimating costs at completion is complex due to the nature of the services being performed and the length of certain contracts. Contract costs generally include direct costs, such as labor, subcontract costs and materials, and indirect costs identifiable with or allocable to a specific contract. Management must make assumptions regarding the complexity of the work to be performed, the schedule and associated tasks, labor productivity and availability, increases in wages and prices of materials, execution by our subcontractors, overhead cost rates, and other variables. Contract costs incurred for U.S. government contracts, including indirect costs, are subject to audit and adjustment by the Defense Contract Audit Agency (DCAA).
The Company provides for anticipated losses on contracts with the U.S. government by recording an expense for the total expected loss during the period in which the losses are first determined.
For contracts with multiple performance obligations, the Company allocates transaction price to each performance obligation based on the relative standalone selling price of each distinct performance obligation within the contract. Since the Company typically provides customized services and solutions that are specific to a single customer’s requirements, standalone selling price is most often estimated based on expected costs plus a reasonable profit margin.
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
Contract Balances
The timing of revenue recognition may differ from the timing of billing and cash receipts from customers. Amounts are invoiced as work progresses, typically biweekly or monthly in arrears, or upon achievement of contractual milestones. We record a contract asset when revenue is recognized prior to invoicing, or a contract liability when cash is received in advance of recognizing revenue. A contract asset is a right to consideration that is conditional upon factors other than the passage of time. Contract assets include unbillable receivables and contract retentions, but exclude billed and billable receivables. Billed and billable receivables are rights to consideration, which are

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
Deferred Costs
Certain eligible costs, such as costs to obtain and costs to fulfill our service contracts, are capitalized when the costs relate directly to the contract, are expected to be recovered, and generate or enhance resources to be used in satisfying the performance obligation. These costs primarily consist of commissions, transition and set-up costs. Capitalized costs to obtain and fulfill a contract are amortized on a straight-line basis over the expected period of benefit, which generally includes the contract base period and anticipated renewals.
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents are comprised of cash in banks and highly liquid instruments, which primarily consist of bank deposits and investments in institutional money market funds. The Company includes outstanding payments within cash and cash equivalents and accounts payable on the consolidated balance sheets and as of January 28, 2022 and January 29, 2021 these amounts were $54 million and $25 million, respectively. The Company does not invest in high yield or high risk securities. The cash in bank accounts at times may exceed federally insured limits.
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

	January 28, 2022	January 29, 2021
	(in millions)
Cash and cash equivalents	$106	$171
Restricted cash included in other current assets	5	5
Restricted cash included in other assets	4	14
Cash, cash equivalents and restricted cash	$115	$190
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
Unbilled receivables, substantially all of which are expected to be billed and collected within one year, are stated at their estimated realizable value and consist of costs and fees billable on contract completion or the occurrence of a specified event, other than the passage of time. Legal title to the related accumulated costs of contracts in progress generally vests with the U.S. government on the Company’s receipt of progress payments. Progress payments received of $76 million and $28 million offset unbilled receivables as of January 28, 2022 and January 29, 2021, respectively. Contract retentions are billed when contract conditions have been met and may relate to uncompleted indirect cost negotiations with the U.S. government. Based on historical experience, the majority of retention balances are expected to be collected beyond one year. Retention is presented in other assets on the consolidated balance sheets, see Note 3. Write-offs of retention balances have not been significant.
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
Acquisition and Integration Costs
Acquisition-related costs that are not part of the purchase price consideration are generally expensed as incurred, except for certain costs that are deferred in connection with the issuance of debt. These costs typically include transaction-related costs, such as finder’s fees, legal, accounting and other professional costs. Integration-related costs represent costs directly related to combining the Company and its acquired businesses. Integration-related costs typically include strategic consulting services, facility consolidation, employee related costs, such as retention and severance, costs to integrate information technology infrastructure, enterprise planning systems, processes, and other non-recurring integration-related costs. Acquisition and integration costs are presented together as acquisition and integration costs on the consolidated statements of income.
The amounts recognized in acquisition and integration costs on the consolidated statements of income are as follows:

	Year Ended
	January 28, 2022	January 29, 2021	January 31, 2020
	(in millions)
Acquisition(1)	$3	$20	$2
Integration(2)(3)	53	34	46
Total acquisition and integration costs	$56	$54	$48
(1)    Acquisition expenses recognized for fiscal 2022 were related to the acquisitions of Halfaker and Koverse. Acquisition expenses recognized for fiscal 2021 and 2020 were related to the acquisition of Unisys Federal. See Note 4 for additional information related to the acquisitions.
(2)    Integration expenses for fiscal 2021 include an $11 million loss associated with the sale of certain non-strategic international operations.
(3)    Integration expenses include $6 million and $16 million of restructuring costs for fiscal 2021 and 2020, respectively, and $17 million, $1 million and $5 million for the impairment of assets for fiscal 2022, 2021 and 2020, respectively. See Note 5 for additional information related to restructuring costs and impairments.
Goodwill and Intangible Assets
Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired and liabilities assumed. Goodwill and indefinite-lived intangible assets are not amortized, but rather are tested for potential impairment annually at the beginning of the Company's fourth quarter, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. There were no impairments during the periods presented.
The goodwill impairment test is performed at the reporting unit level. The Company estimates and compares the fair value of each reporting unit to its respective carrying value including goodwill. The fair value of the Company’s reporting units are determined using either a market approach, income approach, or a combination of both, which involves the use of estimates and assumptions, including projected future operating results and cash flows, the cost of capital, and financial measures derived from observable market data of comparable public companies. If the fair

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
In circumstances in which the Company has the ability and intent to sublease an exited facility, the Company performs an impairment test of the asset group (mainly consisting of right of use lease assets and leasehold improvements) on the earlier of the cease use date or sublease inception date by comparing the carrying amount of the asset group to the undiscounted cash flows associated with the asset group (mainly sublease income). When the carrying amount of the asset group exceeds its estimated future undiscounted cash flows, an impairment loss is recognized to reduce the asset group’s carrying amount to its estimated fair value based on the present value of estimated future cash flows. In circumstances in which the Company does not have the ability or intent to sublease an exited facility, the Company adjusts the estimated useful life of the facility related assets to end on the cease use date and recognizes accelerated depreciation and amortization.
Commitments and Contingencies
Accruals for commitments and loss contingencies are recorded when it is both probable that they will occur and the amounts can be reasonably estimated. In addition, legal fees are accrued for cases where a loss is probable and the related fees can be reasonably estimated. Significant judgment is required to determine both the probability and the estimated amount of loss. The Company reviews these accruals quarterly and adjusts the accruals to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other updated information.
Pension and Defined Benefit Plans
The Company measures plan assets and benefit obligations as of the month-end that is closest to its fiscal year-end. Accounting and reporting for the Company's pension and defined benefit plans requires the use of assumptions, including but not limited to, a discount rate and an expected return on assets. These assumptions are reviewed at least annually based on reviews of current plan information and consultation with the Company's independent actuary and the plans’ investment advisor. If these assumptions differ materially from actual results, the Company's obligations under the pension and defined benefit plans could also differ materially, potentially requiring the Company to record an additional liability. The Company's pension and defined benefit plan liabilities are developed from actuarial valuations performed each year.
Fair Value Measurements
The Company utilizes fair value measurement guidance prescribed by GAAP to value its financial instruments. The accounting standard for fair value measurements establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows: observable inputs such as quoted prices in active markets (Level 1); inputs other than the quoted prices in active markets that are observable either directly or indirectly (Level 2); and unobservable inputs in which there is little or no market data, which requires the Company to develop its own assumptions (Level 3).

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The carrying amounts of cash and cash equivalents, receivables, accounts payable and other amounts included in other current assets and current liabilities that meet the definition of a financial instrument approximate fair value due to the short-term nature of these amounts. The carrying value of the Company’s outstanding debt obligations approximates its fair value, which is calculated using Level 2 inputs, based on interest rates available for debt with terms and maturities similar to the Company’s existing debt arrangements.
Non-financial assets acquired and liabilities assumed in a business combination were measured at fair value using income, market and cost valuation methodologies. See Note 4 for additional information. The fair value measurements were estimated using significant inputs that are not observable in the market and thus represent a Level 3 measurement.
Marketable Securities
Investments in marketable securities consist of equity securities, which are recorded at fair value using observable inputs such as quoted prices in active markets (Level 1). As of January 28, 2022 and January 29, 2021, the fair value of our investments total $28 million and $27 million, respectively, and was included in other assets on the consolidated balance sheets. The Company's investments are primarily held in a custodial account, which includes investments to fund our deferred compensation plan liabilities.
Derivative Instruments Designated as Cash Flow Hedges
Derivative instruments are recorded on the consolidated balance sheets at fair value. Unrealized gains and losses on derivatives designated as cash flow hedges are reported in other comprehensive income (loss) and reclassified to earnings in a manner that matches the timing of the earnings impact of the hedged transactions.
The Company’s fixed interest rate swaps are considered over-the-counter derivatives, and their fair value is calculated using a standard pricing model for interest rate swaps with contractual terms for maturities, amortization and interest rates. Level 2, or market observable inputs (such as yield and credit curves), are used within the standard pricing models in order to determine fair value. The fair value is an estimate of the amount that the Company would pay or receive as of a measurement date if the agreements were transferred to a third party or canceled. See Note 12 for further discussion on the Company’s derivative instruments designated as cash flow hedges.
Operating Cycle
The Company’s operating cycle may be greater than one year and is measured by the average time intervening between the inception and the completion of contracts.
Research and Development
The Company conducts research and development activities under customer-funded contracts and with company-funded independent research and development (IR&D) funds. IR&D efforts consist of projects involving basic research, applied research, development, and systems and other concept formulation studies. Company-funded IR&D expense is included in selling, general and administrative expenses (SG&A) and was $4 million, $6 million and $7 million in fiscal 2022, 2021 and 2020, respectively. Customer-funded research and development activities performed under customer contracts are charged directly to cost of revenues for those particular contracts.
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This standard provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference the London Interbank Offered Rate (LIBOR) or other reference rates expected to be discontinued due to reference rate reform. The Company adopted this standard on a prospective basis in the fourth quarter of fiscal 2021, and the adoption did not have a material impact on the Company’s financial statements. The Company’s credit facility, derivative instruments and Master Accounts Receivable Purchase Agreement (MARPA Facility) reference LIBOR-based rates. Although the Company does not expect the transition from LIBOR to have a material impact on its financial statements, it will continue to monitor the impact until transition is completed.
Other Accounting Standards Updates effective after January 28, 2022 are not expected to have a material effect on the Company’s financial statements.
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
A reconciliation of the weighted-average number of shares outstanding used to compute basic and diluted EPS was:

	Year Ended
	January 28, 2022	January 29, 2021	January 31, 2020
	(in millions)
Basic weighted-average number of shares outstanding	57.6	58.1	58.4
Dilutive common share equivalents - stock options and other stock-based awards	0.5	0.6	0.6
Diluted weighted-average number of shares outstanding	58.1	58.7	59.0
 The following antidilutive stock-based awards were excluded from the weighted-average number of shares outstanding used to compute diluted EPS:

	Year Ended
	January 28, 2022	January 29, 2021	January 31, 2020
	(in millions)
Antidilutive stock options excluded	—	0.3	0.3
Share Repurchases
The Company may repurchase shares in accordance with established repurchase plans. The Company retires its common stock upon repurchase with the excess over par value allocated to additional paid-in capital. The Company has not made any material purchases of common stock other than in connection with established share repurchase plans. On March 27, 2019, the number of shares of our common stock that may be repurchased under our existing repurchase plan was increased by approximately 4.6 million shares, bringing the total authorized shares to be repurchased under the plan to approximately 16.4 million shares. As of January 28, 2022, the Company has repurchased approximately 14.4 million shares of common stock under the plan.
Dividends
The Company declared and paid quarterly dividends of $0.37 per share every quarter for the years presented. Total dividends declared and paid were $1.48 per share during fiscal 2022, 2021 and 2020.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Subsequent to the end of fiscal 2022, on March 23, 2022, the Company’s Board of Directors declared a cash dividend of $0.37 per share of the Company’s common stock payable on April 29, 2022 to stockholders of record on April 14, 2022.
Note 3—Revenues:
Changes in Estimates on Contracts
Aggregate net changes in estimates on contracts accounted for using the cost-to-cost method of accounting were recognized in operating income as follows:

	Year Ended
	January 28, 2022	January 29, 2021	January 31, 2020
	(in millions, except per share amounts)
Favorable adjustments	$40	$41	$39
Unfavorable adjustments	(27)	(32)	(17)
Net favorable adjustments	13	9	22
Income tax effect	(3)	(2)	(4)
Net favorable adjustments, after tax	10	7	18
Basic EPS impact	$0.17	$0.12	$0.31
Diluted EPS impact	$0.17	$0.12	$0.31
Revenues were $21 million, $21 million and $23 million higher for fiscal 2022, 2021 and 2020, respectively, due to net revenue recognized from performance obligations satisfied in prior periods.
Disaggregation of Revenues
The Company's revenues are generated primarily from long-term contracts with the U.S. government including subcontracts with other contractors engaged in work for the U.S. government. The Company disaggregates revenues by customer, contract-type and prime vs. subcontractor to the federal government.
Disaggregated revenues by customer were as follows:

	Year Ended
	January 28, 2022	January 29, 2021	January 31, 2020
	(in millions)
Department of Defense	$3,578	$3,292	$3,330
Other federal government agencies	3,671	3,611	2,920
Commercial, state and local	145	153	129
Total	$7,394	$7,056	$6,379
Disaggregated revenues by contract-type were as follows:

	Year Ended
	January 28, 2022	January 29, 2021	January 31, 2020
	(in millions)
Cost reimbursement	$4,020	$3,773	$3,644
Time and materials (T&M)	1,473	1,557	1,280
Firm-fixed price (FFP)	1,901	1,726	1,455
Total	$7,394	$7,056	$6,379

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Disaggregated revenues by prime vs. subcontractor were as follows:

	Year Ended
	January 28, 2022	January 29, 2021	January 31, 2020
	(in millions)
Prime contractor to federal government	$6,683	$6,337	$5,662
Subcontractor to federal government	566	566	588
Other	145	153	129
Total	$7,394	$7,056	$6,379
Contract Balances
Contract balances for the periods presented were as follows:

	Balance Sheet line item	January 28, 2022	January 29, 2021
		(in millions)
Billed and billable receivables, net(1)	Receivables, net	$615	$600
Contract assets - unbillable receivables	Receivables, net	400	362
Contract assets - contract retentions	Other assets	17	18
Contract liabilities - current	Other accrued liabilities	55	82
Contract liabilities - non-current	Other long-term liabilities	$9	$17
(1)    Net of allowance of $4 million and $3 million as of January 28, 2022 and January 29, 2021, respectively.
The changes in the Company's contract assets and contract liabilities during the current period primarily result from timing differences between the Company's performance, invoicing and customer payments. During fiscal 2022 and 2021, the Company recognized revenues of $75 million and $30 million relating to amounts that were included in the opening balance of contract liabilities as of January 29, 2021 and January 31, 2020, respectively.
Deferred Costs
Deferred costs for the periods presented were as follows:

	Balance Sheet line item	January 28, 2022	January 29, 2021
		(in millions)
Pre-contract costs	Other current assets	$4	$2
Fulfillment costs - non-current	Other assets	16	15
Costs to obtain	Other assets	$3	$—
Pre-contract costs of $4 million and $8 million were expensed during fiscal 2022 and 2021, respectively. Fulfillment costs of $6 million and $4 million were amortized during fiscal 2022 and 2021, respectively. Costs to obtain of $1 million were amortized during fiscal 2022 and were not material for fiscal 2021.
Remaining Performance Obligations
As of January 28, 2022, the Company had $5.3 billion of remaining performance obligations. Remaining performance obligations exclude any variable consideration that is allocated entirely to unsatisfied performance obligations on our supply chain contracts. The Company expects to recognize revenue on approximately 85% of the remaining performance obligations over the next 12 months and approximately 95% over the next 24 months, with the remaining recognized thereafter.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 4—Acquisitions:
Halfaker
On July 2, 2021, the Company completed the acquisition of Halfaker, a mission focused, pure-play health IT company for a preliminary purchase price of $228 million, net of $3 million cash acquired, subject to post-closing adjustments. The Company funded the transaction from increased borrowings (as discussed in Note 11) and cash on hand. The allocation of the preliminary purchase price resulted in goodwill of $106 million and intangible assets of $112 million, both of which are deductible for income tax purposes. During fiscal 2022, the Company increased goodwill by $14 million, which consisted of $11 million in estimated fair value adjustments to certain acquired assets, and a $3 million increase resulting from finalization of net working capital adjustments. The recognized goodwill is primarily associated with future customer relationships and an acquired assembled work force. The intangible assets consist of customer relationships of $95 million and backlog of $17 million that will be amortized over a period of nine years and one year, respectively. As of January 28, 2022, the Company has not yet finalized the determination of fair values allocated to the acquired assets and liabilities, including but not limited to the valuation of acquired intangible assets. The Company made additional cash payments of $21 million in March 2022 associated with certain change in control provisions that are recognized as post-combination expense.
Koverse
On May 3, 2021, the Company acquired Koverse, a software company that provides a data management platform enabling artificial intelligence and machine learning on complex sensitive data, for a purchase price of $30 million, net of $2 million cash acquired. The purchase price includes $3 million of contingent consideration, representing the acquisition date fair value recognized for up to $27 million gross of potential future earnout payments based on the achievement of certain revenue targets over the next four years. The allocation of the purchase price has been finalized by the Company and resulted in goodwill of $21 million and intangible assets of $10 million, which are both not deductible for income tax purposes. The goodwill is primarily associated with intellectual capital, future customer relationships, and an acquired assembled work force. The intangible assets, which primarily consist of developed technology, are being amortized over a weighted average period of seven years. The Company is recognizing an additional $13 million in post-combination compensation expense over the next two years associated with employee retention agreements.
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company completed the purchase accounting valuation for this transaction in fiscal 2021 and recorded final purchase accounting entries as follows:

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
The Company recorded a $67 million provision for certain off-market customer contracts whose terms were unfavorable compared to the current market terms as of the acquisition date. An income approach was used to estimate fair value, involving estimates for future costs to complete the remaining performance under the contract as well as a market participant profit rate of return. The provision for off-market customer contracts is included in other long-term liabilities and is being amortized over the remaining contractual terms as an increase to revenue.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

During fiscal 2022, the Company accelerated the amortization for certain off-market customer contracts as a result of a change in the expected contractual terms which resulted in additional amortization of $15 million during fiscal 2022. Amortization for the next three fiscal years is expected to be as follows: $9 million in fiscal 2023, $8 million in fiscal 2024 and $2 million in fiscal 2025.
The Company incurred $49 million in acquisition-related costs associated with the acquisition of Unisys Federal, including $27 million of debt issue costs (as discussed in Note 11).
The amount of Unisys Federal's revenue and net income attributable to common stockholders included in the consolidated statements of income for fiscal 2021 was $669 million and $62 million, respectively.
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
Note 5—Restructuring and Impairment:
Restructuring and impairment costs recognized were as follows:

		Year Ended
	Statement of Income line item	January 28, 2022	January 29, 2021	January 31, 2020
		(in millions)
2022 Restructuring:
Other associated costs	SG&A	$1	$—	$—
2021 Restructuring:
Severance and other employee costs	SG&A	—	4	—
2019 Restructuring:
Severance and other employee costs	Acquisition and integration costs	—	2	9
Other associated costs	Acquisition and integration costs	—	4	7
Total restructuring costs		1	10	16
Impairment of assets	SG&A	1	1	—
Impairment of assets	Acquisition and integration costs	17	1	5
Total impairment of assets		18	2	5
Total restructuring costs and impairment		$19	$12	$21
In fiscal 2022, the Company initiated and completed restructuring activities (the “2022 Restructuring”) associated with the optimization and consolidation of certain facilities. The 2022 Restructuring included total restructuring costs of $1 million which were fully paid as of January 28, 2022.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In fiscal 2021, the Company initiated and completed restructuring activities (the "2021 Restructuring") associated with an internal reorganization. As of January 29, 2021, the remaining liability associated with this restructuring was $4 million. During fiscal 2022, the Company made cash payments to fully settle this liability.
In fiscal 2019, the Company initiated restructuring activities (the "2019 Restructuring") to realize cost synergies from the integration of Engility Holdings, Inc. (collectively with its consolidated subsidiaries, "Engility," which we acquired on January 14, 2019), which included employee termination costs and other costs associated with the optimization and consolidation of facilities. The 2019 Restructuring included total restructuring costs of $51 million, comprised of $40 million for severance and other employee costs and $11 million of other associated costs, such as contract terminations and costs incurred for facility consolidation. Cash paid for severance and other employee costs was $3 million and $12 million during fiscal 2021 and 2020, respectively. Cash paid for other associated costs was $4 million and $7 million during fiscal 2021 and 2020, respectively. The 2019 Restructuring was completed in fiscal 2021 and there was no remaining liability associated with this restructuring as of January 28, 2022 and January 29, 2021.
During fiscal 2022, 2021 and 2020, the Company recognized impairment charges for certain assets associated with exited facilities of $18 million, $2 million and $5 million, respectively.
Note 6—Goodwill and Intangible Assets:
Goodwill
Goodwill had a carrying value of $2,913 million and $2,787 million as of January 28, 2022 and January 29, 2021, respectively. Goodwill increased by $126 million during fiscal 2022, primarily due to the acquisitions of Halfaker ($106 million) and Koverse ($21 million) as discussed in Note 4. There were no impairments of goodwill during the periods presented.
Intangible Assets
Intangible assets, all of which were finite-lived, consisted of the following:

	January 28, 2022			January 29, 2021
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
	(in millions)
Customer relationships	$1,467	$(351)	$1,116	$1,371	$(241)	$1,130
Backlog	17	(10)	7	47	(41)	6
Developed technology	10	(2)	8	9	(7)	2
Trade name	1	—	1	—	—	—
Total intangible assets	$1,495	$(363)	$1,132	$1,427	$(289)	$1,138
Amortization expense related to intangible assets was $128 million, $147 million and $95 million for fiscal 2022, 2021 and 2020, respectively. There were no impairments of intangible assets during the periods presented. Intangible assets with a gross carrying value of $54 million became fully amortized during fiscal 2022 and are no longer reflected in the gross carrying value and accumulated amortization as of January 28, 2022.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of January 28, 2022, the estimated future annual amortization expense related to intangible assets is as follows:

Fiscal Year	(in millions)
2023	$125
2024	115
2025	115
2026	115
2027	114
Thereafter	548
Total	$1,132
Actual amortization expense in future periods could differ from these estimates as a result of future acquisitions, divestitures, impairments and other factors.
Note 7—Property, Plant, and Equipment:
Property, plant, and equipment are carried at cost net of accumulated depreciation and amortization. Purchases of property, plant, and equipment, as well as costs associated with major renewals and betterments, are capitalized. Maintenance, repairs and minor renewals and betterments are expensed as incurred. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed and any resulting gain or loss is recognized.
Depreciation and amortization is recognized using the methods and estimated useful lives as follows:

	Depreciation or amortization method	Estimated useful lives (in years)	January 28, 2022	January 29, 2021
			(in millions)
Computer equipment	Straight-line or declining balance	3-10	$97	$90
Capitalized software and software licenses	Straight-line or declining balance	3-10	47	45
Leasehold improvements	Straight-line	Shorter of lease term or 10	94	92
Office furniture and fixtures	Straight-line or declining balance	3-10	20	17
Buildings and improvements	Straight-line	40	7	7
Construction in process			16	14
Land			1	1
Property, plant, and equipment			282	266
Accumulated depreciation and amortization			(182)	(158)
Property, plant, and equipment, net			$100	$108
Depreciation and amortization expense for property, plant, and equipment was $37 million, $32 million and $36 million in fiscal 2022, 2021 and 2020, respectively.
Note 8—Stock-Based Compensation:
Plan Summaries
Certain of the Company’s employees participate in the following four stock-based compensation plans: “2013 Equity Incentive Plan” (EIP), “Management Stock Compensation Plan,” “2013 Employee Stock Purchase Plan” (ESPP), and the "2012 Long Term Performance Plan" (LTPP), which are herein referred to together as the “Plans.” The Company issues new shares on the vesting of stock awards or exercise of stock options under these Plans.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The EIP provides the Company’s employees and directors the opportunity to receive various types of stock-based compensation and cash awards. The terms of the stock-based awards granted to employees and directors are the same, except that those for directors cliff vest within one year of the grant date. As of January 28, 2022, the Company has outstanding stock options, vested and vesting stock awards, and performance share awards under this plan. Stock options granted under the EIP generally become exercisable 33%, 33% and 33% after one, two and three years, respectively, while vesting stock awards granted prior to fiscal 2020 generally vest 25%, 25%, 25% and 25% after one, two, three and four years, respectively. Vesting stock awards granted in fiscal 2020 and thereafter generally vest 33%, 33% and 33% after one, two and three years, respectively. The maximum contractual term for stock options granted under the EIP is ten years, but historically the Company has granted stock options with a seven-year contractual term. Vesting may be accelerated for employees meeting retirement eligibility conditions. Vesting accelerates for eligible officers upon termination of employment, subject to certain conditions set forth in the Company’s Executive Severance, Change in Control and Retirement Policy effective July 1, 2020. Stock-based awards generally provide for accelerated vesting if there is a change in control (as defined in the EIP). Vesting stock awards and performance share awards have forfeitable rights to dividends. In June 2014, the EIP was amended and restated to increase the total authorized shares of common stock for issuance under the EIP from 5.7 million to 8.5 million.
The Company grants performance-based stock awards to certain officers and key employees under the EIP. Performance shares are rights to receive shares of the Company’s stock on the satisfaction of certain requirements. Performance-based stock awards granted prior to fiscal 2022 include service and performance conditions. These awards cliff vest at the end of the third fiscal year following the grant date, subject to meeting the minimum service requirements and the achievement of certain annual and cumulative financial metrics of the Company’s performance, with the number of shares ultimately issued, if any, ranging up to 200% of the specified target shares. If performance is below the minimum threshold level of performance, no shares will be issued. For all performance share awards granted, the annual financial metrics are based on operating cash flows and the cumulative financial metrics are based on a measure of earnings. Performance-based stock awards granted in fiscal 2022 also include market conditions in addition to the service and performance conditions described above. The market conditions are based on the Company’s total shareholder return over the three year performance period as compared to the total shareholder return for a specified index of companies over the same period.
The Management Stock Compensation Plan provides for awards in share units to eligible employees. Benefits are payable in shares of the Company’s stock that are held in a trust for the purpose of funding benefit payments to the participants. During fiscal 2017 all remaining outstanding awards in the Management Stock Compensation Plan vested. The Board of Directors may at any time amend or terminate the Management Stock Compensation Plan. In the event of a change in control of the Company (as defined by the Management Stock Compensation Plan), participant accounts will be immediately distributed, otherwise participant accounts will generally be distributed upon retirement based on the participant’s payout election, or upon termination. The Management Stock Compensation Plan does not provide for a maximum number of shares available for future issuance.
The Company’s ESPP allows eligible employees to purchase shares of the Company’s stock at a discount of up to 15% of the fair market value on the date of purchase. During the three fiscal years ended January 28, 2022, the discount was 5% of the fair market value on the date of purchase for purchases made under the Company’s ESPP, thereby resulting in the ESPP being non-compensatory. As of January 28, 2022, 3.4 million shares of the Company’s stock are authorized for issuance under the ESPP.
The LTPP provides certain employees of the Company the opportunity to receive various types of stock-based compensation awards. Vesting stock awards issued under the LTPP generally cliff vest at the end of the third fiscal year following the grant date. Vesting may be accelerated for employees meeting retirement eligibility conditions. Vesting stock awards under the LTPP have forfeitable rights to dividends.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Expense and Related Tax Benefits Recognized
Stock-based compensation expense and related tax benefits recognized under the Plans were:

	Year Ended
	January 28, 2022	January 29, 2021	January 31, 2020
	(in millions)
Stock-based compensation expense:
Stock options	$1	$3	$4
Vesting stock awards	36	32	29
Performance share awards	9	7	4
Total stock-based compensation expense	$46	$42	$37
Tax benefits recognized from stock-based compensation	$15	$14	$13
Stock Options
Stock options are granted with their exercise price equal to the closing market price of the Company’s stock on the last trading day preceding the grant date.
Stock option activity for the year ended January 28, 2022 was:

	Shares of stocks under stock options	Weighted-average exercise price	Weighted-average remaining contractual term	Aggregate intrinsic value
	(in millions)		(in years)	(in millions)
Outstanding at January 29, 2021	0.7	$68.57	3.9	$20
Options granted	—	—
Options forfeited or expired	—	—
Options exercised	(0.1)	45.21
Outstanding at January 28, 2022	0.6	$72.34	3.3	$6
Exercisable at January 28, 2022	0.5	$71.96	3.0	$5
Vested and expected to vest at January 28, 2022	0.6	$72.33	3.3	$6
As of January 28, 2022, the unrecognized compensation cost, net of estimated forfeitures, related to stock options was not material.
The following table summarizes activity related to exercises of stock options:

	Year Ended
	January 28, 2022	January 29, 2021	January 31, 2020
	(in millions)
Cash received from exercises of stock options	$1	$—	$—
Stock exchanged at fair value upon exercises of stock options	$1	$1	$2
Tax benefits from exercises of stock options	$1	$2	$3
Total intrinsic value of options exercised	$4	$8	$16
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
The weighted-average grant date fair value and assumptions used to determine the fair value of stock options granted for the periods presented were:

	Year Ended
	January 29, 2021	January 31, 2020
Weighted-average grant-date fair value	$17.54	$16.88
Expected term (in years)	3.8	4.2
Expected volatility	35.5%	30.0%
Risk-free interest rate	0.3%	2.2%
Dividend yield	1.8%	2.0%
Vesting Stock Awards
Vesting stock award activity for the year ended January 28, 2022 was:

	Shares of stock under stock awards	Weighted-average grant date fair value
	(in millions)
Unvested at January 29, 2021	1.0	$76.73
Awards granted	0.6	83.65
Awards forfeited	(0.1)	79.41
Awards vested	(0.5)	76.07
Unvested at January 28, 2022	1.0	$80.78
 The grant date fair value of vesting stock awards is based on the closing market price of the Company’s stock on the last trading day preceding the grant date. The weighted-average grant date fair value of the vesting stock awards granted in fiscal 2022, 2021 and 2020 was $83.65, $76.41 and $76.01, respectively. As of January 28, 2022 there was $38 million of unrecognized compensation cost, net of estimated forfeitures, related to vesting stock awards, which is expected to be recognized over a weighted-average period of 1.7 years. The fair value of vesting stock awards that vested in fiscal 2022, 2021 and 2020 was $39 million, $32 million and $35 million, respectively.
Performance Share Awards
Performance share award activity for the year ended January 28, 2022 was:

	Shares of stock under performance shares	Weighted-average grant date fair value
	(in millions)
Unvested performance shares at January 29, 2021	0.2	$76.54
Performance shares granted	0.1	80.57
Performance shares forfeited	—	—
Performance shares vested	(0.1)	79.04
Performance shares adjustment	—	—
Unvested performance shares at January 28, 2022	0.2	$78.13

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For performance share awards granted in fiscal 2022 and 2021, the actual number of shares to be issued upon vesting range between 0-200% of the specified target shares. For performance share awards granted prior to fiscal 2021, the actual number of shares to be issued upon vesting range between 0-150% of the specified target shares. The number of performance shares are presented at 100% of the specified target shares in the table above, except for performance shares that vested and performance shares adjustment. Performance shares vested reflects the number of shares to be issued based on the actual achievement of the performance goals for shares that vested during the period. Performance shares adjustment reflects the increase or decrease in the number of performance shares vested compared to the number of performance shares that would have vested at target.
The weighted-average grant date fair value of the performance share awards granted in fiscal 2022, 2021 and 2020 was $80.57, $74.40 and $79.04, respectively. For performance shares granted prior to fiscal 2022, the grant date fair value was based on the closing market price of the Company’s common stock on the last trading day preceding the grant date. For performance share awards granted in fiscal 2022, the grant date fair value was determined using a Monte Carlo simulation model that incorporated multiple valuation assumptions, including the probability of achieving the total shareholder return market condition. The primary assumptions included an expected volatility of 39.73% and a risk-free interest rate of 0.32%. The expected volatility was based on the historical volatility of the Company over a period commensurate with the expected term of the award as of the date of grant. The risk-free interest rate was based on the yield curve of a zero-coupon U.S. Treasury bond with a maturity equal to the expected term of the award on the date of grant.
The fair value of performance share awards that vested in fiscal 2022 was $7 million. For unvested performance shares as of January 28, 2022 the Company expects to issue 0.2 million shares of stock in the future based on estimated future achievement of the performance goals. As of January 28, 2022 there was $9.6 million of unrecognized compensation cost, net of estimated forfeitures, related to performance share awards, which is expected to be recognized over a weighted-average period of 1.7 years.
Note 9—Retirement Plans:
Defined Contribution Plans
The Company sponsors the Science Applications International Corporation Retirement Plan (a qualified defined contribution 401(k) plan) and an employee stock ownership plan, in which most employees are eligible to participate. There are a variety of investment options available, including the Company's stock.
The Science Applications International Corporation Retirement Plan allows eligible participants to contribute a portion of their income through payroll deductions and the Company makes matching company contributions and may also make discretionary contributions. The Company contributions expensed for defined contribution plans were $79 million, $73 million and $65 million in fiscal 2022, 2021 and 2020, respectively.
Deferred Compensation Plans
The Company has established the Science Applications International Corporation Deferred Compensation Plan (DCP) effective January 1, 2015, providing certain eligible employees and directors an opportunity to defer some or all of their compensation on an unfunded, nonqualified basis. Participant deferrals are fully vested and diversified at the participant’s direction among the investment options offered under the DCP. Participant accounts are credited with a rate of return based on the performance of the investment options selected. Distributions are made in cash. Deferred balances are paid on retirement based on the participant’s payout election, or upon termination. The Company may provide discretionary contributions to participants, but no Company contributions have been made.
The Science Applications International Corporation Key Executive Stock Deferral Plan (KESDP) was closed on December 31, 2014, and no further deferrals are allowed. Benefits from the KESDP are payable in shares of the Company’s stock that may be held in trust for the purpose of funding benefit payments to KESDP participants. Vested deferred balances are paid on retirement based on the participant’s payout election, or upon termination.
The Science Applications International Corporation 401(k) Excess Deferral Plan (Excess Plan) was also closed on December 31, 2014, and no further deferrals are allowed. Participant deferrals are fully vested and diversified at the participant’s direction among the investment options offered under the Excess Plan. Deferred balances are paid on retirement or termination.

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
Our funding policy is to contribute at least the minimum amount required by the Employee Retirement income Security Act of 1974. Additional amounts are contributed to assure that plan assets will be adequate to provide retirement benefits. During fiscal 2023, the Company expects to contribute $1 million to fund the RHRA Benefit Plan.
During fiscal 2022, the Company recognized a net gain of $5 million on its retirement plans within other comprehensive income. The gain was comprised of a $4 million gain due to an increase in discount rates and a $1 million gain from the excess in actual investment return over the expected return.
During fiscal 2021, the Company recognized a net gain of $2 million on its retirement plans within other comprehensive loss. The gain was primarily comprised of a $3 million gain due to assumption changes other than discount rates, $2 million gain from the excess in actual investment return over the expected return, and $1 million in settlement charges, partially offset by a $4 million increase in liability caused by a decrease in the discount rates. The settlement charges were driven by the Company transferring out $6 million of assets to settle the obligations of certain retirees within the Pension Plan.
During fiscal 2020, the Company recognized net losses of $5 million and $1 million within other comprehensive loss due to changes in the net benefit obligations for the Pension Plan and RHRA Benefit Plan, respectively. The net loss of $6 million was attributable to a $9 million increase in the projected benefit obligation due to a decrease in the discount rate, partially offset by an actual investment return in excess of the expected return of $3 million.
Net Periodic Benefit Costs
The net periodic benefit cost was as follows:

	Pension Plan			RHRA Benefit Plan

	Year Ended
	January 28, 2022	January 29, 2021	January 31, 2020	January 28, 2022	January 29, 2021	January 31, 2020
	(in millions)
Interest cost on projected benefit obligation	$1	$2	$3	$1	$—	$1
Expected return on plan assets	(3)	(3)	(3)	—	—	—
Settlement cost	—	1	—	—	—	—
Net periodic benefit cost	$(2)	$—	$—	$1	$—	$1

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Obligations and Funded Status
The projected benefit obligation, fair value of plan assets and funded status for each plan are as follows:

	Pension Plan		RHRA Benefit Plan
	January 28, 2022	January 29, 2021	January 28, 2022	January 29, 2021
	(in millions)
Change in benefit obligation:
Benefit obligation at beginning of year	$70	$76	$14	$17
Interest cost	1	2	1	—
Benefits paid	(5)	(5)	(1)	(1)
Actuarial (gain) loss	(3)	3	(1)	(2)
Settlements	—	(6)	—	—
Benefit obligation at end of year	$63	$70	$13	$14
Change in plan assets:
Fair value of plan assets at beginning of year	55	53	—	—
Actual return on plan assets	4	5	—	—
Employer contributions	—	8	1	1
Benefits paid	(5)	(5)	(1)	(1)
Settlements	—	(6)	—	—
Fair value of plan assets at end of year	$54	$55	$—	$—
Unfunded status	$9	$15	$13	$14
Amounts recognized in the consolidated balance sheets consist of:

	Pension Plan		RHRA Benefit Plan
	January 28, 2022	January 29, 2021	January 28, 2022	January 29, 2021
	(in millions)
Other accrued liabilities	$—	$—	$1	$1
Other long-term liabilities	9	15	12	13
Net amount recognized	$9	$15	$13	$14
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following assumptions were used to determine the benefit obligations and net periodic benefit costs:

	Pension Plan			RHRA Benefit Plan
	January 28, 2022	January 29, 2021	January 31, 2020	January 28, 2022	January 29, 2021	January 31, 2020
Discount rate	3.13%	2.47%	2.87%	2.78%	1.86%	2.56%
Interest cost effective rate	1.72%	2.47%	3.70%	1.35%	2.27%	3.58%
Expected rate of return on assets	5.50%	5.50%	5.50%	N/A	N/A	N/A
Pension Plan Assets
The Company's investment policy includes a periodic review of the Pension Plan's investment in the various asset classes. During fiscal 2022, the Company's overall investment strategy was for plan assets to achieve a long-term rate of return of 5.50%, with a wide diversification of asset types, fund strategies and fund managers. The target allocation for the plan assets is 44% in domestic equity securities, 20% international equity, 31% in fixed income securities and 5% in cash and cash equivalents. The risk management practices include regular evaluations of fund managers to ensure the risk assumed is commensurate with the given investment style and objectives. According to the plan's investment policy, performance will be evaluated across all time periods, with a particular emphasis on longer-term returns relative to associated peers and benchmarks.
The fair value measurement of plan assets by category is as follows:

Asset Category	Fair Value Hierarchy	January 28, 2022	January 29, 2021
		(in millions)
Mutual funds
Equity	Level 1	$34	$37
Fixed income	Level 1	9	8
Guaranteed deposit account	Level 3	3	3
Subtotal		46	48
Collective trust - fixed income(1)	Measured at NAV	8	7
Total		$54	$55
(1)Collective trusts are measured at fair value using net asset value (NAV) as a practical expedient and have not been categorized in the fair value hierarchy.
Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
A reconciliation of the beginning and ending balances of the Guaranteed Deposit Account (GDA) is as follows:

Guaranteed Deposit Account
(in millions)
Balance at January 31, 2020	$2
Purchases	12
Sales	(11)
Balance at January 29, 2021	3
Purchases	5
Sales	(5)
Balance at January 28, 2022	$3
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
Estimated Future Benefit Payments
The following table sets forth the expected timing of benefit payments by fiscal year:

Fiscal Year	Pension Plan	RHRA Benefit Plan	Total
	(in millions)
2023	$5	$1	$6
2024	5	1	6
2025	5	1	6
2026	5	1	6
2027	5	1	6
Five subsequent fiscal years	$21	$6	$27
Note 10—Income Taxes:
Substantially all of the Company’s income before income taxes for the three years ended January 28, 2022 is subject to taxation in the United States. The provision for income taxes for each of the periods presented include the following:

	Year Ended
	January 28, 2022	January 29, 2021	January 31, 2020
	(in millions)
Current:
Federal	$13	$34	$10
State	7	14	3
Deferred:
Federal	48	10	32
State	11	2	12
Total	$79	$60	$57
A reconciliation of the provision for income taxes to the amount computed by applying the statutory federal income tax rate to income before income taxes for each of the periods presented was as follows:

	Year Ended
	January 28, 2022	January 29, 2021	January 31, 2020
	(in millions)
Amount computed at the statutory federal income tax rate	$75	$57	$60
State income taxes, net of federal tax benefit	16	13	14
Research and development and other federal credits	(9)	(8)	(11)
Non-deductible compensation	3	3	2
Excess tax benefits for stock-based compensation	(3)	(3)	(4)
Foreign-derived intangible income	(6)	(1)	(1)
Other	3	(1)	(3)
Total	$79	$60	$57
Effective income tax rate	22.1%	22.1%	20.0%

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The effective income tax rate for fiscal 2022 is consistent with the rate in fiscal 2021. Federal and state tax expense is higher in fiscal 2022 as compared to fiscal 2021 because of increased income before taxes. This is partially offset by research and development tax credits and increased tax benefits from the deduction of foreign-derived intangible income as a result of increased qualifying foreign sales income.
Deferred income taxes are recorded for differences in the basis of assets and liabilities for financial reporting purposes and tax reporting purposes. Deferred tax assets (liabilities) were comprised of:

	January 28, 2022	January 29, 2021
	(in millions)
Accrued vacation and bonuses	$30	$33
Accrued liabilities	12	16
Deferred compensation	18	20
Stock awards	10	11
Net operating loss and other carryforwards	94	105
Deferred revenue	17	14
Lease liability	63	65
Payroll tax deferral	—	11
Accumulated other comprehensive loss	13	30
Valuation allowance	(7)	(7)
Total deferred tax assets	250	298
Payroll tax deferral	(2)	—
Purchased intangible assets	(235)	(198)
Fixed asset basis difference	(3)	(4)
Right of use assets	(53)	(61)
Total deferred tax liabilities	(293)	(263)
Net deferred tax (liabilities) assets	$(43)	$35
For fiscal 2022, net deferred tax liabilities are presented as deferred income taxes on the consolidated balance sheets. For fiscal 2021, net deferred tax assets are presented in other assets on the consolidated balance sheets. Deferred tax assets for both periods include state tax credit carryforwards for which the Company has set up a valuation allowance.
The changes in the unrecognized tax benefits, excluding accrued interest and penalties, were:

	Year Ended
	January 28, 2022	January 29, 2021	January 31, 2020
	(in millions)
Unrecognized tax benefits at beginning of the year	$66	$51	$13
Additions for tax positions related to prior years	2	8	32
Additions for tax positions related to the current year	10	9	8
Reductions for prior year tax positions related to statute expiration	—	(2)	(2)
Unrecognized tax benefits at end of the year	$78	$66	$51
Unrecognized tax benefits that, if recognized, would affect the effective income tax rate	$70	$66	$48
Over the next 12 months, the Company does not expect a significant increase or decrease in the unrecognized tax benefits recorded at January 28, 2022. During the year ended January 28, 2022, we recognized an increase in

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

unrecognized tax benefits of approximately $12 million related to an increase in available tax credits in fiscal year 2022. The Company recognizes net interest and penalties as a component of income tax expense.
The Company has filed income tax returns in the U.S. and various state jurisdictions, which may be subject to routine compliance reviews by the Internal Revenue Service (IRS) and other taxing authorities. While the Company believes it has adequate accruals for uncertain tax positions, the tax authorities may determine that the Company owes taxes in excess of recorded accruals or the recorded accruals may be in excess of the final settlement amounts agreed to by tax authorities. The Company’s tax returns for fiscal years 2016 through 2021 remain subject to examination by the IRS and various other tax jurisdictions. The Company is currently under examination by the IRS for fiscal years 2016 through 2019.
As of January 28, 2022, the Company has approximately $72 million of tax effected federal loss carryforwards, $12 million of tax effected state loss carryforwards and approximately $8 million of state credit carryforwards that will begin to expire in fiscal 2027. The valuation allowance of $7 million at January 28, 2022 relates to these state credit carryforwards.
Note 11—Debt Obligations:
The Company’s long-term debt as of the periods presented was as follows:

	January 28, 2022					January 29, 2021
	Stated interest rate	Effective interest rate	Principal	Unamortized debt issuance costs	Net	Principal	Unamortized debt issuance costs	Net
			(in millions)
Term Loan A Facility due October 2023	1.85%	2.18%	$785	$(5)	$780	$844	$(6)	$838
Term Loan A2 Facility due October 2023	1.85%	2.01%	100	—	100	—	—	—
Term Loan B Facility due October 2025	1.98%	2.18%	983	(7)	976	1,026	(9)	1,017
Term Loan B2 Facility due March 2027	1.98%	2.37%	272	(5)	267	272	(6)	266
Senior Notes due April 2028	4.88%	5.04%	400	(5)	395	400	(6)	394
Total long-term debt			$2,540	$(22)	$2,518	$2,542	$(27)	$2,515
Less current portion			148	—	148	68	—	68
Total long-term debt, net of current portion			$2,392	$(22)	$2,370	$2,474	$(27)	$2,447
As of January 28, 2022, the Company has a $2.5 billion credit facility (the Credit Facility) consisting of a $785 million secured Term Loan A Facility due October 2023, a $100 million secured Term Loan A2 Facility due October 2023, a $983 million secured Term Loan B Facility due October 2025, a $272 million secured Term Loan B2 Facility due March 2027 (together, the Term Loan Facilities), and a $400 million secured Revolving Credit Facility due October 2023. The Revolving Credit Facility is available to the Company through October 2023 and there is no balance outstanding as of January 28, 2022. Any obligations under the Credit Facility are secured by liens on substantially all of the assets of the Company and its subsidiaries. As of January 28, 2022, the Company was in compliance with the covenants under its Credit Facility.
During fiscal 2019, the Company entered into the Third Amended and Restated Credit Agreement (Third Amended Credit Agreement). Borrowings under the Term Loan A Facility due October 2023 amortize quarterly beginning on January 31, 2020 at 1.25% of the original borrowed amount thereunder, with such quarterly amortization payments increasing to 1.875% on January 31, 2021 and then to 2.50% on January 31, 2022. Beginning January 31, 2019, the Term Loan B Facility due October 2025 amortizes quarterly at 0.25% of the original borrowed amount.
The scheduled principal repayments for the Term Loan A and Term Loan B facilities may be further reduced or eliminated by annual mandatory prepayments of a portion of SAIC’s Excess Cash Flow (as defined in the Third

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Amended Credit Agreement). Mandatory principal prepayments are allocated to the Term Loan A and Term Loan B facilities on a pro rata basis and reduce the remaining scheduled principal installments for each facility. Voluntary principal prepayments may be applied to either or both loans at the Company’s direction. During fiscal year 2020, the Company made $150 million of voluntary principal prepayments on the Term Loan A Facility due October 2023. During fiscal 2020, the Company borrowed and repaid $100 million under the Revolving Credit Facility. During fiscal 2022, the Company made $35 million of voluntary principal prepayments on the Term Loan B Facility due October 2025.
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
On March 13, 2020, the Company entered into the Second Amendment to the Third Amended and Restated Credit Agreement (Second Amendment), which established, among other things, a new $600 million senior secured term loan "B" credit facility commitment (the Term Loan B2 Facility due March 2027) that was funded in full contemporaneously with the closing of the acquisition of Unisys Federal (see Note 4). The Term Loan B2 Facility due March 2027 bears interest at a variable rate of interest based on LIBOR or a base rate, plus an applicable margin of 2.25% for LIBOR loans and 1.25% for base rate loans. Effective upon funding the Term Loan B2 Facility due March 2027, the applicable margin for the Term Loan B Facility due October 2025 was increased from 1.75% to 1.875% for LIBOR loans and from 0.75% to 0.875% for base rate loans.
Borrowings under the Term Loan B2 Facility due March 2027 amortize quarterly beginning on July 31, 2020 at 0.25% of the original borrowed amount with the remaining unamortized balance due in full upon its maturity, March 13, 2027. The Term Loan B2 Facility due March 2027 is subject to the same mandatory prepayments as the Company’s existing term loans under the Credit Facility and is subject to the same covenants and events of default as the Company's Term Loan B Facility due October 2025. During fiscal 2021, the Company made voluntary principal prepayments on the Term Loan B2 Facility due March 2027 of $325 million. The Company wrote off debt issuance costs associated with the voluntary principal prepayments of $8 million.
On March 13, 2020, to partially finance the acquisition of Unisys Federal, the Company issued $400 million of unsecured 4.875% Senior Notes due 2028 (the Senior Notes) through a private offering. Interest is payable semi-annually on April 1 and October 1 of each year, commencing on October 1, 2020, and the principal is due on April 1, 2028.
The Company incurred $27 million of debt issue costs associated with the Second Amendment, the issuance of the Senior Notes, and an undrawn bridge facility that terminated upon the consummation of the acquisition of Unisys Federal. The Company deferred $22 million of financing fees and recognized $5 million of expenses associated with the undrawn bridge facility, which was included in interest expense. Deferred financing fees are amortized to interest expense utilizing the effective interest method.
On March 1, 2021, the Company executed the Third Amendment to the Third Amended and Restated Credit Agreement, which reduced the applicable margin for the Term Loan B2 Facility due March 2027 for LIBOR loans from 2.25% to 1.875% and for base rate loans from 1.25% to 0.875%.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
The Term Loan A2 Facility due October 2023 will amortize quarterly beginning October 31, 2021 at 0.3125% of the original borrowed amount thereunder. The Term Loan A2 Facility due October 2023 may be prepaid at any time without penalty and is subject to the same mandatory prepayments, including from excess cash flow, as the Company's existing term loans under the Credit Facility. The Term Loan A2 Facility due October 2023 will mature and be due and payable in full on October 31, 2023.
The Term Loan A2 Facility due October 2023 will bear interest at a variable rate of interest based on LIBOR or a base rate, plus an applicable margin of 1.25% to 2.00% for LIBOR loans and 0.25% to 1.00% for base rate loans, dependent upon the Company's leverage ratio. The Term Loan A2 Facility due October 2023 is subject to the same covenants and events of default as the Company's existing term loans under the Credit Facility.
Maturities of long-term debt as of January 28, 2022 are:

Fiscal Year	Total
(in millions)
2023	$148
2024	760
2025	11
2026	949
2027	—
Thereafter	672
Total principal payments	$2,540
Note 12—Derivative Instruments Designated as Cash Flow Hedges:
The Company’s derivative instruments designated as cash flow hedges consist of:

					Fair Value of Liability(1) at
	Notional Amount at January 28, 2022	Pay Fixed Rate	Receive Variable Rate	Settlement and Termination	January 28, 2022	January 29, 2021
	(in millions)				(in millions)
Interest rate swaps #1	$—	2.78%	1-month LIBOR	Monthly through July 30, 2021	$—	$(3)
Interest rate swaps #2	685	3.07%	1-month LIBOR	Monthly through October 31, 2025	(39)	(81)
Interest rate swaps #3	563	2.49%	1-month LIBOR	Monthly through October 31, 2023	(12)	(33)
Total	$1,248				$(51)	$(117)
(1)The fair value of the fixed interest rate swaps liability is included in other accrued liabilities on the consolidated balance sheets.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company is party to fixed interest rate swap instruments that are designated and accounted for as cash flow hedges to manage risks associated with interest rate fluctuations on a portion of the Company’s floating rate debt. The counterparties to all swap agreements are financial institutions. See Note 13 for the unrealized change in fair values on cash flow hedges recognized in other comprehensive (loss) income and the amounts reclassified from accumulated other comprehensive (loss) income into earnings for the current and comparative periods presented. The Company estimates that it will reclassify $25 million of unrealized losses from accumulated other comprehensive loss into earnings in the twelve months following January 28, 2022.
Note 13—Changes in Accumulated Other Comprehensive Loss by Component:
The following table presents the changes in accumulated other comprehensive loss attributable to the Company’s defined benefit plans and fixed interest rate swap cash flow hedges that are discussed in Note 9 and Note 12, respectively.

	Unrealized Gains (Losses) on Fixed Interest Rate Swap Cash Flow Hedges(1)	Defined Benefit Obligation Adjustment(2)	Total
	(in millions)
Balance at February 1, 2019	$(14)	$—	$(14)
Other comprehensive loss before reclassifications	(76)	(6)	(82)
Amounts reclassified from accumulated other comprehensive loss	4	—	4
Income tax impact	19	1	20
Net other comprehensive loss	(53)	(5)	(58)
Balance at January 31, 2020	$(67)	$(5)	$(72)
Other comprehensive (loss) income before reclassifications	(55)	1	(54)
Amounts reclassified from accumulated other comprehensive loss	29	1	30
Income tax impact	7	—	7
Net other comprehensive (loss) income	(19)	2	(17)
Balance at January 29, 2021	$(86)	$(3)	$(89)
Other comprehensive income before reclassifications	31	5	36
Amounts reclassified from accumulated other comprehensive loss	34	—	34
Income tax impact	(17)	(1)	(18)
Net other comprehensive income	48	4	52
Balance at January 28, 2022	$(38)	$1	$(37)
(1)The amount reclassified from accumulated other comprehensive loss is included in interest expense.
(2)The amount reclassified from accumulated other comprehensive loss is included in other (income) expense, net.
Note 14—Sale of Receivables:
On January 21, 2020 the Company entered into the MARPA Facility with MUFG Bank, Ltd. (the Purchaser) for the sale of up to a maximum amount of $200 million of certain designated eligible receivables with the U.S. government. On March 17, 2020, the Company amended the MARPA Facility to increase the aggregate facility limit from $200 million to $300 million. The receivables sold under the MARPA Facility are without recourse for any U.S. government credit risk. The MARPA Facility had an initial term of one year, but effective with the renewal on January 21, 2021 will automatically renew each year unless one of the parties gives prior notice to terminate.
The Company accounts for receivable transfers under the MARPA Facility as sales under ASC 860, Transfers and Servicing, and removes the sold receivables from its balance sheet. The fair value of the sold receivables approximated their book value due to their short-term nature.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company does not retain an ongoing financial interest in the transferred receivables other than cash collection and administrative services. The Company estimated that its servicing fee was at fair value and therefore has not recognized a servicing asset or liability as of January 28, 2022 and January 29, 2021. Proceeds from the sale of receivables are reflected as cash flows from operating activities on the consolidated statements of cash flows.
During fiscal 2022 and 2021, the Company incurred purchase discount fees of $2 million, which are presented in other (income) expense, net on the consolidated statements of income.
MARPA Facility activity consisted of the following:

	Year Ended
	January 28, 2022	January 29, 2021
	(in millions)
Beginning balance	$185	$—
Sale of receivables	3,224	3,226
Cash collections	(3,209)	(3,041)
Outstanding balance sold to Purchaser(1)	200	185
Cash collected, not remitted to Purchaser(2)	(23)	(25)
Remaining sold receivables	$177	$160
(1)    For fiscal 2022 and 2021, the Company recorded a net increase to cash flows from operating activities of $15 million and $185 million, respectively, from sold receivables.
(2)    Primarily represents the cash collected on behalf of but not yet remitted to the Purchaser as of January 28, 2022 and January 29, 2021. This balance is included in accounts payable on the consolidated balance sheets as of January 28, 2022 and January 29, 2021.
Note 15—Leases:
The Company occupies most of its facilities under operating leases. Certain equipment is also leased under short-term or cancelable operating leases.
The Company recognizes a right of use (ROU) asset and a lease liability upon the commencement of its operating leases. The initial lease liability is equal to the future fixed minimum lease payments discounted using the Company’s incremental borrowing rate on a secured basis. The lease term includes option renewal periods and early termination payments when it is reasonably certain that the Company will exercise those rights. The initial measurement of the ROU asset is equal to the initial lease liability plus any initial direct costs and prepayments, less any lease incentives.
The Company recognizes lease costs on a straight-line basis over the remaining lease term, except for variable lease payments that are expensed in the period in which the obligation for those payments is incurred.
For its facility leases, the Company combines and accounts for lease and non-lease components together as a single component. The Company does not recognize lease liabilities and ROU assets for leases with original terms of 12 months or less. ROU assets are evaluated for impairment as a long-lived asset.
Total operating lease cost is comprised of the following:

	Year Ended
	January 28, 2022	January 29, 2021	January 31, 2020
	(in millions)
Operating lease cost	$92	$74	$64
Variable lease cost	17	21	15
Short-term lease cost	9	35	4
Sublease income	(1)	(2)	(3)
Total lease cost	$117	$128	$80

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Lease cost and sublease income are included primarily in cost of revenues and SG&A, except for $12 million, $1 million and $5 million of impairment of right of use assets for fiscal 2022, 2021, and 2020, respectively, that are included in acquisition and integration costs.
The Company's ROU assets and lease liabilities consisted of the following:

	Balance Sheet line item	January 28, 2022	January 29, 2021
		(in millions)
Operating lease ROU asset	Operating lease right of use assets	$209	$236

Operating lease current liability	Other accrued liabilities	52	49
Operating lease non-current liability	Operating lease liabilities	192	205
Total operating lease liabilities		$244	$254
Other supplemental operating lease information consists of the following:

	Year Ended
	January 28, 2022	January 29, 2021	January 31, 2020
	(in millions)
Cash paid for amounts included in the measurement of operating lease liabilities	$74	$77	$64
ROU assets obtained in exchange for new operating lease obligations	$54	$110	$79
Maturities of operating lease liabilities as of January 28, 2022 were as follows:

Fiscal Year	Total
(in millions)
2023	$59
2024	59
2025	44
2026	37
2027	31
Thereafter	35
Total minimum lease payments	265
Less: imputed interest	(21)
Present value of operating lease liabilities	$244
The weighted-average remaining lease term and the weighted-average discount rate was 5 years and 3.1% as of January 28, 2022, respectively, and 5 years and 3.5% as of January 29, 2021, respectively.
The Company leases IT equipment and hardware to its customers. All of the Company’s lessor arrangements are operating leases. Operating lease revenue is recognized on a straight-line basis over the term of the lease.
During fiscal 2022 and 2021, operating lease income was $18 million and $40 million, respectively. Operating lease income is reported as revenue on the consolidated statements of income. As of January 28, 2022, the undiscounted future payments from our lessor arrangements are $3 million, which are expected to be received during fiscal 2023.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 16—Business Segment Information:
The Company is organized as a matrix comprised of two customer facing operating sectors supported by an enterprise solutions and operations organization. The two operating sectors are responsible for customer relationships, business development and program management, and delivery and execution, while the enterprise solutions and operations organization manages the development of our offerings, solutions and capabilities. Each of the Company’s two operating sectors is focused on providing the Company’s comprehensive technical, engineering and enterprise IT service offerings to one or more agencies of the U.S federal government. The Company's operating sectors are aggregated into one reportable segment because they have similar economic characteristics and meet the other aggregation criteria including similarities in the nature of the services provided, methods of service delivery, customers served and the regulatory environment in which they operate.
Substantially all of the Company’s revenues were generated by, and tangible long-lived assets owned by, entities located in the United States. As such, financial information by geographic location is not presented.
In each of fiscal 2022, 2021 and 2020, 98% of our total revenues were attributable to prime contracts with the U.S. government or to subcontracts with other contractors engaged in work for the U.S. government.
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
The Company has recorded reserves for estimated net amounts to be refunded to customers for potential adjustments for indirect cost audits and compliance with CAS. As of January 28, 2022, the Company has recorded a total liability of $17 million, which is presented in other accrued liabilities on the consolidated balance sheet.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Letters of Credit and Surety Bonds
The Company has outstanding obligations relating to letters of credit of $10 million as of January 28, 2022, principally related to guarantees on insurance policies. The Company also has outstanding obligations relating to surety bonds in the amount of $19 million, principally related to performance and payment bonds on the Company’s contracts.

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

10.3
First Amendment to the Third Amended and Restated Credit Agreement by and among SAIC, Citibank, as administrative agent and collateral agent, and certain other agents and lenders party thereto, dated February 19, 2020. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 24, 2020.

10.4
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

10.5
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

10.8
Second Amendment to the Second Amended and Restated Credit Agreement, dated February 7, 2018 by and among the Company, Citibank N.A. as administrative agent and collateral agent, and certain other lenders and parties thereto. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on February 9, 2018.

10.9
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

10.11
Amendment No.1 to Master Accounts Receivable Purchase Agreement, dated March 17, 2020, among Science Applications International Corporation, Engility Services, LLC, and MUFG Bank, Ltd. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on March 26, 2020.

10.12*
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

10.17*
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.21*	Form of Restricted Stock Unit Award Agreement of the Science Applications International Corporation 2013 Amended and Restated Equity Incentive Plan.

10.22*	Form of Performance Share Award Agreement of the Science Applications International Corporation 2013 Amended and Restated Equity Incentive Plan.

10.23*	Deferred Compensation Plan, effective January 1, 2015. Incorporated by reference to Exhibit 10.17 of the Company’s Annual Report on Form 10-K as filed with the SEC on March 31, 2015.

10.24*
SAIC Executive Severance, Change in Control and Retirement Policy, effective July 1, 2020. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on July 2, 2020.

10.25
Master Transition Services Agreement dated September 25, 2013, between the Company (formerly SAIC Gemini, Inc.) and Leidos Holdings, Inc. (formerly SAIC, Inc.). Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K as filed with the SEC on October 1, 2013.

10.26*
Science Applications International Corporation Third Amended and Restated 2012 Long Term Performance Plan. Incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K as filed with the SEC on March 29, 2019.

10.27
Master Transitional Contracting Agreement between the Company (formerly SAIC Gemini, Inc.) and Leidos Holdings, Inc. (formerly SAIC, Inc.) dated September 25, 2013. Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q as filed with the SEC on December 13, 2013.

10.28*
Form of Performance Unit Award Agreement of the Science Applications International Corporation 2012 Long Term Performance Plan. Incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K as filed with the SEC on March 29, 2019.

10.29*
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