Form 10-Q
period 2022-04-29
Science Applications International Corp
filed 2022-06-06
CIK 1571123

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
Form 10-Q
_________________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 29, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares issued and outstanding of the registrant’s common stock as of May 20, 2022 was as follows:
55,683,744 shares of common stock ($.0001 par value per share)

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
FORM 10-Q

-i-

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
CONDENSED AND CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended
	April 29, 2022	April 30, 2021
	(in millions, except per share amounts)
Revenues	$1,996	$1,878
Cost of revenues	1,770	1,661
Selling, general and administrative expenses	92	80
Acquisition and integration costs	9	10
Other operating income	—	(3)
Operating income	125	130
Interest expense	27	27
Other (income) expense, net	3	(2)
Income before income taxes	95	105
Provision for income taxes	(21)	(23)
Net income	74	82
Net income attributable to non-controlling interest	1	1
Net income attributable to common stockholders	$73	$81
Earnings per share:
Basic	$1.30	$1.39
Diluted	$1.29	$1.38

 See accompanying notes to condensed and consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
CONDENSED AND CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended
	April 29, 2022	April 30, 2021
	(in millions)
Net income	$74	$82
Other comprehensive income, net of tax:
Net unrealized gain on derivative instruments	37	14
Total other comprehensive income, net of tax	37	14
Comprehensive income	$111	$96
Comprehensive income attributable to non-controlling interest	1	1
Comprehensive income attributable to common stockholders	$110	$95

See accompanying notes to condensed and consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
CONDENSED AND CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	April 29, 2022	January 28, 2022
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$56	$106
Receivables, net	1,104	1,015
Inventory, prepaid expenses and other current assets	131	142
Total current assets	1,291	1,263
Goodwill	2,911	2,913
Intangible assets, net	1,101	1,132
Property, plant, and equipment (net of accumulated depreciation of $189 million and $182 million at April 29, 2022 and January 28, 2022, respectively)	97	100
Operating lease right of use assets	187	209
Other assets	129	129
Total assets	$5,716	$5,746

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$820	$840
Accrued payroll and employee benefits	395	364
Long-term debt, current portion	119	148
Total current liabilities	1,334	1,352
Long-term debt, net of current portion	2,342	2,370
Operating lease liabilities	175	192
Deferred income taxes	45	43
Other long-term liabilities	170	160
Commitments and contingencies (Note 11)
Equity:
Common stock, $0.0001 par value, 1 billion shares authorized, 56 million shares issued and outstanding as of April 29, 2022 and January 28, 2022	—	—
Additional paid-in capital	770	838
Retained earnings	870	818
Accumulated other comprehensive loss	—	(37)
Total common stockholders' equity	1,640	1,619
Non-controlling interest	10	10
Total stockholders' equity	1,650	1,629
Total liabilities and stockholders' equity	$5,716	$5,746

See accompanying notes to condensed and consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
CONDENSED AND CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

	Shares of common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non-controlling interest	Total
	(in millions)
Balance at January 28, 2022	56	$838	$818	$(37)	$10	$1,629
Net income	—	—	73	—	1	74
Issuances of stock	1	5	—	—	—	5
Other comprehensive income, net of tax	—	—	—	37	—	37
Cash dividends of $0.37 per share	—	—	(21)	—	—	(21)
Stock-based compensation	—	(4)	—	—	—	(4)
Repurchases of stock	(1)	(69)	—	—	—	(69)
Distributions to non-controlling interest	—	—	—	—	(1)	(1)
Balance at April 29, 2022	56	$770	$870	$—	$10	$1,650

Balance at January 29, 2021	58	$1,004	$627	$(89)	$10	$1,552
Net income	—	—	81	—	1	82
Issuances of stock	—	4	—	—	—	4
Other comprehensive income, net of tax	—	—	—	14	—	14
Cash dividends of $0.37 per share	—	—	(21)	—	—	(21)
Stock-based compensation	—	(3)	—	—	—	(3)
Repurchases of stock	—	(40)	—	—	—	(40)
Distributions to non-controlling interest	—	—	—	—	(1)	(1)
Balance at April 30, 2021	58	$965	$687	$(75)	$10	$1,587

See accompanying notes to condensed and consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
CONDENSED AND CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	April 29, 2022	April 30, 2021
	(in millions)
Cash flows from operating activities:
Net income	$74	$82
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41	42
Amortization of off-market customer contracts	(2)	(4)
Amortization of debt issuance costs	2	2
Deferred income taxes	2	20
Stock-based compensation expense	11	10
Gain on divestitures	—	(3)
Impairment of assets	—	7
Increase (decrease) resulting from changes in operating assets and liabilities:
Receivables	(89)	(61)
Inventory, prepaid expenses and other current assets	11	(5)
Other assets	3	(4)
Accounts payable and accrued liabilities	39	44
Accrued payroll and employee benefits	31	57
Operating lease assets and liabilities, net	(4)	5
Other long-term liabilities	(1)	(3)
Net cash provided by operating activities	118	189
Cash flows from investing activities:
Expenditures for property, plant, and equipment	(5)	(10)
Purchases of marketable securities	(2)	(2)
Sales of marketable securities	1	1
Proceeds from divestitures	—	8
Other	—	(1)
Net cash used in investing activities	(6)	(4)
Cash flows from financing activities:
Dividend payments to stockholders	(22)	(22)
Principal payments on borrowings	(59)	(39)
Issuances of stock	4	4
Stock repurchased and retired or withheld for taxes on equity awards	(84)	(53)
Proceeds from borrowings	—	16
Distributions to non-controlling interest	(1)	(1)
Net cash used in financing activities	(162)	(95)
Net (decrease) increase in cash, cash equivalents and restricted cash	(50)	90
Cash, cash equivalents and restricted cash at beginning of period	115	190
Cash, cash equivalents and restricted cash at end of period	$65	$280

 See accompanying notes to condensed and consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1—Business Overview and Summary of Significant Accounting Policies:
Overview
Science Applications International Corporation (collectively, with its consolidated subsidiaries, the “Company”) is a leading provider of technical, engineering and enterprise information technology (IT) services primarily to the U.S. government. The Company provides these services for large, complex projects with a targeted emphasis on higher-end, differentiated technology services and solutions that accelerate and transform secure and resilient digital environments through system development, modernization, integration, and sustainment to drive enterprise and mission outcomes.
The Company is organized as a matrix comprised of two customer facing operating sectors supported by an enterprise solutions and operations organization. The Company's operating sectors are aggregated into one reportable segment for financial reporting purposes. Each of the Company’s two customer facing operating sectors is focused on providing both (1) growth and technology accelerating solutions and (2) core IT service offerings to one or more agencies of the U.S. federal government. Growth and technology accelerating solutions include the delivery of secure cloud modernization, outcome based enterprise IT as-a-service, and the integration, production and modernization of defense systems. Core IT services include systems engineering, the operation and maintenance of existing IT systems and networks, and logistics and supply chain solutions.
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
Principles of Consolidation and Basis of Presentation
The accompanying financial information has been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting purposes. References to “financial statements” refer to the condensed and consolidated financial statements of the Company, which include the statements of income and comprehensive income, balance sheets, statements of equity and statements of cash flows. These financial statements were prepared in accordance with U.S. generally accepted accounting principles (GAAP). All intercompany transactions and account balances within the Company have been eliminated. The financial statements are unaudited, but in the opinion of management include all adjustments, which consist of normal recurring adjustments, necessary for a fair presentation thereof. The results reported in these financial statements are not necessarily indicative of results that may be expected for the entire year and should be read in conjunction with the information contained in the Company’s Annual Report on Form 10-K for the year ended January 28, 2022.
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Reporting Periods
The Company utilizes a 52/53 week fiscal year ending on the Friday closest to January 31, with fiscal quarters typically consisting of 13 weeks. Fiscal 2023 began on January 29, 2022 and ends on February 3, 2023, while fiscal 2022 began on January 30, 2021 and ended on January 28, 2022.
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
Marketable Securities
Investments in marketable securities consist of equity securities which are recorded at fair value using observable inputs such as quoted prices in active markets (Level 1). As of April 29, 2022 and January 28, 2022, the fair value of our investments totaled $27 million and $28 million, respectively, and are included in other assets on the condensed and consolidated balance sheets. The Company's investments are primarily held in a custodial account, which includes investments to fund our deferred compensation plan liabilities.
Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the condensed and consolidated balance sheets for the periods presented:

	April 29, 2022	January 28, 2022
	(in millions)
Cash and cash equivalents	$56	$106
Restricted cash included in inventory, prepaid expenses and other current assets	5	5
Restricted cash included in other assets	4	4
Cash, cash equivalents and restricted cash	$65	$115
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The amounts recognized in acquisition and integration costs on the condensed and consolidated statements of income are as follows:

	Three Months Ended
	April 29, 2022	April 30, 2021
	(in millions)
Acquisition(1)	$(1)	$1
Integration(2)	10	9
Total acquisition and integration costs	$9	$10
(1)    Acquisition expenses for the three months ended April 29, 2022 and April 30, 2021 relate to the acquisition of Koverse. The three months ended April 29, 2022 reflects the amount recognized to reduce the fair value of the Koverse earnout liability. See Note 4 for additional information related to the acquisition.
(2)    Integration expenses for the three months ended April 30, 2021 include $7 million for the impairment of assets.
Accounting Standards Updates
In October 2021, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured at the acquisition date in accordance with Topic 606 as if the acquirer had originated the contracts. The standard is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, and must be applied prospectively. Early adoption is permitted. The Company adopted the requirements of ASU 2021-08 on a prospective basis effective the first day of fiscal 2023.
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This standard provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference the London Interbank Offered Rate (LIBOR) or other reference rates expected to be discontinued due to reference rate reform. The Company adopted this standard on a prospective basis in the fourth quarter of fiscal 2021, and the adoption did not have a material impact on the Company’s financial statements. The Company’s credit facility and derivative instruments reference LIBOR-based rates. Although the Company does not expect the transition from LIBOR to have a material impact on its financial statements, it will continue to monitor the impact until transition is completed.
Other Accounting Standards Updates effective after April 29, 2022 are not expected to have a material effect on the Company’s financial statements.
Note 2—Earnings Per Share, Share Repurchases and Dividends:
Earnings Per Share (EPS)
Basic earnings per share is computed by dividing net income attributable to common stockholders by the basic weighted-average number of shares outstanding. Diluted EPS is computed similarly to basic EPS, except the weighted-average number of shares outstanding is increased to include the dilutive effect of outstanding stock options and other stock-based awards.
A reconciliation of the weighted-average number of shares outstanding used to compute basic and diluted EPS was:

	Three Months Ended
	April 29, 2022	April 30, 2021
	(in millions)
Basic weighted-average number of shares outstanding	56.1	58.1
Dilutive common share equivalents - stock options and other stock-based awards	0.5	0.6
Diluted weighted-average number of shares outstanding	56.6	58.7

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Antidilutive stock awards excluded from the weighted-average number of shares outstanding used to compute diluted EPS for the three months ended April 29, 2022 and April 30, 2021 were immaterial.
Share Repurchases
The Company may repurchase shares in accordance with established repurchase plans. The Company retires its common stock upon repurchase with the excess over par value allocated to additional paid-in capital. The Company has not made any material purchases of common stock other than in connection with established share repurchase plans. On March 27, 2019, the number of shares of our common stock that may be repurchased under our existing repurchase plan was increased by approximately 4.6 million shares, bringing the total authorized shares to be repurchased under the plan to approximately 16.4 million shares. As of April 29, 2022, we have repurchased approximately 15.2 million shares of common stock under the program. Subsequent to the end of the quarter, the number of shares that may be repurchased increased by approximately 8.0 million shares, bringing the total authorized shares to be repurchased under the plan to approximately 24.4 million shares.
Dividends
The Company declared and paid a quarterly dividend of $0.37 per share of its common stock during the three months ended April 29, 2022. Subsequent to the end of the quarter, on May 31, 2022, the Company's Board of Directors declared a quarterly dividend of $0.37 per share of the Company's common stock payable on July 29, 2022 to stockholders of record on July 15, 2022.
Note 3—Revenues:
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
Aggregate net changes in estimates on contracts accounted for using the cost-to-cost method of accounting were recognized in operating income as follows:

	Three Months Ended
	April 29, 2022	April 30, 2021
	(in millions, except per share amounts)
Net favorable adjustments	$5	$3
Net favorable adjustments, after tax	4	2
Diluted EPS impact	$0.07	$0.03
Revenues were $4 million and $5 million higher for the three months ended April 29, 2022 and April 30, 2021, respectively, due to net revenue recognized from performance obligations satisfied in prior periods.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Disaggregation of Revenues
The Company's revenues are generated primarily from long-term contracts with the U.S. government including subcontracts with other contractors engaged in work for the U.S. government. The Company disaggregates revenues by customer, contract-type and prime versus subcontractor to the federal government.
Disaggregated revenues by customer were as follows:

	Three Months Ended
	April 29, 2022	April 30, 2021
	(in millions)
Department of Defense	$946	$920
Other federal government agencies	1,013	923
Commercial, state and local	37	35
Total	$1,996	$1,878
Disaggregated revenues by contract-type were as follows:

	Three Months Ended
	April 29, 2022	April 30, 2021
	(in millions)
Cost reimbursement	$1,095	$990
Time and materials (T&M)	386	411
Firm-fixed price (FFP)	515	477
Total	$1,996	$1,878
Disaggregated revenues by prime versus subcontractor were as follows:

	Three Months Ended
	April 29, 2022	April 30, 2021
	(in millions)
Prime contractor to federal government	$1,822	$1,690
Subcontractor to federal government	137	153
Other	37	35
Total	$1,996	$1,878

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Contract Balances
Contract balances for the periods presented were as follows:

	Balance Sheet line item	April 29, 2022	January 28, 2022
		(in millions)
Billed and billable receivables, net(1)	Receivables, net	$675	$615
Contract assets - unbillable receivables	Receivables, net	429	400
Contract assets - contract retentions	Other assets	17	17
Contract liabilities - current	Accounts payable and accrued liabilities	44	55
Contract liabilities - non-current	Other long-term liabilities	$8	$9
(1)    Net of allowance of $4 million as of April 29, 2022 and January 28, 2022.
During the three months ended April 29, 2022 and April 30, 2021, the Company recognized revenues of $27 million and $50 million relating to amounts that were included in the opening balance of contract liabilities as of January 28, 2022 and January 29, 2021, respectively.
Remaining Performance Obligations
As of April 29, 2022, the Company had $4.8 billion of remaining performance obligations. Remaining performance obligations exclude any variable consideration that is allocated entirely to unsatisfied performance obligations on our supply chain contracts. The Company expects to recognize revenue on approximately 80% of the remaining performance obligations over the next 12 months and approximately 90% over the next 24 months, with the remaining recognized thereafter.
Lessor Revenue
The Company leases IT equipment and hardware to its customers. All of the Company’s lessor arrangements are operating leases. Operating lease revenue is recognized on a straight-line basis over the term of the lease. Operating lease income is reported as revenue on the condensed and consolidated statements of income. During the three months ended April 29, 2022, the Company recognized revenue of $23 million from the exercise of purchase options under certain lessor arrangements. Operating lease income was immaterial for the three months ended April 29, 2022 and $9 million for the three months ended April 30, 2021.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 4—Acquisitions:
Halfaker
On July 2, 2021, the Company completed the acquisition of Halfaker, a mission focused, pure-play health IT company for a purchase price of $228 million, net of $3 million cash acquired. The Company funded the transaction from increased borrowings and cash on hand. During the first quarter of fiscal 2023, the Company made fair value adjustments decreasing goodwill and increasing customer relationships intangible assets by $2 million. As of April 29, 2022, the Company has completed the determination of fair values of the acquired assets and liabilities assumed. The allocation of the purchase price resulted in goodwill of $104 million and intangible assets of $114 million, both of which are deductible for income tax purposes. The recognized goodwill is primarily associated with future customer relationships and an acquired assembled work force. The intangible assets consist of customer relationships of $97 million and backlog of $17 million that will be amortized over a period of nine years and one year, respectively. The Company made additional cash payments of $21 million in March 2022 associated with certain change in control provisions that are recognized as post-combination expense.
Koverse
On May 3, 2021, the Company acquired Koverse, a software company that provides a data management platform enabling artificial intelligence and machine learning on complex sensitive data, for a purchase price of $30 million, net of $2 million cash acquired. The purchase price included $3 million of contingent consideration, representing the acquisition date fair value recognized for up to $27 million gross of potential future earnout payments based on the achievement of certain revenue targets over the next four years. The Company has completed the allocation of the purchase price which resulted in goodwill of $21 million and intangible assets of $10 million, which are both not deductible for income tax purposes. The goodwill is primarily associated with intellectual capital, future customer relationships, and an acquired assembled work force. The intangible assets, which primarily consist of developed technology, are being amortized over a weighted-average period of seven years. The Company is recognizing an additional $13 million of post-combination compensation expense associated with certain employee retention agreements over a two year period.
Note 5—Goodwill and Intangible Assets:
Goodwill
Goodwill had a carrying value of $2,911 million and $2,913 million as of April 29, 2022 and January 28, 2022, respectively. There were no impairments of goodwill during the periods presented.
Intangible Assets
Intangible assets, all of which were finite-lived, consisted of the following:

	April 29, 2022			January 28, 2022
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
	(in millions)
Customer relationships	$1,467	$(378)	$1,089	$1,467	$(351)	$1,116
Backlog	17	(14)	3	17	(10)	7
Developed technology	10	(2)	8	10	(2)	8
Trade name	1	—	1	1	—	1
Total intangible assets	$1,495	$(394)	$1,101	$1,495	$(363)	$1,132
Amortization expense related to intangible assets was $33 million and $32 million for the three months ended April 29, 2022 and April 30, 2021, respectively. There were no intangible asset impairment losses during the periods presented.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As of April 29, 2022, the estimated future annual amortization expense related to intangible assets is as follows:

Fiscal Year	(in millions)
Remainder of 2023	$92
2024	115
2025	115
2026	115
2027	115
Thereafter	549
Total	$1,101
Actual amortization expense in future periods could differ from these estimates as a result of future acquisitions, divestitures, impairments, and other factors.
Note 6—Income Taxes:
The Company's effective income tax rate was 22.0% and 22.5% for the three months ended April 29, 2022 and April 30, 2021, respectively. The Company’s effective tax rate was lower for the three months ended April 29, 2022 compared to the prior year period primarily due to an increased deduction for foreign-derived intangible income. Tax rates for the three months ended April 29, 2022 were lower than the combined federal and state statutory rates principally due to excess tax benefits related to employee stock-based compensation, research and development tax credits, and other permanent book tax differences.
Note 7—Debt Obligations:
The Company’s long-term debt as of the dates presented was as follows:

	April 29, 2022					January 28, 2022
	Stated interest rate	Effective interest rate	Principal	Unamortized debt issuance costs	Net	Principal	Unamortized debt issuance costs	Net
			(in millions)
Term Loan A Facility due October 2023	2.51%	2.84%	$731	$(3)	$728	$785	$(5)	$780
Term Loan A2 Facility due October 2023	2.51%	2.67%	99	—	99	100	—	100
Term Loan B Facility due October 2025	2.64%	2.84%	979	(7)	972	983	(7)	976
Term Loan B2 Facility due March 2027	2.64%	3.04%	272	(5)	267	272	(5)	267
Senior Notes due April 2028	4.88%	5.04%	400	(5)	395	400	(5)	395
Total long-term debt			$2,481	$(20)	$2,461	$2,540	$(22)	$2,518
Less current portion			119	—	119	148	—	148
Total long-term debt, net of current portion			$2,362	$(20)	$2,342	$2,392	$(22)	$2,370
As of April 29, 2022, the Company has a $2.5 billion credit facility (the Credit Facility) consisting of a secured Term Loan A Facility due October 2023, a secured Term Loan A2 Facility due October 2023, a secured Term Loan B Facility due October 2025, a secured Term Loan B2 Facility due March 2027 (together, the Term Loan Facilities), and a $400 million secured Revolving Credit Facility due October 2023. There is no balance outstanding on the Revolving Credit Facility as of April 29, 2022. As of April 29, 2022, the Company was in compliance with the covenants under its Credit Facility.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As of April 29, 2022 and January 28, 2022, the carrying value of the Company’s outstanding debt obligations approximated its fair value. The fair value of long-term debt is calculated using Level 2 inputs, based on interest rates available for debt with terms and maturities similar to the Company’s Term Loan Facilities and Senior Notes.
Note 8—Derivative Instruments Designated as Cash Flow Hedges:
The Company’s derivative instruments designated as cash flow hedges consist of:

					Fair Value of (Liability) Asset(1) at
	Notional Amount at April 29, 2022	Pay Fixed Rate	Receive Variable Rate	Settlement and Termination	April 29, 2022	January 28, 2022
	(in millions)				(in millions)
Interest rate swaps #1	$685	3.07%	1-month LIBOR	Monthly through October 31, 2025	$(4)	$(39)
Interest rate swaps #2	538	2.49%	1-month LIBOR	Monthly through October 31, 2023	2	(12)
Total	$1,223				$(2)	$(51)
(1)    The fair value of the fixed interest rate swap liability is included in accounts payable and accrued liabilities on the condensed and consolidated balance sheets. The fair value of the fixed interest rate swap asset is included in other assets on the condensed and consolidated balance sheets.
The Company is party to fixed interest rate swap instruments that are designated and accounted for as cash flow hedges to manage risks associated with interest rate fluctuations on a portion of the Company’s floating rate debt. The counterparties to all swap agreements are financial institutions. See Note 9 for the unrealized change in fair values on cash flow hedges recognized in other comprehensive income (loss) and the amounts reclassified from accumulated other comprehensive loss into earnings for the current and comparative periods presented. The Company estimates that it will reclassify $5 million of unrealized losses from accumulated other comprehensive loss into earnings in the twelve months following April 29, 2022.

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

	Unrealized Gains (Losses) on Fixed Interest Rate Swap Cash Flow Hedges(1)	Defined Benefit Obligation Adjustment	Total
	(in millions)
Three months ended April 29, 2022
Balance at January 28, 2022	$(38)	$1	$(37)
Other comprehensive income before reclassifications	42	—	42
Amounts reclassified from accumulated other comprehensive loss	8	—	8
Income tax impact	(13)	—	(13)
Net other comprehensive income	37	—	37
Balance at April 29, 2022	$(1)	$1	$—

Three months ended April 30, 2021
Balance at January 29, 2021	$(86)	$(3)	$(89)
Other comprehensive income before reclassifications	10	—	10
Amounts reclassified from accumulated other comprehensive loss	9	—	9
Income tax impact	(5)	—	(5)
Net other comprehensive income	14	—	14
Balance at April 30, 2021	$(72)	$(3)	$(75)
(1)The amount reclassified from accumulated other comprehensive loss is included in interest expense.
Note 10—Sales of Receivables:
The Company has a Master Accounts Receivable Purchase Agreement (MARPA Facility) with MUFG Bank, Ltd. (the Purchaser) for the sale of up to a maximum amount of $300 million of certain designated eligible receivables with the U.S. government. Effective March 31, 2022, the Company amended the MARPA Facility to transition the purchase discount rate defined within the facility agreement from using LIBOR to Term Secured Overnight Finance Rate (SOFR). The amendment did not have a material impact on the Company's condensed and consolidated financial statements.
During the three months ended April 29, 2022 and April 30, 2021, the Company incurred purchase discount fees of $1 million, which are presented in Other (income) expense, net on the condensed and consolidated statements of income.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

MARPA Facility activity consisted of the following:

	Three Months Ended
	April 29, 2022	April 30, 2021
	(in millions)
Beginning balance	$200	$185
Sale of receivables	934	836
Cash collections	(934)	(821)
Outstanding balance sold to Purchaser(1)	200	200
Cash collected, not remitted to Purchaser(2)	(22)	(42)
Remaining sold receivables	$178	$158
(1)    There was no net impact to cash flows from operating activities from sold receivables for the three months ended April 29, 2022. For the three months ended April 30, 2021, the Company recorded a net increase to cash flows from operating activities of $15 million from sold receivables.
(2)    Primarily represents the cash collected on behalf of but not yet remitted to the Purchaser as of April 29, 2022 and April 30, 2021. This balance is included in accounts payable and accrued liabilities on the condensed and consolidated balance sheets.
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company has recorded reserves for estimated net amounts to be refunded to customers for potential adjustments for indirect cost audits and compliance with Cost Accounting Standards. As of April 29, 2022, the Company has recorded a total liability of $14 million which is presented in accounts payable and accrued liabilities on the condensed and consolidated balance sheets.
Letters of Credit and Surety Bonds
The Company has outstanding obligations relating to letters of credit of $10 million as of April 29, 2022, principally related to guarantees on insurance policies. The Company also has outstanding obligations relating to surety bonds in the amount of $19 million, principally related to performance and payment bonds on the Company’s contracts.

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
The Company utilizes a 52/53 week fiscal year, ending on the Friday closest to January 31, with fiscal quarters typically consisting of 13 weeks. Fiscal 2023 began on January 29, 2022 and ends on February 3, 2023, while fiscal 2022 began on January 30, 2021 and ended on January 28, 2022.
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
Economic Opportunities, Challenges, and Risks
During the three months ended April 29, 2022, we generated approximately 98% of our revenues from contracts with the U.S. government, including subcontracts on which we perform. Our business performance is affected by the overall level of U.S. government spending and the alignment of our offerings and capabilities with the budget priorities of the U.S. government. Appropriations measures passed in March 2022 provided full funding for the federal government through the end of government fiscal year 2022. In October 2021, the Federal debt ceiling was increased by $480 billion and in December 2021 was further increased by $2.5 trillion which is expected to allow the U.S. government to operate into 2023. It is unlikely but possible these measures could expire without extension and lead to a partial or full government shutdown.
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
Despite the budget and competitive pressures affecting the industry, we believe we are well-positioned to protect and expand existing customer relationships and benefit from opportunities that we have not previously pursued. Our scale, size, and prime contractor leadership position are expected to help differentiate us from our competitors, especially on large contract opportunities. We believe our long-term, trusted customer relationships and deep technical expertise provide us with the sophistication to handle highly complex, mission-critical contracts. Our value proposition is found in the proven ability to serve as a trusted adviser to our customers. In doing so, we leverage our expertise and scale to help them execute their mission.
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
Results of Operations
The primary financial performance measures we use to manage our business and monitor results of operations are revenues, operating income, and cash flows from operating activities. The following table summarizes our results of operations:

	Three Months Ended
	April 29, 2022	Percent change	April 30, 2021
	(dollars in millions)
Revenues	$1,996	6%	$1,878
Cost of revenues	1,770	7%	1,661
As a percentage of revenues	88.7%		88.4%
Selling, general and administrative expenses	92	15%	80
Acquisition and integration costs	9	(10%)	10
Other operating income	—	(100%)	(3)
Operating income	125	(4%)	130
As a percentage of revenues	6.3%		6.9%
Net income attributable to common stockholders	$73	(10%)	$81
Net cash provided by operating activities	$118	(38%)	$189
Revenues. Revenues increased $118 million for the three months ended April 29, 2022 as compared to the same period in the prior year primarily due to ramp up on new and existing contracts and the acquisition of Halfaker (approximately $42 million), partially offset by contract completions. Adjusting for the impact of acquired revenues and divested revenues, revenues grew 3.9% primarily due to ramp up on new and existing contracts.
Cost of Revenues. Cost of revenues increased $109 million for the three months ended April 29, 2022 as compared to the same period in the prior year primarily due to ramp up on new and existing contracts and the acquisition of Halfaker.
Selling, General and Administrative Expenses. SG&A increased $12 million for the three months ended April 29, 2022 as compared to the same period in the prior year primarily due to higher indirect expenses and the acquisition of Halfaker.
Operating Income. Operating income as a percentage of revenues for the three months ended April 29, 2022 decreased from the comparable prior year period primarily due to higher indirect costs in the current year period and higher benefit from net favorable settlement of prior indirect rate years in the prior year period, partially offset by improved profitability across our contract portfolio.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
Net Cash Provided by Operating Activities. Net cash provided by operating activities was $118 million for the three months ended April 29, 2022, a decrease of $71 million compared to the prior year, primarily due to lower net earnings, cash payments during the quarter associated with certain change in control provisions related to the acquisition of Halfaker, and timing of customer collections and vendor disbursements.
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
EBITDA and Adjusted EBITDA. The performance measure EBITDA is calculated by taking net income and excluding interest and loss on sale of receivables, provision for income taxes, and depreciation and amortization. Adjusted EBITDA is a performance measure that excludes costs that we do not consider to be indicative of our ongoing performance. Adjusted EBITDA is calculated by taking EBITDA and excluding acquisition and integration costs, impairments, restructuring costs, and any other material non-recurring costs. Integration costs are costs to integrate acquired companies including costs of strategic consulting services, facility consolidation and employee related costs such as retention and severance costs. The acquisition and integration costs relate to the Company's acquisitions of Halfaker and Koverse in fiscal 2022 and Unisys Federal in fiscal 2021.
We believe that EBITDA and adjusted EBITDA provide management and investors with useful information in assessing trends in our ongoing operating performance and may provide greater visibility in understanding the long-term financial performance of the Company.
EBITDA and adjusted EBITDA for the periods presented were calculated as follows:

	Three Months Ended
	April 29, 2022	April 30, 2021
	(in millions)
Net income	$74	$82
Interest expense and loss on sale of receivables	28	28
Provision for income taxes	21	23
Depreciation and amortization	41	42
EBITDA	164	175
EBITDA as a percentage of revenues	8.2%	9.3%
Acquisition and integration costs	9	10
Depreciation included in acquisition and integration costs	—	(1)
Adjusted EBITDA	$173	$184
Adjusted EBITDA as a percentage of revenues	8.7%	9.8%
Adjusted EBITDA as a percentage of revenues for the three months ended April 29, 2022 decreased to 8.7% from 9.8% for the same period in the prior year primarily due to higher indirect costs in the current year period and higher benefit from net favorable settlement of prior indirect rate years in the prior year period, partially offset by improved profitability across our contract portfolio.
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
The estimated value of our total backlog as of the dates presented was:

	April 29, 2022	January 28, 2022
	(in millions)
Funded backlog	$3,218	$3,491
Negotiated unfunded backlog	20,894	20,601
Total backlog	$24,112	$24,092
We had net bookings worth an estimated $2.0 billion during the three months ended April 29, 2022. Total backlog at the end of the first quarter is consistent with our total backlog at prior year end.

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

	Three Months Ended
	April 29, 2022	April 30, 2021
Cost reimbursement	55%	53%
Time and materials (T&M)	19%	22%
Firm-fixed price (FFP)	26%	25%
Total	100%	100%
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

	Three Months Ended
	April 29, 2022	April 30, 2021
	(as a % of total cost of revenues)
Labor-related cost of revenues	54%	54%
Subcontractor-related cost of revenues	29%	29%
Supply chain materials-related cost of revenues	7%	8%
Other materials-related cost of revenues	10%	9%
Total	100%	100%
Cost of revenues mix for the three months ended April 29, 2022 were consistent with the same period in the prior year.
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
Beginning in fiscal 2023, the Tax Cuts and Jobs Act of 2017 requires the capitalization of research and development costs for tax purposes, which can then be amortized over five years. Congress has proposed tax legislation to delay the effective date of this change to 2026, but it is uncertain whether the proposed legislation will ultimately be enacted into law. If the current effective date and current legislation remains in place, the Company's initial assessment is that our cash flows from operations in fiscal 2023 will decrease by a minimum of $90 million, but our net deferred tax assets will increase by a similar amount.
Historical Cash Flow Trends
The following table summarizes our cash flows:

	Three Months Ended
	April 29, 2022	April 30, 2021
	(in millions)
Net cash provided by operating activities	$118	$189
Net cash used in investing activities	(6)	(4)
Net cash used in financing activities	(162)	(95)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(50)	$90
Net Cash Provided by Operating Activities. Refer to “Results of Operations” above for a discussion of the changes in cash provided by operating activities between the three months ended April 29, 2022 and the comparable prior year period.
Net Cash Used in Investing Activities. Cash used in investing activities for the three months ended April 29, 2022 increased compared to the prior year period primarily due to proceeds from divestitures in the prior year period, partially offset by lower capital expenditures for property, plant, and equipment.
Net Cash Used in Financing Activities. Cash used in financing activities for the three months ended April 29, 2022 increased compared to the prior year period as a result of higher term loan principal payments in the current year period and higher share repurchases.
Critical Accounting Policies
There have been no changes to our critical accounting policies during the three months ended April 29, 2022 from those disclosed in our most recently filed Annual Report on Form 10-K.
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
Item 4. Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) and have concluded that as of April 29, 2022 these controls and procedures were operating and effective.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarterly period covered by this report that materially affected, or are likely to materially affect, our internal control over financial reporting.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
PART II—OTHER INFORMATION
Item 1. Legal Proceedings
We have provided information about legal proceedings in which we are involved in our fiscal 2022 Annual Report on Form 10-K, and we have provided an update to this information in Note 11 of the notes to the condensed and consolidated financial statements contained within this report.
In addition to the described legal proceedings, we are routinely subject to investigations and reviews relating to compliance with various laws and regulations. Additional information regarding such investigations and reviews is included in our fiscal 2022 Annual Report on Form 10-K, and we have also updated this information in Note 11 of the notes to the condensed and consolidated financial statements contained within this report, under the heading “Government Investigations, Audits and Reviews.”
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
The following table presents repurchases of our common stock during the three months ended April 29, 2022:

Period(1)	Total Number of Shares (or Units) Purchased(2)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(3)
January 29, 2022 - March 4, 2022	377,903	$83.03	377,903	1,657,583
March 5, 2022 - April 1, 2022	215,282	89.91	204,249	1,453,334
April 2, 2022 - April 29, 2022	205,219	88.46	205,219	1,248,115
Total	798,404	$86.28	787,371
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
(3)On March 27, 2019, the number of shares that may be purchased increased by approximately 4.6 million shares, bringing the total authorized shares to be repurchased under the plan to approximately 16.4 million shares. As of April 29, 2022, we have repurchased approximately 15.2 million shares of common stock under the program. Subsequent to the end of the quarter, the number of shares that may be repurchased increased by approximately 8.0 million shares, bringing the total authorized shares to be repurchased under the plan to approximately 24.4 million shares.
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
Date: June 6, 2022

Science Applications International Corporation

/s/ Prabu Natarajan
Prabu Natarajan Executive Vice President and Chief Financial Officer