Form 10-Q
period 2022-07-29
Science Applications International Corp
filed 2022-09-01
CIK 1571123

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
Form 10-Q
_________________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 29, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares issued and outstanding of the registrant’s common stock as of August 19, 2022 was as follows:
55,128,060 shares of common stock ($.0001 par value per share)

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
FORM 10-Q

-i-

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
CONDENSED AND CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
	July 29, 2022	July 30, 2021	July 29, 2022	July 30, 2021
	(in millions, except per share amounts)
Revenues	$1,831	$1,836	$3,827	$3,714
Cost of revenues	1,612	1,604	3,382	3,265
Selling, general and administrative expenses	93	85	185	165
Acquisition and integration costs	1	14	10	24
Other operating income	—	—	—	(3)
Operating income	125	133	250	263
Interest expense	30	26	57	53
Other (income) expense, net	—	(1)	3	(3)
Income before income taxes	95	108	190	213
Provision for income taxes	(21)	(26)	(42)	(49)
Net income	74	82	148	164
Net income attributable to non-controlling interest	1	—	2	1
Net income attributable to common stockholders	$73	$82	$146	$163
Earnings per share:
Basic	$1.31	$1.42	$2.61	$2.81
Diluted	$1.30	$1.41	$2.59	$2.79

 See accompanying notes to condensed and consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
CONDENSED AND CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
	July 29, 2022	July 30, 2021	July 29, 2022	July 30, 2021
	(in millions)
Net income	$74	$82	$148	$164
Other comprehensive (loss) income, net of tax:
Net unrealized (loss) gain on derivative instruments	(3)	1	34	15
Total other comprehensive (loss) income, net of tax	(3)	1	34	15
Comprehensive income	$71	$83	$182	$179
Comprehensive income attributable to non-controlling interest	1	—	2	1
Comprehensive income attributable to common stockholders	$70	$83	$180	$178

See accompanying notes to condensed and consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
CONDENSED AND CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	July 29, 2022	January 28, 2022
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$99	$106
Receivables, net	1,036	1,015
Inventory, prepaid expenses and other current assets	135	142
Total current assets	1,270	1,263
Goodwill	2,911	2,913
Intangible assets, net	1,069	1,132
Property, plant, and equipment (net of accumulated depreciation of $194 million and $182 million at July 29, 2022 and January 28, 2022, respectively)	95	100
Operating lease right of use assets	173	209
Other assets	136	129
Total assets	$5,654	$5,746

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$853	$840
Accrued payroll and employee benefits	337	364
Long-term debt, current portion	—	148
Total current liabilities	1,190	1,352
Long-term debt, net of current portion	2,462	2,370
Operating lease liabilities	162	192
Deferred income taxes	7	43
Other long-term liabilities	180	160
Commitments and contingencies (Note 11)
Equity:
Common stock, $0.0001 par value, 1 billion shares authorized, 55 million and 56 million shares issued and outstanding as of July 29, 2022 and January 28, 2022, respectively	—	—
Additional paid-in capital	723	838
Retained earnings	923	818
Accumulated other comprehensive loss	(3)	(37)
Total common stockholders' equity	1,643	1,619
Non-controlling interest	10	10
Total stockholders' equity	1,653	1,629
Total liabilities and stockholders' equity	$5,654	$5,746

See accompanying notes to condensed and consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
CONDENSED AND CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

	Shares of common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non-controlling interest	Total
	(in millions)
Balance at April 29, 2022	56	$770	$870	$—	$10	$1,650
Net income	—	—	73	—	1	74
Issuances of stock	—	3	—	—	—	3
Other comprehensive loss, net of tax	—	—	—	(3)	—	(3)
Cash dividends of $0.37 per share	—	—	(20)	—	—	(20)
Stock-based compensation	—	12	—	—	—	12
Repurchases of stock	(1)	(62)	—	—	—	(62)
Distributions to non-controlling interest	—	—	—	—	(1)	(1)
Balance at July 29, 2022	55	$723	$923	$(3)	$10	$1,653

Balance at January 28, 2022	56	$838	$818	$(37)	$10	$1,629
Net income	—	—	146	—	2	148
Issuances of stock	1	8	—	—	—	8
Other comprehensive income, net of tax	—	—	—	34	—	34
Cash dividends of $0.74 per share	—	—	(41)	—	—	(41)
Stock-based compensation	—	8	—	—	—	8
Repurchases of stock	(2)	(131)	—	—	—	(131)
Distributions to non-controlling interest	—	—	—	—	(2)	(2)
Balance at July 29, 2022	55	$723	$923	$(3)	$10	$1,653

Balance at April 30, 2021	58	$965	$687	$(75)	$10	$1,587
Net income	—	—	82	—	—	82
Issuances of stock	—	4	—	—	—	4
Other comprehensive income, net of tax	—	—	—	1	—	1
Cash dividends of $0.37 per share	—	—	(22)	—	—	(22)
Stock-based compensation	—	13	—	—	—	13
Repurchases of stock	—	(37)	—	—	—	(37)
Distributions to non-controlling interest	—	—	—	—	—	—
Balance at July 30, 2021	58	$945	$747	$(74)	$10	$1,628

Balance at January 29, 2021	58	$1,004	$627	$(89)	$10	$1,552
Net income	—	—	163	—	1	164
Issuances of stock	—	8	—	—	—	8
Other comprehensive income, net of tax	—	—	—	15	—	15
Cash dividends of $0.74 per share	—	—	(43)	—	—	(43)
Stock-based compensation	—	10	—	—	—	10
Repurchases of stock	—	(77)	—	—	—	(77)
Distributions to non-controlling interest	—	—	—	—	(1)	(1)
Balance at July 30, 2021	58	$945	$747	$(74)	$10	$1,628

See accompanying notes to condensed and consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
CONDENSED AND CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	July 29, 2022	July 30, 2021
	(in millions)
Cash flows from operating activities:
Net income	$148	$164
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	81	79
Amortization of off-market customer contracts	(6)	(17)
Amortization of debt issuance costs	6	4
Deferred income taxes	(22)	31
Stock-based compensation expense	23	24
Gain on divestitures	—	(2)
Impairment of assets	—	10
Increase (decrease) resulting from changes in operating assets and liabilities, net of the effect of acquisitions:
Receivables	(21)	(80)
Inventory, prepaid expenses and other current assets	7	10
Other assets	5	(8)
Accounts payable and accrued liabilities	29	42
Accrued payroll and employee benefits	(27)	20
Income taxes payable	36	—
Operating lease assets and liabilities, net	—	3
Other long-term liabilities	—	1
Net cash provided by operating activities	259	281
Cash flows from investing activities:
Expenditures for property, plant, and equipment	(12)	(17)
Purchases of marketable securities	(4)	(3)
Sales of marketable securities	2	2
Cash paid for acquisitions, net of cash acquired	—	(244)
Proceeds from divestitures	—	8
Other	(3)	(2)
Net cash used in investing activities	(17)	(256)
Cash flows from financing activities:
Dividend payments to stockholders	(42)	(44)
Principal payments on borrowings	(575)	(61)
Issuances of stock	8	8
Stock repurchased and retired or withheld for taxes on equity awards	(148)	(91)
Proceeds from borrowings	515	116
Debt issuance costs	(5)	—
Distributions to non-controlling interest	(2)	(1)
Net cash used in financing activities	(249)	(73)
Net decrease in cash, cash equivalents and restricted cash	(7)	(48)
Cash, cash equivalents and restricted cash at beginning of period	115	190
Cash, cash equivalents and restricted cash at end of period	$108	$142
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
Marketable Securities
Investments in marketable securities consist of equity securities which are recorded at fair value using observable inputs such as quoted prices in active markets (Level 1). As of July 29, 2022 and January 28, 2022, the fair value of our investments totaled $27 million and $28 million, respectively, and are included in other assets on the condensed and consolidated balance sheets. The Company's investments are primarily held in a custodial account, which includes investments to fund our deferred compensation plan liabilities.
Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the condensed and consolidated balance sheets for the periods presented:

	July 29, 2022	January 28, 2022
	(in millions)
Cash and cash equivalents	$99	$106
Restricted cash included in inventory, prepaid expenses and other current assets	5	5
Restricted cash included in other assets	4	4
Cash, cash equivalents and restricted cash	$108	$115
Acquisition and Integration Costs
Acquisition-related costs that are not part of the purchase price consideration are generally expensed as incurred, except for certain costs that are deferred in connection with the issuance of debt. These costs typically include transaction-related costs, such as finder’s fees, legal, accounting, and other professional costs. Integration-related costs represent costs directly related to combining the Company and its acquired businesses. Integration-related costs typically include strategic consulting services, facility consolidations, employee related costs, such as retention and severance, costs to integrate information technology infrastructure, enterprise planning systems, processes, and other non-recurring integration-related costs. Acquisition and integration costs are presented together as acquisition and integration costs on the condensed and consolidated statements of income.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The amounts recognized in acquisition and integration costs on the condensed and consolidated statements of income are as follows:

	Three Months Ended		Six Months Ended
	July 29, 2022	July 30, 2021	July 29, 2022	July 30, 2021
	(in millions)
Acquisition(1)	$—	$2	$(1)	$3
Integration(2)	1	12	11	21
Total acquisition and integration costs	$1	$14	$10	$24
(1)    Acquisition expenses for the six months ended July 29, 2022 reflects the amount recognized to reduce the fair value of the Koverse earnout liability. Acquisition expenses for the three and six months ended July 30, 2021 are related to the acquisitions of Halfaker and Koverse. See Note 4 for additional information related to the acquisitions.
(2)    Integration expenses for the three and six months ended July 30, 2021 include $3 million and $10 million, respectively, for the impairment of assets.
Restructuring
During the three and six months ended July 29, 2022, the Company incurred $2 million of restructuring costs associated with the optimization and consolidation of certain facilities. These costs are presented within selling, general and administrative expenses in the condensed and consolidated statements of income.
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
Other Accounting Standards Updates effective after July 29, 2022 are not expected to have a material effect on the Company’s financial statements.
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
A reconciliation of the weighted-average number of shares outstanding used to compute basic and diluted EPS was:

	Three Months Ended		Six Months Ended
	July 29, 2022	July 30, 2021	July 29, 2022	July 30, 2021
	(in millions)
Basic weighted-average number of shares outstanding	55.6	57.9	55.9	58.0
Dilutive common share equivalents - stock options and other stock-based awards	0.3	0.5	0.4	0.5
Diluted weighted-average number of shares outstanding	55.9	58.4	56.3	58.5

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Antidilutive stock awards excluded from the weighted-average number of shares outstanding used to compute diluted EPS for the three and six months ended July 29, 2022 and July 30, 2021 were immaterial.
Share Repurchases
The Company may repurchase shares in accordance with established repurchase plans. The Company retires its common stock upon repurchase with the excess over par value allocated to additional paid-in capital. The Company has not made any material purchases of common stock other than in connection with established share repurchase plans. In June 2022, the number of shares of our common stock that may be repurchased under our existing repurchase plan was increased by 8.0 million shares, bringing the total authorized shares to be repurchased under the plan to approximately 24.4 million shares. As of July 29, 2022, we have repurchased approximately 15.9 million shares of common stock under the program.
Dividends
The Company declared and paid a quarterly dividend of $0.37 per share of its common stock during the three months ended July 29, 2022. Subsequent to the end of the quarter, on August 30, 2022, the Company's Board of Directors declared a quarterly dividend of $0.37 per share of the Company's common stock payable on October 28, 2022 to stockholders of record on October 14, 2022.
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
Aggregate net changes in estimates on contracts accounted for using the cost-to-cost method of accounting were recognized in operating income as follows:

	Three Months Ended		Six Months Ended
	July 29, 2022	July 30, 2021	July 29, 2022	July 30, 2021
	(in millions, except per share amounts)
Net favorable adjustments	$5	$6	$10	$9
Net favorable adjustments, after tax	4	5	8	7
Diluted EPS impact	$0.07	$0.08	$0.14	$0.12
Revenues were $5 million and $9 million higher for the three and six months ended July 29, 2022, respectively, and $15 million and $20 million higher for the three and six months ended July 30, 2021, respectively, due to net revenue recognized from performance obligations satisfied in prior periods.

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
Disaggregated revenues by customer were as follows:

	Three Months Ended		Six Months Ended
	July 29, 2022	July 30, 2021	July 29, 2022	July 30, 2021
	(in millions)
Department of Defense	$884	$900	$1,830	$1,820
Other federal government agencies	911	899	1,924	1,822
Commercial, state and local	36	37	73	72
Total	$1,831	$1,836	$3,827	$3,714
Disaggregated revenues by contract-type were as follows:

	Three Months Ended		Six Months Ended
	July 29, 2022	July 30, 2021	July 29, 2022	July 30, 2021
	(in millions)
Cost reimbursement	$1,035	$993	$2,130	$1,983
Time and materials (T&M)	328	365	714	776
Firm-fixed price (FFP)	468	478	983	955
Total	$1,831	$1,836	$3,827	$3,714
Disaggregated revenues by prime versus subcontractor were as follows:

	Three Months Ended		Six Months Ended
	July 29, 2022	July 30, 2021	July 29, 2022	July 30, 2021
	(in millions)
Prime contractor to federal government	$1,665	$1,657	$3,487	$3,347
Subcontractor to federal government	130	142	267	295
Other	36	37	73	72
Total	$1,831	$1,836	$3,827	$3,714

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Contract Balances
Contract balances for the periods presented were as follows:

	Balance Sheet line item	July 29, 2022	January 28, 2022
		(in millions)
Billed and billable receivables, net(1)	Receivables, net	$593	$615
Contract assets - unbillable receivables	Receivables, net	443	400
Contract assets - contract retentions	Other assets	17	17
Contract liabilities - current	Accounts payable and accrued liabilities	40	55
Contract liabilities - non-current	Other long-term liabilities	$6	$9
(1)    Net of allowance of $4 million as of July 29, 2022 and January 28, 2022.
During the three and six months ended July 29, 2022, the Company recognized revenues of $8 million and $35 million, respectively, relating to amounts that were included in the opening balance of contract liabilities as of January 28, 2022. During the three and six months ended July 30, 2021, the Company recognized revenues of $14 million and $64 million, respectively, relating to amounts that were included in the opening balance of contract liabilities as of January 29, 2021.
Remaining Performance Obligations
As of July 29, 2022, the Company had $5.0 billion of remaining performance obligations. Remaining performance obligations exclude any variable consideration that is allocated entirely to unsatisfied performance obligations on our supply chain contracts. The Company expects to recognize revenue on approximately 80% of the remaining performance obligations over the next 12 months and approximately 90% over the next 24 months, with the remaining recognized thereafter.
Lessor Revenue
The Company leases IT equipment and hardware to its customers. All of the Company’s lessor arrangements are operating leases. Operating lease revenue is recognized on a straight-line basis over the term of the lease. Operating lease income is reported as revenue on the condensed and consolidated statements of income. During the six months ended July 29, 2022, the Company recognized revenue of $23 million from the exercise of purchase options under certain lessor arrangements. Operating lease income was immaterial for the three and six months ended July 29, 2022 and $2 million and $11 million for the three and six months ended July 30, 2021, respectively.

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
Koverse
On May 3, 2021, the Company acquired Koverse, a software company that provides a data management platform enabling artificial intelligence and machine learning on complex sensitive data, for a purchase price of $30 million, net of $2 million cash acquired. The purchase price included $3 million of contingent consideration, representing the acquisition date fair value recognized for up to $27 million gross of potential future earnout payments based on the achievement of certain revenue targets over the next four years. The Company has completed the allocation of the purchase price which resulted in goodwill of $21 million and intangible assets of $10 million, which are both not deductible for income tax purposes. The goodwill is primarily associated with intellectual capital, future customer relationships, and an acquired assembled work force. The intangible assets, which primarily consist of developed technology, are being amortized over a weighted-average period of seven years. As of July 29, 2022, the Company has recognized $10 million of the additional $13 million of post-combination compensation expense associated with certain employee retention agreements.
Unisys Federal
During the second quarter of fiscal 2023 and 2022, the Company accelerated the amortization for certain off-market customer contracts as a result of a change in their expected contractual terms. The acceleration resulted in additional amortization of $2 million and $8 million, respectively. The remaining unamortized balance of the provision for certain off-market customer contracts is expected to be amortized by the end of fiscal 2024.
Note 5—Goodwill and Intangible Assets:
Goodwill
Goodwill had a carrying value of $2,911 million and $2,913 million as of July 29, 2022 and January 28, 2022, respectively. There were no impairments of goodwill during the periods presented.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Intangible Assets
Intangible assets, all of which were finite-lived, consisted of the following:

	July 29, 2022			January 28, 2022
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
	(in millions)
Customer relationships	$1,467	$(407)	$1,060	$1,467	$(351)	$1,116
Backlog	—	—	—	17	(10)	7
Developed technology	10	(2)	8	10	(2)	8
Trade name	1	—	1	1	—	1
Total intangible assets	$1,478	$(409)	$1,069	$1,495	$(363)	$1,132
Amortization expense related to intangible assets was $32 million and $65 million for the three and six months ended July 29, 2022, respectively, and $29 million and $61 million for the three and six months ended July 30, 2021, respectively. There were no intangible asset impairment losses during the periods presented.
As of July 29, 2022, the estimated future annual amortization expense related to intangible assets is as follows:

Fiscal Year	(in millions)
Remainder of 2023	$60
2024	115
2025	115
2026	115
2027	115
Thereafter	549
Total	$1,069
Actual amortization expense in future periods could differ from these estimates as a result of future acquisitions, divestitures, impairments, and other factors.
Note 6—Income Taxes:
The Company's effective income tax rate was 21.8% and 21.9% for the three and six months ended July 29, 2022, respectively, and 23.6% and 23.0% for the three and six months ended July 30, 2021, respectively. The Company’s effective tax rate was lower for the three and six months ended July 29, 2022 compared to the prior year periods primarily due to an increased deduction for foreign-derived intangible income. Tax rates for the three and six months ended July 29, 2022 were lower than the combined federal and state statutory rates principally due to excess tax benefits related to employee stock-based compensation, research and development tax credits, a deduction for foreign-derived intangible income, and other permanent book tax differences.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 7—Debt Obligations:
The Company’s long-term debt as of the dates presented was as follows:

	July 29, 2022					January 28, 2022
	Stated interest rate	Effective interest rate	Principal	Unamortized debt issuance costs	Net	Principal	Unamortized debt issuance costs	Net
			(in millions)
Term Loan A Facility due June 2027	3.68%	3.79%	$1,230	$(5)	$1,225	$—	$—	$—
Term Loan A Facility due October 2023	—%	—%	—	—	—	785	(5)	780
Term Loan A2 Facility due October 2023	—%	—%	—	—	—	100	—	100
Term Loan B Facility due October 2025	4.30%	4.51%	578	(3)	575	983	(7)	976
Term Loan B2 Facility due March 2027	4.30%	4.72%	272	(5)	267	272	(5)	267
Senior Notes due April 2028	4.88%	5.11%	400	(5)	395	400	(5)	395
Total long-term debt			$2,480	$(18)	$2,462	$2,540	$(22)	$2,518
Less current portion			—	—	—	148	—	148
Total long-term debt, net of current portion			$2,480	$(18)	$2,462	$2,392	$(22)	$2,370
As of July 29, 2022, the Company has a $3.1 billion secured credit facility (the Credit Facility) consisting of a Term Loan A Facility due June 2027, a Term Loan B Facility due October 2025, a Term Loan B2 Facility due March 2027 (together, the Term Loan Facilities), and a $1.0 billion Revolving Credit Facility due June 2027. During the quarter, the Company borrowed and repaid $85 million under the Revolving Credit Facility. There was no balance outstanding on the Revolving Credit Facility as of July 29, 2022. As of July 29, 2022, the Company was in compliance with the covenants under its Credit Facility.
On June 30, 2022, the Company executed the Fifth Amendment to the Third Amended and Restated Credit Agreement (Fifth Amendment), which established, among other things, a $1,230 million senior secured term loan credit facility (Term Loan A Facility due June 2027) and increased the Revolving Credit Facility commitment from $400 million to $1,000 million. The entire Term Loan A Facility due June 2027 was immediately borrowed by the Company and the proceeds were used to pay in full the outstanding principal balances under the Term Loan A Facility due October 2023 and Term Loan A2 Facility due October 2023 and to prepay $400 million of principal on the Term Loan B Facility due October 2025. For the three months ended July 29, 2022, the Company wrote off deferred debt issuance costs of $3 million associated with the Term Loan B Facility due October 2025 voluntary principal prepayments which was recognized in interest expense.
Borrowings under the Term Loan A Facility due June 2027 amortize quarterly beginning on October 31, 2023 at 1.250% of the original borrowed amount thereunder, with such quarterly amortization increasing to 1.875% on October 31, 2024 and to 2.500% on October 31, 2025. The Term Loan A Facility due June 2027 may be prepaid at any time without penalty and is subject to the same mandatory prepayments, including from excess cash flow, as the Company’s existing term loans under the Credit Facility.
As a result of the Fifth Amendment, the maturity date for the Revolving Credit Facility was extended to, and the maturity date of the Term Loan A Facility due June 2027 is, the earlier of June 30, 2027 or 91 days prior to the earliest term loan “B” facility maturity date (subject to acceleration in certain circumstances). The Term Loan A Facility due June 2027 is secured by substantially all of the assets of the Company and the Company’s wholly owned domestic subsidiaries, and is guaranteed by each of the Company’s wholly owned domestic subsidiaries. The Term Loan A Facility due June 2027 is subject to the same covenants and events of default as the Company’s existing term loans under the Credit Facility.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Effective with the Fifth Amendment, all interest rates under the Credit Facility transitioned from LIBOR to Secured Overnight Financing Rate (SOFR) plus 0.10% for US dollar denominated loans, Sterling Overnight Index Average (SONIA) for UK pound sterling denominated loans, and Euro Interbank Offered Rate (EURIBOR) for Euro denominated loans. The applicable interest rate margins under the Term Loan A Facility due June 2027 and the Revolving Credit Facility were reduced to a range from 0.75% to 1.75% per annum for SOFR, SONIA and EURIBOR loans, and from 0% to 0.75% per annum for base rate loans, in each case based on the Company’s leverage ratio. Commitment fees for undrawn amounts under the Revolving Credit Facility were also reduced to a range of 0.125% to 0.25% per annum based on the Company’s leverage ratio.
During the three months ended July 29, 2022, the Company incurred $8 million of debt issuance costs associated with the Fifth Amendment, of which $2 million was recognized in interest expense, with the remaining $6 million deferred and amortized to interest expense through the maturity date of the facility utilizing the effective interest rate method.
As of July 29, 2022 and January 28, 2022, the carrying value of the Company’s outstanding debt obligations approximated its fair value. The fair value of long-term debt is calculated using Level 2 inputs, based on interest rates available for debt with terms and maturities similar to the Company’s Term Loan Facilities and Senior Notes.
Maturities of long-term debt as of July 29, 2022 are:

Fiscal Year	Total
(in millions)
Remainder of 2023	$—
2024	31
2025	77
2026	686
2027	123
Thereafter	1,563
Total principal payments	$2,480
Note 8—Derivative Instruments Designated as Cash Flow Hedges:
The Company’s derivative instruments designated as cash flow hedges consist of:

					Fair Value of (Liability) Asset(1) at
	Notional Amount at July 29, 2022	Pay Fixed Rate	Receive Variable Rate	Settlement and Termination	July 29, 2022	January 28, 2022
	(in millions)				(in millions)
Interest rate swaps #1	$685	2.96%	Term SOFR	Monthly through October 31, 2025	$(8)	$(39)
Interest rate swaps #2	525	2.36%	Term SOFR	Monthly through October 31, 2023	3	(12)
Total	$1,210				$(5)	$(51)
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

On June 30, 2022 and in conjunction with the Fifth Amendment, the Company transitioned the variable rate on its interest rate swaps from 1-month LIBOR to 1-month Term SOFR. Effective with the transition, the Company will pay fixed rates of 2.96% and 2.36% on the group of interest rate swaps maturing on October 31, 2025 and October 31, 2023, respectively. The Company elected to apply the optional expedient in connection with transitioning its interest rate swaps from LIBOR to Term SOFR that enabled it to consider the new swaps a continuation of the existing contracts. As a result, the transition did not have an impact on the Company’s hedge accounting or a material impact to the Company’s financial statements.
See Note 9 for the unrealized change in fair values on cash flow hedges recognized in other comprehensive income (loss) and the amounts reclassified from accumulated other comprehensive loss into earnings for the current and comparative periods presented. The Company estimates that it will reclassify $3 million of unrealized gains from accumulated other comprehensive loss into earnings in the twelve months following July 29, 2022.

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

	Unrealized Gains (Losses) on Fixed Interest Rate Swap Cash Flow Hedges(1)	Defined Benefit Obligation Adjustment	Total
	(in millions)
Three months ended July 29, 2022
Balance at April 29, 2022	$(1)	$1	$—
Other comprehensive loss before reclassifications	(8)	—	(8)
Amounts reclassified from accumulated other comprehensive loss	4	—	4
Income tax impact	1	—	1
Net other comprehensive loss	(3)	—	(3)
Balance at July 29, 2022	$(4)	$1	$(3)

Three months ended July 30, 2021
Balance at April 30, 2021	$(72)	$(3)	$(75)
Other comprehensive loss before reclassifications	(6)	—	(6)
Amounts reclassified from accumulated other comprehensive loss	8	—	8
Income tax impact	(1)	—	(1)
Net other comprehensive income	1	—	1
Balance at July 30, 2021	$(71)	$(3)	$(74)

Six months ended July 29, 2022
Balance at January 28, 2022	$(38)	$1	$(37)
Other comprehensive income before reclassifications	34	—	34
Amounts reclassified from accumulated other comprehensive loss	12	—	12
Income tax impact	(12)	—	(12)
Net other comprehensive income	34	—	34
Balance at July 29, 2022	$(4)	$1	$(3)

Six months ended July 30, 2021
Balance at January 29, 2021	$(86)	$(3)	$(89)
Other comprehensive income before reclassifications	4	—	4
Amounts reclassified from accumulated other comprehensive loss	17	—	17
Income tax impact	(6)	—	(6)
Net other comprehensive income	15	—	15
Balance at July 30, 2021	$(71)	$(3)	$(74)
(1)The amount reclassified from accumulated other comprehensive loss is included in interest expense.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 10—Sales of Receivables:
The Company has a Master Accounts Receivable Purchase Agreement (MARPA Facility) with MUFG Bank, Ltd. (the Purchaser) for the sale of up to a maximum amount of $300 million of certain designated eligible receivables with the U.S. government. Effective March 31, 2022, the Company amended the MARPA Facility to transition the purchase discount rate defined within the facility agreement from using LIBOR to Term SOFR. The amendment did not have a material impact on the Company's financial statements.
During the six months ended July 29, 2022 and July 30, 2021, the Company incurred purchase discount fees of $2 million and $1 million, respectively, which are presented in Other (income) expense, net on the condensed and consolidated statements of income.
MARPA Facility activity consisted of the following:

	Six Months Ended
	July 29, 2022	July 30, 2021
	(in millions)
Beginning balance	$200	$185
Sale of receivables	2,010	1,638
Cash collections	(1,950)	(1,623)
Outstanding balance sold to Purchaser(1)	260	200
Cash collected, not remitted to Purchaser(2)	(29)	(46)
Remaining sold receivables	$231	$154
(1)    For the six months ended July 29, 2022 and July 30, 2021, the Company recorded a net increase to cash flows from operating activities of $60 million and $15 million, respectively, from sold receivables.
(2)    Primarily represents the cash collected on behalf of but not yet remitted to the Purchaser as of July 29, 2022 and July 30, 2021. This balance is included in accounts payable and accrued liabilities on the condensed and consolidated balance sheets.
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
As of July 29, 2022, the Company believes it has adequately reserved for estimated net amounts to be refunded to customers for potential adjustments for indirect cost audits and compliance with Cost Accounting Standards.
Letters of Credit and Surety Bonds
The Company has outstanding obligations relating to letters of credit of $9 million as of July 29, 2022, principally related to guarantees on insurance policies. The Company also has outstanding obligations relating to surety bonds in the amount of $19 million, principally related to performance and payment bonds on the Company’s contracts.

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
Economic Opportunities, Challenges, and Risks
During the three and six months ended July 29, 2022, we generated approximately 98% of our revenues from contracts with the U.S. government, including subcontracts on which we perform. Our business performance is affected by the overall level of U.S. government spending and the alignment of our offerings and capabilities with the budget priorities of the U.S. government. Appropriations measures passed in March 2022 provided full funding for the federal government through the end of government fiscal year 2022. In October 2021, the Federal debt ceiling was increased by $480 billion and in December 2021 was further increased by $2.5 trillion which is expected to allow the U.S. government to operate into 2023. It is unlikely but possible these measures could expire without extension and lead to a partial or full government shutdown.
Adverse changes in fiscal and economic conditions could materially impact our business. Some changes that could have an adverse impact on our business include adverse regulations, the implementation of future spending reductions (including sequestration), delayed passage of appropriations bills resulting in temporary or full-year continuing resolutions, extreme inflationary increases adversely impacting fixed price contracts, inability to increase or suspend the Federal debt ceiling, and potential government shutdowns.
Spending packages, including the infrastructure bill, Inflation Reduction Act, and CHIPS and Science Act, as well as future potential spending packages, may provide additional opportunity in areas of SAIC focus such as digital modernization, cyber, microelectronics support, and climate resiliency.

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
We have not experienced a significant impact to our liquidity or access to capital as a result of the COVID-19 pandemic. While we continue to navigate the impacts of the COVID-19 pandemic, COVID-19 did not have a material impact to revenues and operating income for the three and six months ended July 29, 2022. The full extent of the impact of COVID-19 on our business and our operational and financial performance will depend on future developments, including the duration and spread of the pandemic, all of which are uncertain and cannot be predicted.
Management of Operating Performance and Reporting
Our business and program management process is directed by professional managers focused on serving our customers by providing high quality services in achieving program requirements. These managers carefully monitor contract margin performance by constantly evaluating contract risks and opportunities. Throughout each contract's life cycle, program managers review performance and update contract performance estimates to reflect their understanding of the best information available. For performance obligations satisfied over time, updates to estimates are generally recognized on inception-to-date activity, during the period of adjustment, resulting in either a favorable or unfavorable impact to operating income.

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
Results of Operations
The primary financial performance measures we use to manage our business and monitor results of operations are revenues, operating income, and cash flows from operating activities. The following table summarizes our results of operations:

	Three Months Ended			Six Months Ended
	July 29, 2022	Percent change	July 30, 2021	July 29, 2022	Percent change	July 30, 2021
	(dollars in millions)
Revenues	$1,831	—%	$1,836	$3,827	3%	$3,714
Cost of revenues	1,612	—%	1,604	3,382	4%	3,265
As a percentage of revenues	88.0%		87.4%	88.4%		87.9%
Selling, general and administrative expenses	93	9%	85	185	12%	165
Acquisition and integration costs	1	(93%)	14	10	(58%)	24
Other operating income	—	—%	—	—	(100%)	(3)
Operating income	125	(6%)	133	250	(5%)	263
As a percentage of revenues	6.8%		7.2%	6.5%		7.1%
Net income attributable to common stockholders	$73	(11%)	$82	$146	(10%)	$163
Net cash provided by operating activities	$141	53%	$92	$259	(8%)	$281
Revenues. Revenues decreased $5 million for the three months ended July 29, 2022 as compared to the same period in the prior year primarily due to contract completions, one fewer working day compared to the prior year period, lower net favorable changes in contract estimates, and higher accelerated amortization on certain off-market liability contracts during the prior year period, partially offset by ramp up on new and existing contracts and the acquisition of Halfaker (approximately $30 million). Adjusting for the impact of acquired and divested revenues, revenues contracted 1.8%.
Revenues increased $113 million for the six months ended July 29, 2022 as compared to the same period in the prior year due to ramp up on new and existing contracts and the acquisition of Halfaker (approximately $72 million), partially offset by contract completions, lower net favorable changes in contract estimates, and higher accelerated amortization on certain off-market liability contracts during the prior year period. Adjusting for the impact of acquired and divested revenues, revenues grew 1.1%.
Cost of Revenues. Cost of revenues increased $8 million for the three months ended July 29, 2022 as compared to the same period in the prior year primarily due to ramp up on new and existing contracts, the acquisition of Halfaker, and higher indirect costs.
Cost of revenues increased $117 million for the six months ended July 29, 2022 as compared to the same period in the prior year primarily due to ramp up on new and existing contracts and the acquisition of Halfaker.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
Selling, General and Administrative Expenses. SG&A increased $8 million for the three months ended July 29, 2022 as compared to the same period in the prior year primarily due to higher indirect expenses and intangible asset amortization related to the acquisition of Halfaker.
SG&A increased $20 million for the six months ended July 29, 2022 as compared to the same period in the prior year primarily due to higher indirect expenses and the acquisition of Halfaker including the related intangible asset amortization.
Operating Income. Operating income as a percentage of revenues for the three months ended July 29, 2022 decreased from the comparable prior year period primarily due to lower net favorable changes in contract estimates, higher accelerated amortization on certain off-market liability contracts during the prior year period, and higher indirect costs in the current year period, partially offset by lower acquisition and integration costs and higher benefit from net favorable settlement of prior indirect rate years in the current year period.
Operating income as a percentage of revenues decreased for the six months ended July 29, 2022 from the comparable prior year period primarily due to lower net favorable changes in contract estimates, higher accelerated amortization on certain off-market liability contracts during the prior year period, and higher indirect costs in the current year period, partially offset by lower acquisition and integration costs.
Net Cash Provided by Operating Activities. Net cash provided by operating activities was $259 million for the six months ended July 29, 2022, a decrease of $22 million compared to the prior year, primarily due to timing of customer collections, cash payments during the year associated with certain change in control provisions related to the acquisition of Halfaker, and lower net earnings, partially offset by higher cash provided by the MARPA Facility.
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
EBITDA and Adjusted EBITDA. The performance measure EBITDA is calculated by taking net income and excluding interest and loss on sale of receivables, provision for income taxes, and depreciation and amortization. Adjusted EBITDA is a performance measure that excludes costs that we do not consider to be indicative of our ongoing performance. Adjusted EBITDA is calculated by taking EBITDA and excluding acquisition and integration costs, impairments, restructuring costs, and any other material non-recurring costs. Integration costs are costs to integrate acquired companies including costs of strategic consulting services, facility consolidations and employee related costs such as retention and severance costs. The acquisition and integration costs relate to the Company's acquisitions of Halfaker and Koverse in fiscal 2022 and Unisys Federal in fiscal 2021.
We believe that EBITDA and adjusted EBITDA provide management and investors with useful information in assessing trends in our ongoing operating performance and may provide greater visibility in understanding the long-term financial performance of the Company.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
EBITDA and adjusted EBITDA for the periods presented were calculated as follows:

	Three Months Ended		Six Months Ended
	July 29, 2022	July 30, 2021	July 29, 2022	July 30, 2021
	(in millions)
Net income	$74	$82	$148	$164
Interest expense and loss on sale of receivables	31	26	59	54
Provision for income taxes	21	26	42	49
Depreciation and amortization	40	37	81	79
EBITDA	166	171	330	346
EBITDA as a percentage of revenues	9.1%	9.3%	8.6%	9.3%
Acquisition and integration costs	1	14	10	24
Restructuring costs	2	—	2	—
Depreciation included in acquisition and integration costs	—	—	—	(1)
Recovery of acquisition and integration costs and restructuring costs(1)	(3)	—	(3)	—
Adjusted EBITDA	$166	$185	$339	$369
Adjusted EBITDA as a percentage of revenues	9.1%	10.1%	8.9%	9.9%
(1)    Adjustment reflects the portion of acquisition and integration costs and restructuring costs recovered through the Company's indirect rates in accordance with Cost Accounting Standards.
Adjusted EBITDA as a percentage of revenues for the three months ended July 29, 2022 decreased to 9.1% from 10.1% for the same period in the prior year primarily due to lower net favorable changes in contract estimates, higher revenue resulting from accelerated amortization on certain off-market liability contracts during the prior year period, and higher indirect costs in the current year period, partially offset by higher benefit from net favorable settlement of prior indirect rate years in the current year period.
Adjusted EBITDA as a percentage of revenues for the six months ended July 29, 2022 decreased to 8.9% from 9.9% for the same period in the prior year primarily due to lower net favorable changes in contract estimates, higher revenue resulting from accelerated amortization on certain off-market liability contracts during the prior year period, and higher indirect costs in the current year period.
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
The estimated value of our total backlog as of the dates presented was:

	July 29, 2022	January 28, 2022
	(in millions)
Funded backlog	$3,630	$3,491
Negotiated unfunded backlog	20,695	20,601
Total backlog	$24,325	$24,092
We had net bookings worth an estimated $2.1 billion and $4.1 billion during the three and six months ended July 29, 2022. Total backlog at the end of the second quarter is consistent with our total backlog at prior year end.

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

	Six Months Ended
	July 29, 2022	July 30, 2021
Cost reimbursement	56%	53%
Time and materials (T&M)	18%	21%
Firm-fixed price (FFP)	26%	26%
Total	100%	100%
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

	Three Months Ended		Six Months Ended
	July 29, 2022	July 30, 2021	July 29, 2022	July 30, 2021
	(as a % of total cost of revenues)
Labor-related cost of revenues	53%	54%	54%	54%
Subcontractor-related cost of revenues	30%	30%	29%	29%
Supply chain materials-related cost of revenues	7%	8%	7%	8%
Other materials-related cost of revenues	10%	8%	10%	9%
Total	100%	100%	100%	100%
Cost of revenues mix for the three and six months ended July 29, 2022 were consistent with the same period in the prior year.
Liquidity and Capital Resources
As a services provider, our business generally requires minimal infrastructure investment. We expect to fund our ongoing working capital, commitments and any other discretionary investments with cash on hand, future operating cash flows and, if needed, borrowings under our $1.0 billion Revolving Credit Facility and $300 million MARPA Facility.
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
During the second quarter of fiscal 2023, we amended our Credit Facility. See Note 7 to the condensed and consolidated financial statements contained within this report for additional information.
Beginning in fiscal 2023, the Tax Cuts and Jobs Act of 2017 requires the capitalization of research and development costs for tax purposes, which can then be amortized over five years. Congress may defer, modify, or repeal this provision. However, if the current effective date and current legislation remain in place, the Company's initial assessment is that our cash flows from operations in fiscal 2023 will decrease by a minimum of $90 million, but our net deferred tax assets will increase by a similar amount. The cash flow impact would continue over the five-year amortization period, but would decrease over the period and be immaterial in year six.
Historical Cash Flow Trends
The following table summarizes our cash flows:

	Six Months Ended
	July 29, 2022	July 30, 2021
	(in millions)
Net cash provided by operating activities	$259	$281
Net cash used in investing activities	(17)	(256)
Net cash used in financing activities	(249)	(73)
Net decrease in cash, cash equivalents and restricted cash	$(7)	$(48)
Net Cash Provided by Operating Activities. Refer to “Results of Operations” above for a discussion of the changes in cash provided by operating activities between the six months ended July 29, 2022 and the comparable prior year period.
Net Cash Used in Investing Activities. Cash used in investing activities for the six months ended July 29, 2022 decreased compared to the prior year period primarily due to cash paid for the acquisitions of Halfaker and Koverse in the prior year period.
Net Cash Used in Financing Activities. Cash used in financing activities for the six months ended July 29, 2022 increased compared to the prior year period as a result of borrowings obtained to finance the Halfaker acquisition in the prior year period, higher share repurchases, and higher term loan principal payments in the current year period.
Critical Accounting Policies
There have been no changes to our critical accounting policies during the six months ended July 29, 2022 from those disclosed in our most recently filed Annual Report on Form 10-K.
Recently Issued But Not Yet Adopted Accounting Pronouncements
For information on recently issued but not yet adopted accounting pronouncements, see Note 1 to the condensed and consolidated financial statements contained within this report.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our Market Risks from those discussed in our most recently filed Annual Report on Form 10-K.
Item 4. Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) and have concluded that as of July 29, 2022 these controls and procedures were operating and effective.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarterly period covered by this report that materially affected, or are likely to materially affect, our internal control over financial reporting.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
PART II—OTHER INFORMATION
Item 1. Legal Proceedings
We have provided information about legal proceedings in which we are involved in our fiscal 2022 Annual Report on Form 10-K, and we have provided an update to this information in Note 11 to the condensed and consolidated financial statements contained within this report.
In addition to the described legal proceedings, we are routinely subject to investigations and reviews relating to compliance with various laws and regulations. Additional information regarding such investigations and reviews is included in our fiscal 2022 Annual Report on Form 10-K, and we have also updated this information in Note 11 to the condensed and consolidated financial statements contained within this report, under the heading “Government Investigations, Audits and Reviews.”
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
The following table presents repurchases of our common stock during the three months ended July 29, 2022:

Period(1)	Total Number of Shares (or Units) Purchased(2)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(3)
April 30, 2022 - June 3, 2022	358,544	$83.26	358,544	889,571
June 4, 2022 - July 1, 2022	165,457	91.10	165,457	8,724,114
July 2, 2022 - July 29, 2022	182,378	93.21	182,378	8,541,736
Total	706,379	$87.66	706,379
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
(3)In June 2022, the number of shares that may be purchased increased by 8.0 million shares, bringing the total authorized shares to be repurchased under the plan to approximately 24.4 million shares. As of July 29, 2022, we have repurchased approximately 15.9 million shares of common stock under the program.
Item 3. Defaults Upon Senior Securities
No information is required in response to this item.
Item 4. Mine Safety Disclosures
No information is required in response to this item.
Item 5. Other Information
No information is required in response to this item.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
Item 6. Exhibits

Exhibit Number	Description of Exhibit

10.1
Fifth Amendment to the Third Amended and Restated Credit Agreement, dated June 30, 2022, by and among SAIC, Citibank N.A., as administrative agent and collateral agent, and certain other lenders and parties thereto. Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on June 30, 2022.

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
Date: September 1, 2022

Science Applications International Corporation

/s/ Prabu Natarajan
Prabu Natarajan Executive Vice President and Chief Financial Officer