Form 10-Q
period 2022-10-28
Science Applications International Corp
filed 2022-12-05
CIK 1571123

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
Form 10-Q
_________________________________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 28, 2022
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒ No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
						Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares issued and outstanding of the registrant’s common stock as of November 18, 2022 was as follows:
54,629,268 shares of common stock ($.0001 par value per share)

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
FORM 10-Q

-i-

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
CONDENSED AND CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	October 28, 2022	October 29, 2021	October 28, 2022	October 29, 2021
	(in millions, except per share amounts)
Revenues	$1,909	$1,898	$5,736	$5,612
Cost of revenues	1,688	1,685	5,070	4,950
Selling, general and administrative expenses	87	87	272	252
Acquisition and integration costs	1	12	11	36
Other operating income	—	—	—	(3)
Operating income	133	114	383	377
Interest expense	30	26	87	79
Other (income) expense, net	3	—	6	(3)
Income before income taxes	100	88	290	301
Provision for income taxes	(20)	(17)	(62)	(66)
Net income	80	71	228	235
Net income attributable to non-controlling interest	—	—	2	1
Net income attributable to common stockholders	$80	$71	$226	$234
Earnings per share:
Basic	$1.45	$1.24	$4.06	$4.05
Diluted	$1.45	$1.22	$4.04	$4.01

 See accompanying notes to condensed and consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
CONDENSED AND CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	October 28, 2022	October 29, 2021	October 28, 2022	October 29, 2021
	(in millions)
Net income	$80	$71	$228	$235
Other comprehensive income, net of tax:
Net unrealized gain on derivative instruments	29	17	63	32
Total other comprehensive income, net of tax	29	17	63	32
Comprehensive income	$109	$88	$291	$267
Comprehensive income attributable to non-controlling interest	—	—	2	1
Comprehensive income attributable to common stockholders	$109	$88	$289	$266

See accompanying notes to condensed and consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
CONDENSED AND CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	October 28, 2022	January 28, 2022
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$53	$106
Receivables, net	1,059	1,015
Inventory, prepaid expenses and other current assets	135	142
Total current assets	1,247	1,263
Goodwill	2,911	2,913
Intangible assets, net	1,040	1,132
Property, plant, and equipment (net of accumulated depreciation of $194 million and $182 million at October 28, 2022 and January 28, 2022, respectively)	95	100
Operating lease right of use assets	166	209
Other assets	169	129
Total assets	$5,628	$5,746

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$819	$840
Accrued payroll and employee benefits	396	364
Long-term debt, current portion	15	148
Total current liabilities	1,230	1,352
Long-term debt, net of current portion	2,358	2,370
Operating lease liabilities	155	192
Deferred income taxes	—	43
Other long-term liabilities	189	160
Commitments and contingencies (Note 11)
Equity:
Common stock, $0.0001 par value, 1 billion shares authorized, 55 million and 56 million shares issued and outstanding as of October 28, 2022 and January 28, 2022, respectively	—	—
Additional paid-in capital	679	838
Retained earnings	981	818
Accumulated other comprehensive income (loss)	26	(37)
Total common stockholders' equity	1,686	1,619
Non-controlling interest	10	10
Total stockholders' equity	1,696	1,629
Total liabilities and stockholders' equity	$5,628	$5,746

See accompanying notes to condensed and consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
CONDENSED AND CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

	Shares of common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Non-controlling interest	Total
	(in millions)
Balance at July 29, 2022	55	$723	$923	$(3)	$10	$1,653
Net income	—	—	80	—	—	80
Issuances of stock	—	5	—	—	—	5
Other comprehensive income, net of tax	—	—	—	29	—	29
Cash dividends of $0.37 per share	—	—	(22)	—	—	(22)
Stock-based compensation	—	11	—	—	—	11
Repurchases of stock	—	(60)	—	—	—	(60)
Distributions to non-controlling interest	—	—	—	—	—	—
Balance at October 28, 2022	55	$679	$981	$26	$10	$1,696

Balance at January 28, 2022	56	$838	$818	$(37)	$10	$1,629
Net income	—	—	226	—	2	228
Issuances of stock	1	13	—	—	—	13
Other comprehensive income, net of tax	—	—	—	63	—	63
Cash dividends of $1.11 per share	—	—	(63)	—	—	(63)
Stock-based compensation	—	19	—	—	—	19
Repurchases of stock	(2)	(191)	—	—	—	(191)
Distributions to non-controlling interest	—	—	—	—	(2)	(2)
Balance at October 28, 2022	55	$679	$981	$26	$10	$1,696

Balance at July 30, 2021	58	$945	$747	$(74)	$10	$1,628
Net income	—	—	71	—	—	71
Issuances of stock	1	4	—	—	—	4
Other comprehensive income, net of tax	—	—	—	17	—	17
Cash dividends of $0.37 per share	—	—	(22)	—	—	(22)
Stock-based compensation	—	11	—	—	—	11
Repurchases of stock	(2)	(64)	—	—	—	(64)
Distributions to non-controlling interest	—	—	—	—	—	—
Balance at October 29, 2021	57	$896	$796	$(57)	$10	$1,645

Balance at January 29, 2021	58	$1,004	$627	$(89)	$10	$1,552
Net income	—	—	234	—	1	235
Issuances of stock	1	12	—	—	—	12
Other comprehensive income, net of tax	—	—	—	32	—	32
Cash dividends of $1.11 per share	—	—	(65)	—	—	(65)
Stock-based compensation	—	21	—	—	—	21
Repurchases of stock	(2)	(141)	—	—	—	(141)
Distributions to non-controlling interest	—	—	—	—	(1)	(1)
Balance at October 29, 2021	57	$896	$796	$(57)	$10	$1,645

See accompanying notes to condensed and consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
CONDENSED AND CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	October 28, 2022	October 29, 2021
	(in millions)
Cash flows from operating activities:
Net income	$228	$235
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	118	123
Amortization of off-market customer contracts	(12)	(30)
Amortization of debt issuance costs	8	6
Deferred income taxes	(29)	41
Stock-based compensation expense	35	35
Gain on divestitures	—	(2)
Impairment of assets	—	10
Increase (decrease) resulting from changes in operating assets and liabilities, net of the effect of acquisitions:
Receivables	(44)	(123)
Inventory, prepaid expenses and other current assets	7	28
Other assets	5	(8)
Accounts payable and accrued liabilities	(21)	47
Accrued payroll and employee benefits	32	45
Income taxes payable	59	—
Operating lease assets and liabilities, net	(1)	4
Other long-term liabilities	2	4
Net cash provided by operating activities	387	415
Cash flows from investing activities:
Expenditures for property, plant, and equipment	(18)	(27)
Purchases of marketable securities	(5)	(5)
Sales of marketable securities	3	4
Cash paid for acquisitions, net of cash acquired	—	(247)
Proceeds from divestitures	—	8
Other	(3)	(5)
Net cash used in investing activities	(23)	(272)
Cash flows from financing activities:
Dividend payments to stockholders	(63)	(65)
Principal payments on borrowings	(780)	(84)
Issuances of stock	12	12
Stock repurchased and retired or withheld for taxes on equity awards	(208)	(154)
Proceeds from borrowings	630	116
Debt issuance costs	(6)	—
Distributions to non-controlling interest	(2)	(1)
Net cash used in financing activities	(417)	(176)
Net decrease in cash, cash equivalents and restricted cash	(53)	(33)
Cash, cash equivalents and restricted cash at beginning of period	115	190
Cash, cash equivalents and restricted cash at end of period	$62	$157
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
The Company’s fixed interest rate swaps are considered over-the-counter derivatives, and fair value is calculated using a standard pricing model for interest rate swaps with contractual terms for maturities, amortization and interest rates. Level 2, or market observable inputs (such as yield and credit curves), are used within the standard pricing models in order to determine fair value. The fair value is an estimate of the amount that the Company would pay or receive as of a measurement date if the agreements were transferred to a third party. See Note 8 for further discussion on the Company’s derivative instruments designated as cash flow hedges.
Marketable Securities
Investments in marketable securities consist of equity securities, which are recorded at fair value using observable inputs such as quoted prices in active markets (Level 1). As of October 28, 2022 and January 28, 2022, the fair value of our investments totaled $26 million and $28 million, respectively, and are included in other assets on the condensed and consolidated balance sheets. The Company's investments are primarily held in a custodial account, which includes investments to fund our deferred compensation plan liabilities.
Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the condensed and consolidated balance sheets for the periods presented:

	October 28, 2022	January 28, 2022
	(in millions)
Cash and cash equivalents	$53	$106
Restricted cash included in inventory, prepaid expenses and other current assets	5	5
Restricted cash included in other assets	4	4
Cash, cash equivalents and restricted cash	$62	$115
Acquisition and Integration Costs
Acquisition-related costs that are not part of the purchase price consideration are generally expensed as incurred, except for certain costs that are deferred in connection with the issuance of debt. These costs typically include transaction-related costs, such as finder’s fees, legal, accounting, and other professional costs. Integration-related costs represent costs directly related to combining the Company and its acquired businesses. Integration-related costs typically include strategic consulting services, facility consolidations, employee-related costs, such as retention and severance, costs to integrate information technology infrastructure, enterprise planning systems, processes, and other non-recurring integration-related costs. Acquisition and integration costs are presented together as acquisition and integration costs on the condensed and consolidated statements of income.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The amounts recognized in acquisition and integration costs on the condensed and consolidated statements of income are as follows:

	Three Months Ended		Nine Months Ended
	October 28, 2022	October 29, 2021	October 28, 2022	October 29, 2021
	(in millions)
Acquisition(1)	$(1)	$—	$(2)	$3
Integration(2)	2	12	13	33
Total acquisition and integration costs	$1	$12	$11	$36
(1)    Acquisition expenses for the three and nine months ended October 28, 2022 reflects amounts recognized to reduce the fair value of the Koverse earnout liability. Acquisition expenses for the nine months ended October 29, 2021 are related to the acquisitions of Halfaker and Koverse. See Note 4 for additional information related to the acquisitions.
(2)    Integration expenses for the nine months ended October 29, 2021 include $10 million for the impairment of assets.
Restructuring
During the three and nine months ended October 28, 2022, the Company incurred $5 million and $7 million, respectively, of restructuring costs related to the consolidation of certain facilities and other costs associated with the optimization of business processes. These costs are presented within selling, general and administrative expenses in the condensed and consolidated statements of income.
Accounting Standards Updates
In September 2022, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2022-04, Liabilities—Supplier Finance Programs (Subtopic 405-50), which requires annual and interim disclosures for entities that use supplier finance programs in connection with the purchase of goods and services. The new standard does not affect the recognition, measurement or financial statement presentation of supplier finance program obligations. These amendments are effective for fiscal years beginning after December 15, 2022, except for the requirement to provide rollforward information, which is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.
In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured at the acquisition date in accordance with Topic 606 as if the acquirer had originated the contracts. The standard is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, and must be applied prospectively. Early adoption is permitted. The Company adopted the requirements of ASU 2021-08 on a prospective basis effective the first day of fiscal 2023.
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table provides a reconciliation of the weighted-average number of shares outstanding used to compute basic and diluted EPS for the periods presented:

	Three Months Ended		Nine Months Ended
	October 28, 2022	October 29, 2021	October 28, 2022	October 29, 2021
	(in millions)
Basic weighted-average number of shares outstanding	55.0	57.5	55.6	57.8
Dilutive common share equivalents - stock options and other stock-based awards	0.5	0.5	0.4	0.6
Diluted weighted-average number of shares outstanding	55.5	58.0	56.0	58.4
Antidilutive stock awards excluded from the weighted-average number of shares outstanding used to compute diluted EPS for the three and nine months ended October 28, 2022 and October 29, 2021 were immaterial.
Share Repurchases
The Company may repurchase shares in accordance with established repurchase plans. The Company retires its common stock upon repurchase with the excess over par value allocated to additional paid-in capital. The Company has not made any material purchases of common stock other than in connection with established share repurchase plans. In June 2022, the number of shares of our common stock that may be repurchased under our existing repurchase plan was increased by 8.0 million shares, bringing the total authorized shares to be repurchased under the plan to approximately 24.4 million shares. As of October 28, 2022, we have repurchased approximately 16.5 million shares of common stock under the program.
Dividends
The Company declared and paid a quarterly dividend of $0.37 per share of its common stock during the three months ended October 28, 2022. Subsequent to the end of the quarter, on November 29, 2022, the Company's Board of Directors declared a quarterly dividend of $0.37 per share of the Company's common stock payable on January 27, 2023 to stockholders of record on January 13, 2023.
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Aggregate net changes in estimates on contracts accounted for using the cost-to-cost method of accounting were recognized in operating income as follows:

	Three Months Ended		Nine Months Ended
	October 28, 2022	October 29, 2021	October 28, 2022	October 29, 2021
	(in millions, except per share amounts)
Net (unfavorable) favorable adjustments	$(6)	$—	$4	$9
Net (unfavorable) favorable adjustments, after tax	(5)	—	3	7
Diluted EPS impact	$(0.09)	$—	$0.05	$0.12
Revenues were $2 million lower and $7 million higher for the three and nine months ended October 28, 2022, respectively, and $1 million and $21 million higher for the three and nine months ended October 29, 2021, respectively, due to net revenue recognized from performance obligations satisfied in prior periods.
Disaggregation of Revenues
The Company's revenues are generated primarily from long-term contracts with the U.S. government including subcontracts with other contractors engaged in work for the U.S. government. The Company disaggregates revenues by customer, contract-type and prime versus subcontractor to the federal government.
Disaggregated revenues by customer were as follows:

	Three Months Ended		Nine Months Ended
	October 28, 2022	October 29, 2021	October 28, 2022	October 29, 2021
	(in millions)
Department of Defense	$969	$920	$2,799	$2,740
Other federal government agencies	903	940	2,827	2,762
Commercial, state and local	37	38	110	110
Total	$1,909	$1,898	$5,736	$5,612
Disaggregated revenues by contract-type were as follows:

	Three Months Ended		Nine Months Ended
	October 28, 2022	October 29, 2021	October 28, 2022	October 29, 2021
	(in millions)
Cost reimbursement	$1,071	$1,045	$3,201	$3,028
Time and materials (T&M)	363	363	1,077	1,139
Firm-fixed price (FFP)	475	490	1,458	1,445
Total	$1,909	$1,898	$5,736	$5,612

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Disaggregated revenues by prime versus subcontractor were as follows:

	Three Months Ended		Nine Months Ended
	October 28, 2022	October 29, 2021	October 28, 2022	October 29, 2021
	(in millions)
Prime contractor to federal government	$1,725	$1,722	$5,212	$5,069
Subcontractor to federal government	147	138	414	433
Other	37	38	110	110
Total	$1,909	$1,898	$5,736	$5,612
Contract Balances
Contract balances for the periods presented were as follows:

	Balance Sheet line item	October 28, 2022	January 28, 2022
		(in millions)
Billed and billable receivables, net(1)	Receivables, net	$580	$615
Contract assets - unbillable receivables	Receivables, net	479	400
Contract assets - contract retentions	Other assets	16	17
Contract liabilities - current	Accounts payable and accrued liabilities	35	55
Contract liabilities - non-current	Other long-term liabilities	$5	$9
(1)    Net of allowance of $3 million and $4 million as of October 28, 2022 and January 28, 2022, respectively.
During the three and nine months ended October 28, 2022, the Company recognized revenues of $4 million and $39 million, respectively, relating to amounts that were included in the opening balance of contract liabilities as of January 28, 2022. During the three and nine months ended October 29, 2021, the Company recognized revenues of $8 million and $72 million, respectively, relating to amounts that were included in the opening balance of contract liabilities as of January 29, 2021.
Remaining Performance Obligations
As of October 28, 2022, the Company had $5.0 billion of remaining performance obligations. Remaining performance obligations exclude any variable consideration that is allocated entirely to unsatisfied performance obligations on our supply chain contracts. The Company expects to recognize revenue on approximately 85% of the remaining performance obligations over the next 12 months and approximately 95% over the next 24 months, with the remaining recognized thereafter.
Lessor Revenue
The Company leases IT equipment and hardware to its customers. All of the Company’s lessor arrangements are operating leases. Operating lease revenue is recognized on a straight-line basis over the term of the lease. Operating lease income is reported as revenue on the condensed and consolidated statements of income. During the nine months ended October 28, 2022, the Company recognized revenue of $23 million from the exercise of purchase options under certain lessor arrangements. Operating lease income was immaterial for the three and nine months ended October 28, 2022 and $3 million and $14 million for the three and nine months ended October 29, 2021, respectively.

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
Koverse
On May 3, 2021, the Company acquired Koverse, a software company that provides a data management platform enabling artificial intelligence and machine learning on complex sensitive data, for a purchase price of $30 million, net of $2 million cash acquired. The purchase price included $3 million of contingent consideration, representing the acquisition date fair value recognized for up to $27 million gross of potential future earnout payments based on the achievement of certain revenue targets over the next four years. The Company has completed the allocation of the purchase price which resulted in goodwill of $21 million and intangible assets of $10 million, which are both not deductible for income tax purposes. The goodwill is primarily associated with intellectual capital, future customer relationships, and an acquired assembled work force. The intangible assets, which primarily consist of developed technology, are being amortized over a weighted-average period of seven years. As of October 28, 2022, the Company has recognized $11 million of the additional $13 million of post-combination compensation expense associated with certain employee retention agreements.
Unisys Federal
During the second quarters of fiscal 2023 and 2022, the Company accelerated the amortization for certain off-market customer contracts as a result of a change in their expected contractual terms. The accelerations resulted in additional amortization of $4 million and $6 million for the three and nine months ended October 28, 2022, respectively, and $9 million and $17 million for the three and nine months ended October 29, 2021, respectively. As of October 28, 2022, the remaining unamortized balance of the provision for certain off-market customer contracts is $7 million and is expected to be amortized by the end of fiscal 2024.
Note 5—Goodwill and Intangible Assets:
Goodwill
Goodwill had a carrying value of $2,911 million and $2,913 million as of October 28, 2022 and January 28, 2022, respectively. There were no impairments of goodwill during the periods presented.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Intangible Assets
Intangible assets, all of which were finite-lived, consisted of the following:

	October 28, 2022			January 28, 2022
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
	(in millions)
Customer relationships	$1,467	$(435)	$1,032	$1,467	$(351)	$1,116
Backlog	—	—	—	17	(10)	7
Developed technology	10	(2)	8	10	(2)	8
Trade name	1	(1)	—	1	—	1
Total intangible assets	$1,478	$(438)	$1,040	$1,495	$(363)	$1,132
Amortization expense related to intangible assets was $29 million and $94 million for the three and nine months ended October 28, 2022, respectively, and $33 million and $94 million for the three and nine months ended October 29, 2021, respectively. There were no intangible asset impairment losses during the periods presented.
As of October 28, 2022, the estimated future annual amortization expense related to intangible assets is as follows:

Fiscal Year	(in millions)
Remainder of 2023	$31
2024	115
2025	115
2026	115
2027	115
Thereafter	549
Total	$1,040
Actual amortization expense in future periods could differ from these estimates as a result of future acquisitions, divestitures, impairments, and other factors.
Note 6—Income Taxes:
The Company's effective income tax rate was 20.3% and 21.3% for the three and nine months ended October 28, 2022, respectively, and 19.4% and 22.0% for the three and nine months ended October 29, 2021, respectively. The Company’s effective tax rate was higher for the three months ended October 28, 2022 compared to the prior year period primarily due to a lower deduction for foreign-derived intangible income. The Company’s effective tax rate was lower for the nine months ended October 28, 2022 compared to the prior year period primarily due to tax benefits recorded in fiscal 2023 from the completion of prior year tax return planning efforts including foreign-derived intangible income studies.
Tax rates for the three and nine months ended October 28, 2022 were lower than the combined federal and state statutory rates due to excess tax benefits related to employee stock-based compensation, research and development tax credits, a deduction for foreign-derived intangible income, and other permanent book tax differences.
As of January 28, 2022, the net deferred tax liability balance was $43 million and is presented as deferred income taxes on the condensed and consolidated balance sheets. As of October 28, 2022, the net deferred tax asset balance is $3 million, which is presented in other assets on the condensed and consolidated balance sheets and is due to capitalization of certain research and development expenses required under the Tax Cuts and Jobs Act of 2017.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 7—Debt Obligations:
The Company’s long-term debt as of the dates presented was as follows:

	October 28, 2022					January 28, 2022
	Stated interest rate	Effective interest rate	Principal	Unamortized debt issuance costs	Net	Principal	Unamortized debt issuance costs	Net
			(in millions)
Term Loan A Facility due June 2027	4.38%	4.50%	$1,230	$(5)	$1,225	$—	$—	$—
Term Loan A Facility due October 2023	—%	—%	—	—	—	785	(5)	780
Term Loan A2 Facility due October 2023	—%	—%	—	—	—	100	—	100
Term Loan B Facility due October 2025	5.01%	5.22%	488	(3)	485	983	(7)	976
Term Loan B2 Facility due March 2027	5.01%	5.44%	272	(4)	268	272	(5)	267
Senior Notes due April 2028	4.88%	5.11%	400	(5)	395	400	(5)	395
Total long-term debt			$2,390	$(17)	$2,373	$2,540	$(22)	$2,518
Less current portion			15	—	15	148	—	148
Total long-term debt, net of current portion			$2,375	$(17)	$2,358	$2,392	$(22)	$2,370
As of October 28, 2022, the Company has a $3.0 billion secured credit facility (the Credit Facility) consisting of a Term Loan A Facility due June 2027, a Term Loan B Facility due October 2025, a Term Loan B2 Facility due March 2027 (together, the Term Loan Facilities), and a $1.0 billion Revolving Credit Facility due June 2027. During the quarter, the Company made a $90 million voluntary principal prepayment on the Term Loan B Facility due October 2025. During the nine months ended October 28, 2022, the Company borrowed and repaid $200 million under the Revolving Credit Facility. There was no balance outstanding on the Revolving Credit Facility as of October 28, 2022. As of October 28, 2022, the Company was in compliance with the covenants under its Credit Facility.
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Effective with the Fifth Amendment, all interest rates under the Credit Facility transitioned from LIBOR to Term Secured Overnight Financing Rate (Term SOFR) plus 0.10% for US dollar denominated loans, Sterling Overnight Index Average (SONIA) for UK pound sterling denominated loans, and Euro Interbank Offered Rate (EURIBOR) for Euro denominated loans. The applicable interest rate margins under the Term Loan A Facility due June 2027 and the Revolving Credit Facility were reduced to a range from 0.75% to 1.75% per annum for Term SOFR, SONIA and EURIBOR loans, and from 0% to 0.75% per annum for base rate loans, in each case based on the Company’s leverage ratio. Commitment fees for undrawn amounts under the Revolving Credit Facility were also reduced to a range of 0.125% to 0.25% per annum based on the Company’s leverage ratio.
During the nine months ended October 28, 2022, the Company incurred $8 million of debt issuance costs associated with the Fifth Amendment, of which $2 million was recognized in interest expense, with the remaining $6 million deferred and amortized to interest expense through the maturity date of the facility utilizing the effective interest rate method.
As of October 28, 2022 and January 28, 2022, the carrying value of the Company’s outstanding debt obligations approximated its fair value. The fair value of long-term debt is calculated using Level 2 inputs, based on interest rates available for debt with terms and maturities similar to the Company’s Term Loan Facilities and Senior Notes.
Maturities of long-term debt as of October 28, 2022 are:

Fiscal Year	Total
(in millions)
Remainder of 2023	$—
2024	31
2025	77
2026	596
2027	123
Thereafter	1,563
Total principal payments	$2,390
Note 8—Derivative Instruments Designated as Cash Flow Hedges:
The Company’s derivative instruments designated as cash flow hedges consist of:

					Fair Value of Asset (Liability)(1) at
	Notional Amount at October 28, 2022	Pay Fixed Rate	Receive Variable Rate	Settlement and Termination	October 28, 2022	January 28, 2022
	(in millions)				(in millions)
Interest rate swaps #1	$685	2.96%	Term SOFR	Monthly through October 31, 2025	$23	$(39)
Interest rate swaps #2	525	2.36%	Term SOFR	Monthly through October 31, 2023	11	(12)
Total	$1,210				$34	$(51)
(1)    The fair value of the fixed interest rate swap asset is included in other assets on the condensed and consolidated balance sheets. The fair value of the fixed interest rate swap liability is included in accounts payable and accrued liabilities on the condensed and consolidated balance sheets.
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

On June 30, 2022 and in conjunction with the Fifth Amendment, the Company transitioned the variable rate on its interest rate swaps from 1-month LIBOR to 1-month Term SOFR. Effective with the transition, the Company will pay fixed rates of 2.96% and 2.36% on the group of interest rate swaps maturing on October 31, 2025 and October 31, 2023, respectively. The Company elected to apply the optional expedient in ASC 848 in connection with transitioning its interest rate swaps from LIBOR to Term SOFR that enabled it to consider the new swaps a continuation of the existing contracts. As a result, the transition did not have an impact on the Company’s hedge accounting or a material impact to the Company’s financial statements.
See Note 9 for the unrealized change in fair values on cash flow hedges recognized in other comprehensive income (loss) and the amounts reclassified from accumulated other comprehensive income (loss) into earnings for the current and comparative periods presented. The Company estimates that it will reclassify $22 million of unrealized gains from accumulated other comprehensive income into earnings in the twelve months following October 28, 2022.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 9—Changes in Accumulated Other Comprehensive Income (Loss) by Component:
The following table presents the changes in accumulated other comprehensive income (loss) attributable to the Company’s fixed interest rate swap cash flow hedges that are discussed in Note 8 and the Company's defined benefit plans.

	Unrealized Gains (Losses) on Fixed Interest Rate Swap Cash Flow Hedges(1)	Defined Benefit Obligation Adjustment	Total
	(in millions)
Three months ended October 28, 2022
Balance at July 29, 2022	$(4)	$1	$(3)
Other comprehensive income before reclassifications	38	—	38
Amounts reclassified from accumulated other comprehensive loss	1	—	1
Income tax impact	(10)	—	(10)
Net other comprehensive income	29	—	29
Balance at October 28, 2022	$25	$1	$26

Three months ended October 29, 2021
Balance at July 30, 2021	$(71)	$(3)	$(74)
Other comprehensive income before reclassifications	13	—	13
Amounts reclassified from accumulated other comprehensive loss	9	—	9
Income tax impact	(5)	—	(5)
Net other comprehensive income	17	—	17
Balance at October 29, 2021	$(54)	$(3)	$(57)

Nine months ended October 28, 2022
Balance at January 28, 2022	$(38)	$1	$(37)
Other comprehensive income before reclassifications	72	—	72
Amounts reclassified from accumulated other comprehensive loss	13	—	13
Income tax impact	(22)	—	(22)
Net other comprehensive income	63	—	63
Balance at October 28, 2022	$25	$1	$26

Nine months ended October 29, 2021
Balance at January 29, 2021	$(86)	$(3)	$(89)
Other comprehensive income before reclassifications	17	—	17
Amounts reclassified from accumulated other comprehensive loss	26	—	26
Income tax impact	(11)	—	(11)
Net other comprehensive income	32	—	32
Balance at October 29, 2021	$(54)	$(3)	$(57)
(1)The amount reclassified from accumulated other comprehensive income (loss) is included in interest expense.

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
During the nine months ended October 28, 2022 and October 29, 2021, the Company incurred purchase discount fees of $4 million and $2 million, respectively, which are presented in Other (income) expense, net on the condensed and consolidated statements of income.
MARPA Facility activity consisted of the following:

	Nine Months Ended
	October 28, 2022	October 29, 2021
	(in millions)
Beginning balance	$200	$185
Sale of receivables	2,776	2,484
Cash collections	(2,716)	(2,469)
Outstanding balance sold to Purchaser(1)	260	200
Cash collected, not remitted to Purchaser(2)	(15)	(31)
Remaining sold receivables	$245	$169
(1)    For the nine months ended October 28, 2022 and October 29, 2021, the Company recorded a net increase to cash flows from operating activities of $60 million and $15 million, respectively, from sold receivables.
(2)    Primarily represents the cash collected on behalf of but not yet remitted to the Purchaser as of October 28, 2022 and October 29, 2021. This balance is included in accounts payable and accrued liabilities on the condensed and consolidated balance sheets.
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
As of October 28, 2022, the Company believes it has adequately reserved for estimated net amounts to be refunded to customers for potential adjustments for indirect cost audits and compliance with U.S. government Cost Accounting Standards.
Letters of Credit and Surety Bonds
The Company has outstanding obligations relating to letters of credit of $9 million as of October 28, 2022, principally related to guarantees on insurance policies. The Company also has outstanding obligations relating to surety bonds of $19 million, principally related to performance and payment bonds on the Company’s contracts.

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
Economic Opportunities, Challenges, and Risks
During the three and nine months ended October 28, 2022, we generated approximately 98% of our revenues from contracts with the U.S. government, including subcontracts on which we perform. Our business performance is affected by the overall level of U.S. government spending and the alignment of our offerings and capabilities with the budget priorities of the U.S. government. Appropriations measures passed in March 2022 provided full funding for the federal government through the end of government fiscal year (GFY) 2022. The U.S. government is currently operating under a Continuing Resolution for GFY 2023. In October 2021, the Federal debt ceiling was increased by $480 billion and in December 2021 was further increased by $2.5 trillion which is expected to allow the U.S. government to operate into 2023. It is unlikely but possible these measures could expire without extension and lead to a partial or full government shutdown.
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
Spending packages, including the infrastructure bill, Inflation Reduction Act, and CHIPS and Science Act, as well as future potential spending packages, may provide additional opportunity in areas of SAIC focus such as digital modernization, cyber, microelectronics support, and climate resiliency.
The U.S. government has increasingly relied on contracts that are subject to a competitive bidding process (including indefinite delivery, indefinite quantity (IDIQ), U.S. General Services Administration (GSA) schedules, and other multi-award contracts), which has resulted in greater competition and increased pricing pressure. Additionally, the U.S. government has put renewed emphasis on increasing the number of small business prime set-aside contracts that further reduce the addressable market in some areas.
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
We have not experienced a significant impact to our liquidity or access to capital as a result of the COVID-19 pandemic. While we continue to navigate the impacts of the COVID-19 pandemic, COVID-19 did not have a material impact to revenues and operating income for the three and nine months ended October 28, 2022. The full extent of the impact of COVID-19 on our business and our operational and financial performance will depend on future developments, including the duration and spread of the pandemic, all of which are uncertain and cannot be predicted.
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
We evaluate our results of operations by considering the drivers causing changes in revenues, operating income and operating cash flows. Given that revenues fluctuate on our contract portfolio over time due to contract awards and completions, changes in customer requirements, and increases or decreases in ordering volume of materials, we evaluate significant trends and fluctuations in these terms. Whether performed by our employees or by our subcontractors, we primarily provide services and, as a result, our cost of revenues are predominantly variable. We also analyze our cost mix (labor, subcontractor or materials) in order to understand operating margin because programs with a higher proportion of SAIC labor are generally more profitable. Changes in cost of revenues as a percentage of revenues other than from revenue volume or cost mix are normally driven by fluctuations in shared or corporate costs, or cumulative revenue adjustments due to changes in estimates.
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
Results of Operations
The primary financial performance measures we use to manage our business and monitor results of operations are revenues, operating income, and cash flows from operating activities. The following table summarizes our results of operations:

	Three Months Ended			Nine Months Ended
	October 28, 2022	Percent change	October 29, 2021	October 28, 2022	Percent change	October 29, 2021
	(dollars in millions)
Revenues	$1,909	1%	$1,898	$5,736	2%	$5,612
Cost of revenues	1,688	—%	1,685	5,070	2%	4,950
As a percentage of revenues	88.4%		88.8%	88.4%		88.2%
Selling, general and administrative expenses	87	—%	87	272	8%	252
Acquisition and integration costs	1	(92%)	12	11	(69%)	36
Other operating income	—	—%	—	—	(100%)	(3)
Operating income	133	17%	114	383	2%	377
As a percentage of revenues	7.0%		6.0%	6.7%		6.7%
Net income attributable to common stockholders	$80	13%	$71	$226	(3%)	$234
Net cash provided by operating activities	$128	(4%)	$134	$387	(7%)	$415
Revenues. Revenues increased $11 million for the three months ended October 28, 2022 as compared to the same period in the prior year primarily due to ramp up on new and existing contracts, partially offset by contract completions and lower accelerated amortization on certain off-market liability contracts.
Revenues increased $124 million for the nine months ended October 28, 2022 as compared to the same period in the prior year due to ramp up on new and existing contracts and the acquisition of Halfaker (approximately $72 million), partially offset by contract completions, one fewer working day compared to the prior year period, lower net favorable changes in contract estimates, and lower accelerated amortization on certain off-market liability contracts. Adjusting for the impact of acquired and divested revenues, revenues grew approximately 1%.
Cost of Revenues. Cost of revenues increased $3 million for the three months ended October 28, 2022 as compared to the same period in the prior year primarily due to ramp up on new and existing contracts.
Cost of revenues increased $120 million for the nine months ended October 28, 2022 as compared to the same period in the prior year primarily due to ramp up on new and existing contracts and the acquisition of Halfaker.
Selling, General and Administrative Expenses. SG&A remained consistent for the three months ended October 28, 2022 as compared with the same period in the prior year.
SG&A increased $20 million for the nine months ended October 28, 2022 as compared to the same period in the prior year primarily due to higher indirect expenses and the acquisition of Halfaker.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
Operating Income. Operating income as a percentage of revenues for the three months ended October 28, 2022 increased from the comparable prior year period primarily due to lower acquisition and integration costs and indirect costs, partially offset by lower accelerated amortization on certain off-market liability contracts.
Operating income as a percentage of revenues remained consistent for the nine months ended October 28, 2022 as compared with the same period in the prior year. Lower net favorable changes in contract estimates and accelerated amortization on certain off-market liability contracts were offset by lower acquisition and integration costs.
Net Cash Provided by Operating Activities. Net cash provided by operating activities was $387 million for the nine months ended October 28, 2022, a decrease of $28 million compared to the prior year, primarily due to the timing of customer collections and other changes in working capital, cash payments during the year associated with certain change in control provisions related to the acquisition of Halfaker, and lower net earnings, partially offset by the first installment of the deferred payroll taxes allowed under the CARES Act paid in the prior year and higher cash provided by the MARPA Facility.
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
EBITDA and Adjusted EBITDA. The performance measure EBITDA is calculated by taking net income and excluding interest and loss on sale of receivables, provision for income taxes, and depreciation and amortization. Adjusted EBITDA is a performance measure that excludes costs that we do not consider to be indicative of our ongoing performance. Adjusted EBITDA is calculated by taking EBITDA and excluding acquisition and integration costs, impairments, restructuring costs, and any other material non-recurring costs. Integration costs are costs to integrate acquired companies including costs of strategic consulting services, facility consolidations and employee-related costs such as retention and severance costs. The acquisition and integration costs relate to the Company's acquisitions of Halfaker and Koverse in fiscal 2022 and Unisys Federal in fiscal 2021.
We believe that EBITDA and adjusted EBITDA provide management and investors with useful information in assessing trends in our ongoing operating performance and may provide greater visibility in understanding the long-term financial performance of the Company.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
EBITDA and adjusted EBITDA for the periods presented were calculated as follows:

	Three Months Ended		Nine Months Ended
	October 28, 2022	October 29, 2021	October 28, 2022	October 29, 2021
	(in millions)
Net income	$80	$71	$228	$235
Interest expense and loss on sale of receivables	32	27	91	81
Interest income	(1)	—	(1)	—
Provision for income taxes	20	17	62	66
Depreciation and amortization	37	44	118	123
EBITDA	168	159	498	505
EBITDA as a percentage of revenues	8.8%	8.4%	8.7%	9.0%
Acquisition and integration costs	1	12	11	36
Restructuring and impairment costs	5	1	7	1
Depreciation included in acquisition and integration costs and restructuring and impairment costs	(1)	—	(1)	(1)
Recovery of acquisition and integration costs and restructuring and impairment costs(1)	(3)	(1)	(6)	(1)
Adjusted EBITDA	$170	$171	$509	$540
Adjusted EBITDA as a percentage of revenues	8.9%	9.0%	8.9%	9.6%
(1)    Adjustment reflects the portion of acquisition and integration costs and restructuring and impairment costs recovered through the Company's indirect rates in accordance with U.S. government Cost Accounting Standards.
Adjusted EBITDA as a percentage of revenues for the three months ended October 28, 2022 decreased to 8.9% from 9.0% for the same period in the prior year primarily due to lower revenue resulting from accelerated amortization on certain off-market liability contracts and net unfavorable changes in contract estimates, partially offset by lower indirect costs.
Adjusted EBITDA as a percentage of revenues for the nine months ended October 28, 2022 decreased to 8.9% from 9.6% for the same period in the prior year primarily due to lower net favorable changes in contract estimates and lower revenue resulting from accelerated amortization on certain off-market liability contracts.
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
The estimated value of our total backlog as of the dates presented was:

	October 28, 2022	January 28, 2022
	(in millions)
Funded backlog	$4,019	$3,491
Negotiated unfunded backlog	20,413	20,601
Total backlog	$24,432	$24,092
We had net bookings worth an estimated $2.0 billion and $6.1 billion during the three and nine months ended October 28, 2022. Total backlog at the end of the third quarter is consistent with our total backlog at prior year end.

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

	Nine Months Ended
	October 28, 2022	October 29, 2021
Cost reimbursement	56%	54%
Time and materials (T&M)	19%	20%
Firm-fixed price (FFP)	25%	26%
Total	100%	100%
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

	Three Months Ended		Nine Months Ended
	October 28, 2022	October 29, 2021	October 28, 2022	October 29, 2021
	(as a % of total cost of revenues)
Labor-related cost of revenues	53%	53%	54%	54%
Subcontractor-related cost of revenues	29%	30%	29%	29%
Supply chain materials-related cost of revenues	8%	7%	7%	8%
Other materials-related cost of revenues	10%	10%	10%	9%
Total	100%	100%	100%	100%
Cost of revenues mix for the three and nine months ended October 28, 2022 were consistent with the same periods in the prior year.
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
Beginning in fiscal 2023, the Tax Cuts and Jobs Act of 2017 requires the capitalization of research and development costs for tax purposes and requires taxpayers to amortize such expenditures over five years. Congress may defer, modify, or repeal this provision, however, if the current effective date and current legislation remain in place, the Company's initial assessment is that cash flows from operations in fiscal 2023 will decrease by a minimum of $90 million, but net deferred tax assets will increase by a similar amount. The cash flow impact would continue over the five-year amortization period, but would decrease over the period and be immaterial in year six.
Historical Cash Flow Trends
The following table summarizes our cash flows:

	Nine Months Ended
	October 28, 2022	October 29, 2021
	(in millions)
Net cash provided by operating activities	$387	$415
Net cash used in investing activities	(23)	(272)
Net cash used in financing activities	(417)	(176)
Net decrease in cash, cash equivalents and restricted cash	$(53)	$(33)
Net Cash Provided by Operating Activities. Refer to “Results of Operations” above for a discussion of the changes in cash provided by operating activities between the nine months ended October 28, 2022 and the comparable prior year period.
Net Cash Used in Investing Activities. Cash used in investing activities for the nine months ended October 28, 2022 decreased compared to the prior year period primarily due to cash paid for the acquisitions of Halfaker and Koverse in the prior year period.
Net Cash Used in Financing Activities. Cash used in financing activities for the nine months ended October 28, 2022 increased compared to the prior year period as a result of borrowings obtained to finance the Halfaker acquisition in the prior year period, a $90 million voluntary principal prepayment during the third quarter of fiscal 2023, and higher share repurchases of $53 million.
Critical Accounting Policies
There have been no changes to our critical accounting policies during the nine months ended October 28, 2022 from those disclosed in our most recently filed Annual Report on Form 10-K.
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
Item 4. Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) and have concluded that as of October 28, 2022 these controls and procedures were operating and effective.

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
The following table presents repurchases of our common stock during the three months ended October 28, 2022:

Period(1)	Total Number of Shares (or Units) Purchased(2)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(3)
July 30, 2022 - September 2, 2022	226,413	$93.86	226,413	8,315,323
September 3, 2022 - September 30, 2022	205,791	91.84	205,791	8,109,532
October 1, 2022 - October 28, 2022	196,770	95.07	196,770	7,912,762
Total	628,974	$93.57	628,974
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
(3)In June 2022, the number of shares that may be purchased increased by 8.0 million shares, bringing the total authorized shares to be repurchased under the plan to approximately 24.4 million shares. As of October 28, 2022, we have repurchased approximately 16.5 million shares of common stock under the program.
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
Date: December 5, 2022

Science Applications International Corporation

/s/ Prabu Natarajan
Prabu Natarajan Executive Vice President and Chief Financial Officer