Form 10-K
period 2023-02-03
Science Applications International Corp
filed 2023-04-03
CIK 1571123

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 3, 2023
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____

Commission file number			001-35832
Science Applications International Corporation
(Exact name of registrant as specified in its charter)
Delaware			46-1932921
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)
12010 Sunset Hills Road	Reston,	Virginia	20190
(Address of principal executive offices)			(Zip Code)
(703)			676-4300
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, Par Value $.0001 Per Share	SAIC	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes	☒	No	☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	Yes	☐	No	☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	Yes	☒	No	☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).	Yes	☒	No	☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
						Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.				☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.				☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.				☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).				☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	Yes	☐	No	☒
As of July 29, 2022 (the last business day of the registrant’s most recently completed second quarter), the aggregate market value of the registrant’s common stock (based upon the closing stock price) held by non-affiliates was $5.2 billion.

The number of shares issued and outstanding of the registrant’s common stock as of March 10, 2023 was 54,200,358 shares ($.0001 par value per share).

DOCUMENTS INCORPORATED BY REFERENCE
Portions of Science Applications International Corporation’s Definitive Proxy Statement for the 2023 Annual Meeting of Stockholders are incorporated by reference in Part III of this report.

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
Our business has a long and successful history of over 50 years serving all branches (Army, Air Force, Navy, Marines and Coast Guard) and agencies of the Department of Defense (DoD), National Aeronautics and Space Administration (NASA), U.S. Department of State, Department of Justice, Department of Homeland Security and several sensitive intelligence community agencies. Our long-standing customer relationships have enabled us to achieve an in-depth understanding of our customers’ missions and provide differentiated service offerings to meet our customers’ most complex requirements. Our offerings include: engineering; technology integration; IT modernization; maintenance of ground and maritime systems; logistics; training and simulation; operation and program support services; and end-to-end services spanning the design, development, integration, deployment, management and operations, sustainment and security of our customers’ entire IT infrastructure. We serve our customers through approximately 1,900 active contracts and task orders. We have approximately 25,000 employees that are led by an experienced executive team of proven industry leaders.
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
Significant Scale and Diversified Contract Base. With approximately $7.7 billion in revenue in fiscal 2023, we are one of the largest pure-play technology service providers to the U.S. government. Our significant scale advantage enables us to serve as a prime systems integrator on large, complex programs and to allocate resources toward further developing and expanding our repeatable, proven solutions and differentiated technical capabilities. Our diversified revenue base consists of programs ranging from research and development to operations and maintenance.

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
Repeatable Methodologies and Certified Processes. Our technical excellence is driven by our proven, repeatable, disciplined processes for management, engineering, technical support and services. We deploy our tools and processes enterprise-wide and emphasize a consistent approach to planning, designing and delivering solutions and services to our customers. We hold certifications from the International Organization for Standardization (including ISO 9001, ISO/IEC 27001, and AS9100D), and from the Capability Maturity Model Integration Institute as a CMMI®-DEV Maturity Level 3 organization.
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
For additional discussion and analysis related to recent business developments, see “Economic Opportunities, Challenges, and Risks” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this report.
Key Customers
In each of fiscal 2023, 2022 and 2021, 98% of our total revenues were attributable to prime contracts with the U.S. government or to subcontracts with other contractors engaged in work for the U.S. government. Substantially all of our revenues were earned by entities located in the United States.
The U.S. Army and U.S. Navy each generated more than 10% of our revenues during each of the last three fiscal years. The percentages of total revenues for the U.S. government, its agencies and other customers, including those comprising more than 10% of total revenues for each of the periods presented were approximately:

	Year Ended
	February 3, 2023	January 28, 2022	January 29, 2021
U.S. Army	15%	15%	17%
U.S. Navy	12%	12%	11%
Other DoD	22%	21%	19%
Other federal government	49%	50%	51%
Total U.S. government	98%	98%	98%
Other	2%	2%	2%
Total	100%	100%	100%

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
Regulation
Our business is heavily regulated and we must comply with and are affected by laws and regulations, including Federal Acquisition Regulations (FAR) and U.S. government Cost Accounting Standards (CAS), relating to the award, administration and performance of U.S. government and other contracts. These regulations set forth policies, procedures and requirements for the acquisition of goods and services by the U.S. government and impose a broad range of requirements, many of which are unique to government contracting and include procurement, import and export, security, contract termination and adjustment, and audit requirements. In addition, these regulations govern contract pricing and reimbursable costs by, among other things, requiring certification and disclosure of cost or pricing data in connection with certain contract negotiations, defining allowable and unallowable costs, and otherwise governing the right to reimbursement under various flexibly priced contracts. These laws and regulations impose specific cost accounting practices that may increase accounting and internal control costs associated with compliance with government standards. The U.S. government may revise its procurement practices or adopt new contract rules and regulations at any time. Our compliance with these regulations is monitored by the Defense Contract Management Agency (DCMA) and the Defense Contract Audit Agency (DCAA).
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
These regulations and risks affecting our business are described in more detail under “Risk Factors” in Part I, Item 1A of this report.
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
Our earnings and profitability may vary materially depending on changes in the proportionate amount of revenues derived from each type of contract, the nature of services or solutions provided, as well as the achievement of performance objectives and the stage of performance at which the right to receive fees is finally determined. Given the relative amount of risk assumed by the contractor, cost-reimbursement and T&M contracts generally have lower profitability than FFP contracts. For the proportionate amount of revenues derived from each type of contract for the last three fiscal years, see “Other Key Performance Measures—Contract Types” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this report.

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
People and Culture
Overview
Our purpose is to advance the power of technology and innovation to serve and protect our world. We achieve our purpose with and through our people, who are fundamental to our success. Our values of passion, empowerment, integrity, inclusion and innovation underpin our culture and are at the heart of how we operate.
Attracting and retaining top talent is an essential element of our business strategy and part of our value proposition for our shareholders, customers and employees. To deliver on this strategy, we seek to be a company that provides meaningful work and purpose by continuing to strengthen our diversity, equity and inclusion efforts; nurturing our people through every aspect of the talent lifecycle; creating a culture where our people are empowered to be their authentic selves and to do their best work; and providing benefits and programs that enhance the employee experience and their well-being.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
Advancing Diversity, Equity and Inclusion
Our ongoing diversity, equity and inclusion efforts demonstrate our continuing commitment to hold ourselves accountable and to be transparent about both our progress and our areas of opportunity. Diversity creates innovation and is critical to the delivery of exceptional business results. In fiscal 2023, we accomplished significant advancement of workforce diversity through internal development, talent acquisition and employee engagement at all levels of the enterprise.
In fiscal 2022, to ensure our leadership reflects the diversity of the workforce, we established goals to achieve parity in the representation of women and people of color between our leader and non-leadership roles by the end of fiscal 2026. In fiscal 2023, we achieved parity for women ahead of our committed timeline as we increased women in leadership to 28%. In addition, we have increased people of color in leadership 400 basis points over the past two years. To hold ourselves accountable for our results, our executive compensation incentive plans are tied to meeting our diversity goals.
As of February 3, 2023, our diversity representation was:

SAIC Leaders	28% Women	23% People of Color
SAIC Non-leader Employees	27% Women	33% People of Color
We are committed to developing a diverse leadership team from within our existing workforce. Now in its second year, the Company’s AcceleratHER Women’s Leadership Academy program welcomed its second cohort in 2022. This program is for high-performing, early to mid-career women who are on track to progress to leadership roles.
To meet our commitment to enhance our diversity, equity and inclusion in our hiring efforts, the Company continues to ensure our job descriptions, recruiting tools and processes help eliminate the potential for bias, and we actively promote diverse slates of candidates for leadership roles. To cultivate inclusion, we have seven active Employee Resource Groups (ERGs) to allow our employees to foster connections with their fellow colleagues and bring their authentic selves to work. We encourage our employees to actively participate in these ERGs, and as a result in fiscal 2023, our ERGs experienced a 13% year-over-year increase in engagement, which ultimately strengthens employee retention.
Third-parties acknowledge SAIC’s commitment to an inclusive workforce: We are very proud that SAIC was on Forbes 2022 list of 500 Best Employers for Diversity and its Best Employers for Veterans; LATINA Style’s Top 50 Best Companies for Latinas; and No.1 on DiversityInc’s 2022 Top Companies for Veterans. For the fourth consecutive year, SAIC received a score of 100% on the Human Rights Campaign Foundation’s 2021 Corporate Equality Index (CEI), which is the most recent year for this recognition and is the nation’s premier benchmarking survey and report measuring corporate policies and practices related to LGBTQ workplace equality.
Nurturing the Talent Lifecycle
At every point in the talent lifecycle, we are committed to creating an inclusive workforce culture that attracts highly skilled, exceptional talent and develops and sustains the critical skills of our employees to drive engagement and retention. During fiscal 2023, we hired approximately 5,800 new employees and we are an industry leader in the retention of our employees. Employee referrals often result in some of our best performing new hires.
We invest in our people through technical and professional skills training, leadership development programs, higher education programs and tuition assistance programs for continuing education or industry certification. In fiscal 2023, our employees completed approximately 129,000 hours of training that included over 7,800 hours of leadership specific development for aspiring managers.
Enhancing Culture and Employee Experience
Through our annual culture and engagement survey, we gather confidential feedback from our employees to learn and take action on how we can improve our efforts to create an authentic culture and provide an exceptional employee experience. To ensure all levels of management understand employee sentiment, leaders receive aggregated results to develop an action plan to address their team’s needs. Strengths and opportunities are identified, leading to focused investments to build on our cultural strengths and address areas for improvement.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
Inclusion and engagement are often witnessed through employee volunteering and philanthropy. Our people embrace our legacy of community involvement and philanthropy. Last year they volunteered more than 26,000 hours and donated both their time and money to causes circled around SAIC’s three pillars of focus: military heroes, community wellness, and science, technology, engineering and mathematics (STEM).
As a key component of our culture and at the core of our commitment to our employees is the SAIC Foundation, a public 501(c)(3) organization to address the unforeseen financial impact on employees and their families. The SAIC Foundation continues its work to help employees and their dependents by providing emergency funds to help them when financial hardships or natural disasters arise. In fiscal 2023, the Foundation awarded 26 grants or $69,000 in direct support to our employees.
Supporting Well-being
We provide wide-ranging options to support employees’ well-being, including an Employee Assistance Program and a wellness program. For the third consecutive year, we are fully covering the increased costs of employee premiums in the Company’s medical insurance plans, holding employee premiums flat. Last year, based on employee feedback, we substantially raised paid family leave to further support parents and multi-generational families and offered company-subsidized backup child and elder care. This year, we significantly expanded military leave for our employees who continue to bravely serve our nation.
Employee health and safety is always paramount to our business and to our employees’ well-being. We encourage employees to participate in health and wellness initiatives, and actively work to prevent workplace hazards. Throughout the COVID-19 pandemic, our priority has been the safety and well-being of our employees and business partners. While all aspects of the COVID-19 virus have notably decreased, we continue to monitor COVID-19 matters and provide resources and programs as appropriate.
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
Environmental Matters
Our operations are subject to various foreign, federal, state and local environmental protection and health and safety laws and regulations. Although we do not currently anticipate that compliance costs or the liabilities associated with environmental laws or climate change will adversely affect our business, financial position, and results of operations and/or cash flows, it is possible that we may incur material costs or liabilities in the future. These regulations and risks are described in more detail under “Risk Factors” in Part I, Item 1A of this report.
We are committed to being a good steward of the environment through assessing, mitigating and reducing the impact we have on climate change and the physical environment in which we operate. Due to the nature of our business, SAIC has limited exposure to environmental risks, yet we set self-imposed goals related to the reduction of greenhouse gas emissions, energy conservation, recycling and other important environmental initiatives. Our direct emissions from owned or controlled sources (Scope 1) are used in the ordinary course of business and consist primarily of natural gas emissions from some of our facilities. Indirect emissions from purchased electricity (Scope 2) are related to ongoing business operations at our various facilities.
SAIC measures, monitors and tracks our greenhouse gas (GHG) emissions (Scope 1 and Scope 2) and publicly discloses those emissions. Given our recent acquisition activities, in 2019 we established a new corporate goal of an additional 15% reduction by 2025 for Scope 1 and Scope 2 emissions.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
Calendar year 2021 is our most recently disclosed data on GHG and reflects a 30% decrease in combined Scope 1 and Scope 2 emissions from our 2019 baseline.
We track and evaluate electricity consumption and efficiency at facilities where we have operational control. In calendar year 2021, we reduced our electrical energy consumption by 10.5% from 2020 levels through our ongoing and consistent efforts across our portfolio to improve operating efficiencies including optimizing space utilization, deploying energy efficient lighting and implementing programs addressing after-hours setback and controls for heating and cooling.
SAIC encourages recycling and responsible disposal of non-hazardous waste and works to reduce waste through several initiatives, including leveraging remote work environments, promoting electronic equipment refurbishment programs and implementing programming to reduce paper usage.
Executive Officers
For information about our executive officers, see “Directors, Executive Officers and Corporate Governance” in Part III, Item 10 of this report.
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
Because we generate substantially all of our revenues from contracts with U.S. government agencies, our operating results could be adversely affected by spending caps or changes in budgetary priorities, as well as by delays in the government budget process, program starts or the award of contracts or task orders under contracts. Current U.S. government spending levels for defense-related and other programs may not be sustained beyond government fiscal year (GFY) 2023. Future spending and program authorizations may not increase or may decrease or shift to programs in areas in which we do not provide services or are less likely to be awarded contracts. Such changes in spending authorizations and budgetary priorities may occur as a result of shifts in spending priorities. A reprioritization may reduce defense-related and other programs as a result of competing demands for federal funds and the number and intensity of military conflicts or other factors.
When the U.S. Congress does not complete a budget before the end of the fiscal year, government operations typically are funded through one or more continuing resolutions that authorize agencies of the U.S. government to continue to operate, but do not authorize new spending initiatives. When the U.S. government operates under a continuing resolution, contract awards may be delayed, canceled, or funded at lower levels, which could adversely impact our operations, cash flows and financial results. While the federal government is currently funded in full through the end of GFY 2023, there is a strong possibility that GFY 2024 will begin under a continuing resolution lasting several weeks or months.
In addition, it is possible that an impasse on policy issues could threaten continuous government funding past September 30, 2023 or result in another federal government shutdown, which could cause us to incur labor or other costs without reimbursement under customer contracts or the delay or cancellation of key programs, and could adversely affect our operations, cash flows and financial results.
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
We generate revenues under various types of contracts, which include cost-reimbursement, T&M and FFP contracts. Our earnings and profitability may vary materially depending on changes in the proportionate amount of revenues derived from each type of contract, the nature of services or solutions provided, as well as the achievement of performance objectives and the stage of performance at which the right to receive fees, particularly under incentive and award fee contracts, is finally determined. Cost-reimbursement and T&M contracts generally have lower profitability than FFP contracts. To varying degrees, each of our contract types involves some risk that we could underestimate the costs and resources necessary to fulfill the contract. Our profitability is adversely affected when we incur costs on cost-reimbursement and T&M contracts that we cannot bill to our customers. While FFP contracts allow us to benefit from cost savings, these contracts also increase our exposure to the risk of cost overruns. Revenues derived from FFP contracts represented approximately 25% of our total revenues for fiscal 2023. When making proposals on FFP contracts, we rely heavily on our estimates of costs and timing for completing the associated projects, as well as assumptions regarding technical issues. In each case, our failure to accurately estimate costs or the resources and technology needed to perform our contracts or to effectively manage and control our costs during the performance of work could result, and in some instances has resulted, in reduced profits or in losses. More generally, any increased or unexpected costs or unanticipated delays in connection with the performance of our contracts, including costs and delays caused by contractual disputes or other factors outside of our control (such as performance failures of our subcontractors, rising inflation, natural disasters or other force majeure events including the outbreak of the coronavirus disease 2019 (COVID-19)) could make our contracts less profitable than expected or unprofitable.
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
Our industry continues to experience significant changes to business practices as a result of an increased focus on affordability, efficiencies and recovery of costs, among other items. U.S. government agencies may face restrictions or pressure regarding the type and amount of services that they may obtain from private contractors. Legislation, regulations and initiatives dealing with procurement reform, mitigation of potential OCI’s, deterrence of fraud, and environmental responsibility or sustainability could have an adverse effect on us. Federal and state laws, regulations and mandates that require significant progress to reduce the impact of climate change through carbon pollution-free electricity, net-zero emissions in vehicles, buildings, procurement and operations, and similar actions could diminish or weaken our ability to attain new contracts or garner renewals. As a government services provider, we anticipate that requirements around supply chain management and specific procurement strategies to reduce contractor emissions and emissions in products used or acquired could impair the Company from effectively competing. Further, requirements around the disclosure of greenhouse gas emissions, particularly Scope 3 emissions, emission reduction targets, climate risk, and other climate sustainability actions could potentially have a negative impact to our business and the ability to secure certain contracts or contract renewals. The risk of more rapidly shifting or changing government policies could have an equally adverse effect on government contractors such as ourselves. Moreover, shifts in the buying practices of U.S. government agencies (such as increased usage of fixed-price contracts, multiple award contracts and small business set-aside contracts) could have adverse effects on government contractors, including us. Any of these changes could impair our ability to obtain new contracts or contract renewals. Any new contracting requirements or procurement methods, including those related to climate change, could be costly or administratively difficult for us to implement and could adversely affect our future revenues, profitability and prospects.
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
As of February 3, 2023, we have estimated $296 million of gross net operating loss carryforwards and tax basis in our acquired amortizable goodwill and other intangible assets of approximately $1.4 billion. Net operating loss carryforwards and other tax attributes are subject to various annual limitations under Sections 382 and 383 of the Internal Revenue Code, which restricts a corporation’s ability to use such carryforwards and attributes following an ownership change.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
Changes in tax laws and regulations or exposure to additional tax liabilities could adversely affect our financial results.
Changes in U.S. (federal or state) regulations, or their interpretation and application, including those with retroactive effect, could result in increases in our tax expense and affect profitability and cash flows. For example, beginning in fiscal 2023, the Tax Cuts and Jobs Act of 2017 eliminated the option to deduct research and development expenditures immediately in the year incurred and requires taxpayers to amortize such expenditures over five years for tax purposes. While the impact to income taxes payable is most significant in fiscal 2023, this impact will decrease over the five-year amortization period and is anticipated to be immaterial in year six. The actual impact will depend on the amount of research and development costs incurred by the Company, whether Congress modifies, or repeals this provision and whether new guidance and interpretive rules are issued by the U.S. Treasury, among other factors.
Legal disputes could require us to pay potentially large damage awards and could be costly to defend, which would adversely affect our cash balances and profitability, and could damage our reputation.
We are subject to a number of lawsuits and claims described under “Legal Proceedings” in Part I, Item 3 of this report. We are also subject to, and may become a party to, a variety of other litigation or claims and suits that arise from time to time in the ordinary course of our business. The Department of Justice and other enforcement agencies of the U.S. government may bring claims or lawsuits against us in connection with our performance of government contracts or our billing or record-keeping relating to those contracts. The Department of Justice has considerably more resources at its disposal than we do, and can bring suspension and debarment proceedings against us that would prevent us from working for some or all U.S. government customers. In addition, certain statutes under which the Department of Justice may bring claims (like the False Claims Act) provide for treble damages and penalties on a per invoice basis against government contractors. These circumstances generally give the Department of Justice significantly more leverage in any legal dispute with us than if we were defending ourselves against claims brought by a commercial enterprise. Adverse judgments or settlements in some or all of these legal disputes may result in significant monetary damages or injunctive relief against us. Any claims or litigation could be costly to defend, and even if we are successful or if fully indemnified or insured, could damage our reputation and make it more difficult to compete effectively or obtain adequate insurance in the future. Litigation and other claims, including those described under “Legal Proceedings” in Part I, Item 3 of this report, are subject to inherent uncertainties and management’s view of these matters may change in the future.
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
business, distract management from other responsibilities and may result in losses on disposal or continued financial involvement in the divested business, including through indemnification, guarantee or other financial arrangements, for a period of time following the transaction, which could adversely affect our financial results.
We will incur direct and indirect costs as a result of the acquisitions of Unisys Federal, Halfaker, and Koverse.
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
In addition, we work with the defense industrial base industry and the U.S. government to gather and share threat intelligence and promote increased awareness and enhanced protections against cybersecurity threats. However, because of the evolving nature of these security threats, there can be no assurance that our policies, procedures and other controls will detect or prevent them, and we cannot predict their full impact. We may experience similar security threats to the IT systems that we develop, install or maintain under customer contracts, including customer contracts under which we may have access to or management responsibility for customer databases or networks that contain sensitive information relating to our customers, their employees or related third parties. Although we work cooperatively with our customers to seek to minimize the impacts of cyber and other security threats, we must usually rely on the safeguards used or required by those customers. In the event of unauthorized access to sensitive information for which we are responsible under customer contracts, our customers, their employees, or third parties may seek to hold us liable for any costs or other damages associated with the unauthorized access. In addition, government agencies may bring legal actions against us for violation of or noncompliance with regulatory requirements relating to any unauthorized access to sensitive information including failure to make adequate and timely disclosure to the public, regulators or law enforcement agencies. Occurrence of any unauthorized access caused by these security threats could adversely affect our reputation, business operations including contract terminations, ability to win work on future contracts, and impact our financial results. Any remediation costs, damages or other liabilities related to unauthorized access of sensitive information of ours or our customers caused by cyber or other security threats may not be fully insured or indemnified by other means or our insurers.
We face various risks related to health epidemics, pandemics and similar outbreaks, which may have material adverse effects on our business, financial position, results of operations and/or cash flows.
We face various risks related to health epidemics, pandemics and similar outbreaks, including the global outbreak of COVID-19. If significant portions of our workforce are unable to work effectively due to illness, quarantines, government actions, facility closures or other reasons in connection with COVID-19 or similar outbreaks, our operations will likely be impacted. We may be unable to perform fully on our contracts and some of our costs may not be fully recoverable or adequately covered by insurance. It is also possible that the continued spread of COVID-19 may also cause disruption in our supply chain; cause delay, or limit the ability of, the U.S. government and other customers to perform, including making timely payments to us; impact investment performance; and cause other unpredictable events.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
In addition, the resulting volatility in the global capital markets could restrict our access to capital and/or increase our cost of capital.
We continue to monitor the ongoing situation relating to COVID-19, to assess further possible implications to our business, supply chain and customers, and to take actions in an effort to mitigate adverse consequences.
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
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
As a result of the acquisition of Engility Holdings, Inc. (Engility) in fiscal 2019, we assumed the obligations under Engility's defined benefit pension plan (the Pension Plan). The impact of the Pension Plan on our U.S. generally accepted accounting principles (GAAP) earnings may be volatile in that the amount of expense we record for the Pension Plan may materially change from year to year because those calculations are sensitive to funding levels as well as changes in several key economic assumptions, including interest rates, rates of return on plan assets, and other actuarial assumptions including participant mortality estimates. Changes in these factors also affect our plan funding, cash flow, and stockholders’ equity. In addition, the funding of the Pension Plan may be subject to changes caused by legislative or regulatory actions.
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
We maintain our cash at financial institutions, often in balances that exceed federally insured limits.
The majority of our cash is held in accounts at U.S. banking institutions that we believe are of high quality. Cash held in depository accounts may exceed the $250,000 Federal Deposit Insurance Corporation (FDIC) insurance limits. If such banking institutions were to fail, we could lose all or a portion of those amounts held in excess of such insurance limitations. Any material loss that we may experience in the future could have a material adverse effect on our financial position and could materially impact our ability to pay our operational expenses or make other payments. Banking institution failures, or changes in legislation and regulation, may adversely impact other entities that would, in turn, impact us. If our customers, suppliers, insurers, joint venture partners, sureties, or other parties with whom we do business with are affected by issues in the banking industry it may have an adverse impact on our operational and financial performance.
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
Item 2. Properties
We occupy approximately 4 million square feet of floor space, substantially all of which is leased. Our corporate headquarters is located in Reston, Virginia. Our principal locations outside of Reston, Virginia include Chantilly, Virginia; Huntsville, Alabama; Oak Ridge, Tennessee; El Segundo, California; Annapolis Junction, Maryland; Indianapolis and Bedford, Indiana; and Charleston, South Carolina. As of February 3, 2023, we conducted our operations in approximately 140 offices located in 29 states, the District of Columbia, and various foreign countries. We consider our facilities suitable and adequate for our present needs, which are generally limited to office, integration, warehouse and computer laboratory spaces.

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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the New York Stock Exchange under the ticker symbol “SAIC”. As of March 10, 2023, there were approximately 23,000 holders of record of our common stock. The number of holders of record of our common stock may not be representative of the number of beneficial owners due to shares that may be held by depositories, brokers or nominees.
Stock Performance Graph
The following graph compares the total cumulative return on our common stock, from the beginning of fiscal year 2018 through fiscal year 2023, to two indices: (i) the Russell 1000 Index and (ii) the Dow Jones US Computer Services Index. The graph assumes an initial investment of $100 on February 2, 2018 and that dividends have been reinvested. The comparisons in the graph are required by the U.S. Securities and Exchange Commission (SEC), based upon historical data and are not intended to forecast or be indicative of possible future performance of our common stock.

$180
$160
$140
$120
$100
$80
Dollars
02/02/18
02/01/19
01/31/20
01/29/21
01/28/22
02/03/23
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
The following table presents repurchases of our common stock during the three months ended February 3, 2023:

Period(1)	Total Number of Shares (or Units) Purchased(2)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(3)
October 29, 2022 - December 2, 2022	187,084	$109.04	187,084	7,725,678
December 3, 2022 - January 6, 2023	176,522	110.74	176,522	7,549,156
January 7, 2023 - February 3, 2023	155,458	103.88	155,458	7,393,698
Total	519,064	$108.07	519,064
(1)Date ranges represent our fiscal periods during the current quarter. Our fiscal quarters typically consist of one five-week period and two four-week periods. However, the fourth quarter of fiscal 2023 consisted of two five-week periods and one four-week period.
(2)Includes shares purchased on surrender by stockholders of previously owned shares to satisfy minimum statutory tax withholding obligations related to stock option exercises and vesting of stock awards in addition to shares purchased under our publicly announced plans or programs.
(3)In June 2022, the number of shares that may be purchased increased by 8.0 million shares, bringing the total authorized shares to be repurchased under the plan to approximately 24.4 million shares. As of February 3, 2023, we have repurchased approximately 17.0 million shares of our common stock under the program.
Item 6. [Reserved]

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations, and quantitative and qualitative disclosures about market risk should be read in conjunction with our consolidated financial statements and the related notes included in this Form 10-K, as well as Part II, Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the year ended January 28, 2022, which provides additional information on comparisons of fiscal 2022 and 2021. It contains forward-looking statements (which may be identified by words such as those described in “Risk Factors—Forward-Looking Statement Risks” in Part I, Item 1A of this report), including statements regarding our intent, belief, or current expectations with respect to, among other things, trends affecting our financial condition or results of operations; backlog; our industry; government budgets and spending; market opportunities; the impact of competition; and the impact of acquisitions. Such statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those in the forward-looking statements as a result of various factors. Risks, uncertainties and assumptions that could cause or contribute to these differences include those discussed below and elsewhere in this report, particularly in “Risk Factors” in Part I, Item 1A of this report. Due to such risks, uncertainties and assumptions, you are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date hereof. We do not undertake any obligation to update these factors or to publicly announce the results of any changes to our forward-looking statements due to future results or developments.
We use the terms "SAIC," the “Company,” “we,” “us” and “our” to refer to Science Applications International Corporation and its consolidated subsidiaries.
The Company utilizes a 52/53 week fiscal year ending on the Friday closest to January 31, with fiscal quarters typically consisting of 13 weeks. Fiscal 2023 began on January 29, 2022 and ended on February 3, 2023, fiscal 2022 began on January 30, 2021 and ended on January 28, 2022, and fiscal 2021 began on February 1, 2020 and ended on January 29, 2021. Fiscal 2023 consisted of 53 weeks with the extra week occurring in the fourth quarter, while fiscal 2022 and 2021 consisted of 52 weeks.
Business Overview
We are a leading technology integrator providing full life cycle services and solutions in the technical, engineering and enterprise information technology (IT) markets. We developed our brand by addressing our customers’ mission critical needs and solving their most complex problems for over 50 years. As one of the largest pure-play technology service providers to the U.S. government, we serve markets of significant scale and opportunity. Our primary customers are the departments and agencies of the U.S. government. We serve our customers through approximately 1,900 active contracts and task orders and employ approximately 25,000 individuals who are led by an experienced executive team of proven industry leaders. Our long history of serving the U.S. government has afforded us the ability to develop strong and longstanding relationships with some of the largest customers in the markets we serve. Substantially all of our revenues and tangible long-lived assets are generated and located in the United States.
Economic Opportunities, Challenges, and Risks
In fiscal 2023, we generated 98% of our revenues from contracts with the U.S. government, including subcontracts on which we perform. Our business performance is affected by the overall level of U.S. government spending and the alignment of our offerings and capabilities with the budget priorities of the U.S. government. Appropriations measures passed in December 2022 provided full funding for the federal government through the end of government fiscal year 2023. In October 2021, the Federal debt ceiling was increased by $480 billion and in December 2021 was further increased by $2.5 trillion. In January 2023, the Federal debt ceiling was reached and the U.S. Department of the Treasury is currently operating under “extraordinary measures.”
Adverse changes in fiscal and economic conditions could materially impact our business. Some changes that could have an adverse impact on our business include adverse regulations, the implementation of future spending reductions (including sequestration), delayed passage of appropriations bills resulting in temporary or full-year continuing resolutions, extreme inflationary increases adversely impacting fixed-price contracts, inability to increase or suspend the Federal debt ceiling, and potential government shutdowns.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
Spending packages, including the infrastructure bill, Inflation Reduction Act, and CHIPS and Science Act, as well as future potential spending packages, may provide additional opportunity in areas of SAIC focus such as digital modernization, cyber, microelectronics support, and climate resiliency.
The U.S. government has increasingly relied on contracts that are subject to a competitive bidding process (including indefinite delivery, indefinite quantity (IDIQ), U.S. General Services Administration (GSA) schedules, and other multi-award contracts), which has resulted in greater competition and increased pricing pressure. Additionally, the U.S. government has put renewed emphasis on increasing the number of small business prime set aside contracts that further reduce the addressable market in some areas.
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
See “Risk Factors” in Part I, Item 1A of this report for additional discussion of our industry and regulatory environment.
Impacts of the COVID-19 Pandemic
While we are continuing to monitor the ongoing outbreak of COVID-19, the pandemic did not have a material impact to revenues and operating income during fiscal 2023. The full extent of the impact of COVID-19 on our business and our operational and financial performance will depend on future developments, including the duration and spread of the pandemic, all of which are uncertain and cannot be predicted.
The Coronavirus Aid, Relief, and Economic Security Act (the CARES Act) allowed for the deferral of certain payroll tax payments through December 31, 2020 and we deferred total payments of approximately $103 million. The first installment (approximately $51 million) of these deferred payroll taxes was paid during fiscal 2022 and the second and final installment was paid during fiscal 2023.
We have not experienced a significant impact to our liquidity or access to capital as a result of the COVID-19 pandemic. As discussed in “Liquidity and Capital Resources” we believe that our existing cash on hand, generation of future operating cash flows, and access to bank financing and capital markets will provide adequate resources to meet our short-term liquidity and long-term capital needs. As of February 3, 2023 we were in compliance with our debt covenants and we have not been required to obtain additional financing, or make significant modifications to our capital deployment strategy, as a result of the COVID-19 pandemic.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
Management of Operating Performance and Reporting
Our business and program management process is directed by professionals focused on serving our customers by providing high quality services in achieving program requirements. These professionals carefully monitor contract margin performance by constantly evaluating contract risks and opportunities. Throughout each contract’s life cycle, program managers review performance and update contract performance estimates to reflect their understanding of the best information available.
We evaluate our results of operations by considering the drivers causing changes in revenues, operating income and operating cash flows. Given that revenues fluctuate on our contract portfolio over time due to contract awards and completions, changes in customer requirements, and increases or decreases in ordering volume of materials, we evaluate significant trends and fluctuations resulting from these factors. Whether performed by our employees or by our subcontractors, we primarily provide services and, as a result, our cost of revenues are predominantly variable. We also analyze our cost mix (labor, subcontractor and materials) in order to understand operating margin because programs with a higher proportion of SAIC labor are generally more profitable. Changes in cost of revenues as a percentage of revenues other than from revenue volume or cost mix are normally driven by fluctuations in shared or corporate costs, or cumulative revenue adjustments due to changes in estimates.
Changes in operating cash flows are described with regard to changes in cash generated through the rendering of services, significant drivers of fluctuations in assets or liabilities and the impacts of changes in timing of cash receipts or disbursements.
Results of Operations
The primary financial performance measures we use to manage our business and monitor results of operations are revenues, operating income and cash flows from operating activities. The following table summarizes our results of operations:

	Year Ended
	February 3, 2023	Percent change	January 28, 2022	Percent change	January 29, 2021
	(dollars in millions)
Revenues	$7,704	4%	$7,394	5%	$7,056
Cost of revenues	6,816	4%	6,535	4%	6,264
As a percentage of revenues	88.5%		88.4%		88.8%
Selling, general and administrative expenses	374	9%	344	(2)%	352
Acquisition and integration costs	13	(77)%	56	4%	54
Other operating income	—	(100)%	(3)	(25)%	(4)
Operating income	501	8%	462	18%	390
As a percentage of revenues	6.5%		6.2%		5.5%
Net income attributable to common stockholders	$300	8%	$277	33%	$209
Cash flows provided by operating activities	$532	3%	$518	(31)%	$755
Revenues. Revenues increased $310 million from fiscal 2022 to fiscal 2023 due to ramp up on new and existing contracts, four additional working days in the current year period, and the acquisition of Halfaker (approximately $72 million), partially offset by contract completions and lower net favorable changes in contract estimates. Adjusting for the impact of acquired and divested revenues and the estimated impact of the additional four working days in fiscal 2023, revenues grew approximately 1.5%.
Cost of Revenues. Cost of revenues increased $281 million from fiscal 2022 to fiscal 2023 primarily due to ramp up on new and existing contracts, four additional working days in the current year period, and the acquisition of Halfaker.
Selling, General and Administrative Expenses (SG&A). SG&A increased $30 million from fiscal 2022 to fiscal 2023 primarily due to higher restructuring costs (see Note 5 to the consolidated financial statements contained within this report) and the acquisition of Halfaker.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
Acquisition and integration costs. Acquisition and integration costs decreased $43 million from fiscal 2022 to fiscal 2023 primarily due to the acquisitions of Halfaker and Koverse in the prior year period.
Operating Income. Operating income as a percentage of revenues increased from fiscal 2022 to fiscal 2023 primarily due to improved profitability across our contract portfolio and lower acquisition and integration costs, partially offset by higher restructuring costs and lower net favorable changes in contract estimates.
Cash Flows Provided by Operating Activities. Cash flows provided by operating activities were $532 million for fiscal 2023, which represented an increase of $14 million from fiscal 2022. The increase was primarily due to higher cash provided by the Master Accounts Receivable Purchase Agreement (MARPA Facility) (see Note 14 to the consolidated financial statements), the timing of collections and other changes in working capital, partially offset by tax payments associated with Section 174 of the Internal Revenue Code and cash payments during the year associated with certain change in control provisions related to the acquisition of Halfaker (see Note 4 to the consolidated financial statements).
Non-GAAP Measures
Earnings before interest, taxes, depreciation and amortization (EBITDA), and adjusted EBITDA are non-GAAP financial measures. While we believe that these non-GAAP financial measures are also useful for management and investors in evaluating our financial information, they should be considered as supplemental in nature and not as a substitute for financial information prepared in accordance with GAAP. Reconciliations, definitions, and how we believe these measures are useful to management and investors are provided below. Other companies may define similar measures differently.
EBITDA and Adjusted EBITDA. The performance measure EBITDA is calculated by taking net income and excluding interest and loss on sale of receivables, provision for income taxes, and depreciation and amortization. Adjusted EBITDA is a performance measure that excludes costs that we do not consider to be indicative of our ongoing performance. Adjusted EBITDA is calculated by taking EBITDA and excluding acquisition and integration costs, impairments, restructuring costs, and any other material non-recurring costs. Integration costs are costs to integrate acquired companies including costs of strategic consulting services, facility consolidation and employee related costs such as retention and severance costs. The acquisition and integration costs relate to the Company’s acquisitions. See Note 1 and Note 5 to the consolidated financial statements contained within this report for information related to our restructuring and impairment costs.
We believe that EBITDA and adjusted EBITDA provide management and investors with useful information in assessing trends in our ongoing operating performance and may provide greater visibility in understanding the long-term financial performance of the Company.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
EBITDA and adjusted EBITDA for the periods presented were calculated as follows:

	Year Ended
	February 3, 2023	January 28, 2022	January 29, 2021
	(in millions)
Net income	$303	$279	$211
Interest expense and loss on sale of receivables	128	107	124
Interest income	(2)	—	(1)
Provision for income taxes	72	79	60
Depreciation and amortization	157	165	179
EBITDA	658	630	573
EBITDA as a percentage of revenues	8.5%	8.5%	8.1%
Acquisition and integration costs	13	56	54
Restructuring and impairment costs	24	2	4
Depreciation included in acquisition and integration costs and restructuring and impairment costs	(3)	(1)	(1)
Recovery of acquisition and integration costs and restructuring and impairment costs(1)	(12)	(1)	(3)
Adjusted EBITDA	$680	$686	$627
Adjusted EBITDA as a percentage of revenues	8.8%	9.3%	8.9%
(1)    Adjustment reflects the portion of acquisition and integration costs and restructuring and impairment costs recovered through the Company's indirect rates in accordance with U.S. government Cost Accounting Standards.
Adjusted EBITDA as a percentage of revenues decreased to 8.8% for fiscal 2023, compared to 9.3% for fiscal 2022, primarily due to lower net favorable changes in contract estimates and higher indirect expenses, partially offset by improved profitability across our contract portfolio.
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
•Negotiated Unfunded Backlog. Negotiated unfunded backlog represents estimated amounts of revenue to be earned in the future from negotiated contracts for which funding has not been appropriated or otherwise authorized and from unexercised priced contract options. Negotiated unfunded backlog does not include any estimate of future potential task orders expected to be awarded under IDIQ, GSA Schedules or other master agreement contract vehicles, with the exception of certain IDIQ contracts where task orders are not competitively awarded and separately priced but instead are used as a funding mechanism, and where there is a basis for estimating future revenues and funding on future anticipated task orders.
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
The estimated value of our total backlog as of the dates presented was:

	February 3, 2023	January 28, 2022
	(in millions)
Funded backlog	$3,554	$3,491
Negotiated unfunded backlog	20,248	20,601
Total backlog	$23,802	$24,092
We had net bookings worth an estimated $7.4 billion and $9.4 billion during fiscal 2023 and 2022, respectively.
Contract Types. Our earnings and profitability may vary materially depending on changes in the proportionate amount of revenues derived from each type of contract. For a discussion of the types of contracts under which we generate revenues, see “Business—Contract Types” in Part I, Item 1 of this report. The following table summarizes revenues by contract type as a percentage of revenues for the periods presented:

	Year Ended
	February 3, 2023	January 28, 2022	January 29, 2021
Cost reimbursement	56%	54%	54%
Time and materials (T&M)	19%	20%	22%
Firm-fixed price (FFP)	25%	26%	24%
Total	100%	100%	100%

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

	Year Ended
	February 3, 2023	January 28, 2022	January 29, 2021
	(as a % of total cost of revenues)
Labor-related cost of revenues	53%	54%	55%
Subcontractor-related cost of revenues	29%	29%	29%
Supply chain materials-related cost of revenues	8%	8%	8%
Other materials-related cost of revenues	10%	9%	8%
Total	100%	100%	100%
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
During the second quarter of fiscal 2023, we amended our Credit Facility. See Note 11 to the consolidated financial statements contained within this report for additional information.
Upon the acquisition of Halfaker in fiscal 2022, we drew $100 million on our incremental senior secured Term Loan A2 Facility due October 2023. The proceeds were used for the purchase of Halfaker.
Upon the acquisition of Unisys Federal in fiscal 2021, we drew $600 million on our incremental senior secured Term Loan B2 Facility due March 2027 and issued $400 million of Senior Notes due 2028. In addition, in February 2020 we sold $200 million of accounts receivable under our MARPA Facility. The proceeds were used for the purchase of Unisys Federal.
Borrowings under our Term Loan Facilities, our MARPA Facility, and our Revolving Credit Facility incur interest at a variable rate. In accordance with our risk management objectives, we hold fixed interest rate swap agreements to hedge the variability in interest payment cash flows on a substantial portion of our outstanding variable rate debt. These instruments are accounted for as cash flow hedges. Under the swap agreements, we pay the fixed rate and the counterparties to the agreement pay a floating interest rate.

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
Beginning in fiscal 2023, the Tax Cuts and Jobs Act of 2017 eliminated the option to deduct research and development expenditures immediately in the year incurred and requires taxpayers to amortize such expenditures over five years for tax purposes. This provision resulted in an increase to income taxes payable of approximately $94 million, offset by a corresponding increase to net deferred tax assets in fiscal 2023. The actual impact will depend on the amount of research and development costs incurred by the Company, whether Congress modifies, or repeals this provision and whether new guidance and interpretive rules are issued by the U.S. Treasury, among other factors. While the impact to income taxes payable is most significant in fiscal 2023, this impact will decrease over the five-year amortization period and is anticipated to be immaterial in year six.
During fiscal 2023, we repurchased approximately 2.6 million shares of our common stock for $245 million from the open market in connection with our existing share repurchase program. Since the program’s inception in December of 2013, we have repurchased 17.0 million shares for $1,191 million.
The following table summarizes our principal contractual commitments as of February 3, 2023:

	Total	Due in Fiscal 2024
	(in millions)
Long-term debt including current portion	$2,390	$31
Interest payments on long-term debt(1)	489	149
Operating lease obligations	211	48
Estimated purchase obligations(2)	94	71
Other liabilities(3)	186	17
Total contractual obligations	$3,370	$316
(1)Amounts include an estimate of future variable interest payments on the Term Loan Facilities based on scheduled outstanding principal amounts, current applicable margin and projected 1-month Term SOFR as of February 3, 2023. The amounts presented in this table exclude the effects of interest rate swaps used to hedge against changes in 1-month Term SOFR.
(2)Excludes purchase orders for services or products to be delivered pursuant to U.S. government contracts in which we have full recourse under normal contract termination clauses.
(3)Other liabilities primarily consist of liabilities associated with deferred compensation plan obligations and liabilities for unrecognized tax benefits. Deferred compensation plan obligations due in fiscal 2024 are based on participants’ payment elections on retirement and estimated retirement ages. Liabilities for unrecognized tax benefits due in fiscal 2024 are based on the fiscal year in which the reversals of timing positions are likely to occur.
See respective notes to the consolidated financial statements contained within this report for further information about our long-term debt (Note 11), lease payment obligations (Note 15), liabilities for unrecognized tax benefits (Note 10), and letters of credit and surety bonds (Note 17).

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
Historical Cash Flow Trends
The following table summarizes our cash flows:

	Year Ended
	February 3, 2023	January 28, 2022	January 29, 2021
	(in millions)
Net cash provided by operating activities	$532	$518	$755
Net cash used in investing activities	(36)	(292)	(1,231)
Net cash (used in) provided by financing activities	(493)	(301)	464
Total increase (decrease) in cash, cash equivalents and restricted cash	$3	$(75)	$(12)
Cash Provided by Operating Activities. Refer to “Results of Operations” above for a discussion of the changes in cash provided by operating activities between fiscal 2023 and 2022.
Cash Used in Investing Activities. Cash used in investing activities decreased in fiscal 2023 compared to the prior year period primarily due to cash paid for the acquisitions of Halfaker and Koverse in the prior year period.
Cash Used in/Provided by Financing Activities. Cash used in financing activities increased in fiscal 2023 compared to the prior year period primarily due to borrowings obtained to finance the Halfaker acquisition in the prior year period of $100 million, a $90 million voluntary principal prepayment during the third quarter of fiscal 2023, and higher share repurchases of $37 million, partially offset by a $35 million voluntary principal prepayment during the fourth quarter of fiscal 2022.
Commitments and Contingencies
We are subject to a number of reviews, investigations, claims, lawsuits and other uncertainties related to our business. For a discussion of these items, see Note 17 to the consolidated financial statements contained within this report.
Critical Accounting Policies and Estimates
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
Management believes that our critical accounting policies and estimates are those that are both material to the presentation of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments. Typically, the circumstances that make these judgments difficult, subjective and complex have to do with making estimates about the effect of matters that are inherently uncertain. These policies are described below.
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
Many of the Company's contracts recognize revenue using a cost input measure (cost-to-cost), which requires estimates of total costs at completion. For contracts using a cost input measure, when total expected contract costs exceed total estimated contract revenues, the Company recognizes the total estimated loss in the quarter identified. Total estimated losses are inclusive of any unexercised options that are probable of award, only if they increase the amount of the loss. Aggregate net changes in contract estimates increased operating income by $4 million, $13 million and $9 million for fiscal 2023, 2022 and 2021, respectively. For additional information related to changes in estimates on contracts, including gross favorable and unfavorable adjustments as well as the impact to earnings per share, see Note 3 to the consolidated financial statements contained within this report.
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
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
During the fourth quarter of fiscal 2023, we completed our annual goodwill impairment testing and determined that each reporting unit's fair value significantly exceeded its carrying value.
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
Foreign Currency Risk
Most of our contracts are paid in U.S. dollars and our cost to perform on these contracts are generally paid in U.S. dollars. Since the substantial majority of our business is conducted in U.S. dollars, a 10% change in any foreign currency exchange rates would not have a material impact to our financial condition or results of operations.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
Interest Rate Risk
Debt obligations. Our financial risk management objective is to reduce variability in earnings from changes in interest rates, which we may manage through operational means or the use of financial instruments, such as interest rate swaps. We have approximately $2.0 billion of variable rate debt. The fair value of our outstanding long-term debt obligations approximates its carrying value. In connection with the issuances of our variable rate Term Loan A and Term Loan B Facilities, we entered into fixed interest rate swap agreements, effectively converting a substantial portion of our variable rate debt to fixed rate debt in order to mitigate our exposure to fluctuations in interest rates. We regularly evaluate our outstanding debt and swap agreements to meet our risk management objective. A hypothetical 50 basis points (bps) change to interest rates would not materially change our results of operations or cash flows. For additional information related to our debt and interest rate swap agreements, see Note 11 and Note 12, respectively, to the consolidated financial statements contained in this report.
Derivatives. As of February 3, 2023, the fair value of our fixed interest rate swaps was $25 million (asset). Under the swap agreements, we pay a fixed rate and the counterparties to the agreements pay a floating interest rate based on 1-month Term SOFR. A hypothetical 50 bps change in the 1-month Term SOFR curve would change the fair value of the fixed interest rate swaps up to $7 million. Since the interest rate swaps are accounted for as cash flow hedges, the change in fair value is reported as a component of equity (accumulated other comprehensive income or loss). We do not hold or issue derivative financial instruments for trading or speculative purposes. For additional information related to calculating the fair value of our interest rate swaps, see Note 12 to the consolidated financial statements included in this report.
Cash equivalents. A 10% unfavorable interest rate movement for interest earned on our cash and cash equivalents would not materially impact the value of our cash holdings and would have a negligible impact on interest income at current market interest rates.
Inflation Risk
For each of the most recent three fiscal years ended February 3, 2023, inflation has not had a significant impact on revenues or costs. Approximately 56% of our revenues for fiscal 2023 were derived from cost-reimbursement type contracts, which have limited inflation risk because our contracts generally entail the provision of labor on a reimbursable basis, and, when materials are acquired, they provide for billing to the customer during the period in which the materials were received. Bids for longer-term FFP and T&M contracts typically include sufficient provisions for labor and other cost escalations to cover anticipated cost increases over the period of performance. As a result, if we were to experience significant levels of inflation, our revenues and costs for cost-type contracts would generally both increase commensurate with inflation and operating income as a percentage of total revenues would not be significantly affected. Operating income as a percentage of total revenues would not be significantly affected for longer-term FFP and T&M contracts to the extent that bid contract cost escalations are sufficient to cover heightened inflation levels.
Item 8. Financial Statements and Supplementary Data
See our consolidated financial statements attached hereto and listed on the index found on page F-1 of this report.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
No information is required in response to this item.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer (our Chief Executive Officer) and principal financial officer (our Chief Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of February 3, 2023, and our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. These disclosure controls and

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the fourth quarter of fiscal 2023 that materially affected, or are likely to materially affect, our internal control over financial reporting.
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
Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our internal control over financial reporting as of February 3, 2023 based on the framework established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our management has assessed in its evaluation the effectiveness of our internal control over financial reporting as of February 3, 2023 and has concluded that our internal control over financial reporting was effective.
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

To the Stockholders and the Board of Directors of
Science Applications International Corporation
Opinion on Internal Control Over Financial Reporting
We have audited Science Applications International Corporation's internal control over financial reporting as of February 3, 2023, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Science Applications International Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of February 3, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of February 3, 2023 and January 28, 2022, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended February 3, 2023, and the related notes and our report dated April 3, 2023 expressed an unqualified opinion thereon.

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
April 3, 2023

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
Item 9B. Other Information
No information is required in response to this item.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
No information is required in response to this item.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
Part III

Item 10. Directors, Executive Officers and Corporate Governance
Our executive officers as of April 3, 2023, are listed below, along with their ages on that date, positions and offices held and business experience during at least the past five years. All such persons have been elected to serve until their successors are elected and qualified or until their earlier resignation or removal.

Name of officer	Age	Position(s) with the Company and prior business experience

Nazzic S. Keene	62	Chief Executive Officer (CEO) since July 2019. Prior to this role Ms. Keene served as Chief Operating Officer (COO) from June 2017 to July 2019, as Sector President, Global Markets and Missions from September 2013 to June 2017, and Leidos Holding Inc. (formerly SAIC, Inc.) Senior Vice President for Corporate Strategy and Planning from August 2012 to September 2013. Prior to joining us, Ms. Keene was the Senior Vice President and General Manager for U.S. Enterprise Markets at CGI Group, Inc.

Hilary L. Hageman	54	General Counsel and Corporate Secretary since July 2022. Ms. Hageman previously served as Senior Vice President and Deputy General Counsel at SAIC until 2019 when she became the General Counsel and Corporate Secretary of Cubic Corporation. Immediately prior to her return to SAIC, Ms. Hageman served as Executive Vice President, General Counsel and Corporate Secretary for a public satellite company primarily supporting the defense and aerospace industries. Ms. Hageman has also held other senior legal roles at CACI and at the U.S. Department of Defense.

Prabu Natarajan	52	Chief Financial Officer (CFO) since January 2021. Prior to joining us, Mr. Natarajan was Vice President of Financial Planning and Merger and Acquisition for Northrop Grumman from January 2016 to December 2020. Mr. Natarajan joined Northrop Grumman in August 2011 and was also Vice President of Business Management and CFO for the Information Systems Sector from August 2014 to January 2016 and Vice President, Treasurer and Taxes from August 2011 to August 2014. Mr. Natarajan has held positions at The AES Corporation and PricewaterhouseCoopers LLP.

Michelle A. O'Hara	47
Chief Human Resources Officer since October 2019. Prior to this role, Ms. O’Hara served as Senior Vice President for Human Resources, after serving as head of talent strategy, total rewards, learning and development, diversity, executive compensation, and talent acquisition. Prior to joining SAIC, Ms. O’Hara served as the head of talent acquisition at Bearingpoint.

Robert S. Genter	47
President, Defense and Civilian Sector, since 2016. Mr. Genter is responsible for strategy, business development, and program execution for the portfolio including the majority of the Department of Defense, the FAA, Department of State, USDA, EPA, DOE, Commerce, DHS, GSA, and FTRB. Mr. Genter previously served as the Senior Vice President and General Manager of Strategic Growth Markets customer group. From 2004 to 2013, Mr. Genter held various leadership roles at CGI, ultimately serving as Vice President of Consulting Services for Commercial Markets, and prior to joining CGI, held several finance and operations roles at American Management Systems.

Michael W. LaRouche	57
President, National Security and Space Sector, since 2019. Mr. LaRouche is responsible for supporting a variety of Intelligence Community customers, NASA and the U.S. Air Force. Before joining SAIC, Mr. LaRouche led multiple large business units at Raytheon, where he served as Vice President for 11 years. Earlier in his career, Mr. LaRouche served in leadership positions with Lockheed Martin and Hughes.

For additional information required by Item 10 with respect to executive officers and directors, including audit committee and audit committee financial experts, procedures by which stockholders may recommend nominees to the Board of Directors, and compliance with Section 16(a) of the Securities Exchange Act of 1934, see the information set forth under the captions “Proposal 1—Election of Directors,” “Corporate Governance” and “Other Information” in the 2023 Definitive Proxy Statement, which information is incorporated by reference into this report.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
We have adopted a code of conduct, which describes our standards for protecting SAIC and customer assets, fostering a safe and healthy work environment, dealing fairly with customers and others, conducting international business properly, reporting misconduct and protecting employees from retaliation. This code applies to all executive officers and employees and forms the foundation of our corporate policies and procedures designed to promote ethical behavior in all aspects of our business. To obtain copies of the Code of Conduct, visit our website at www.saic.com and click on the links titled “Corporate Governance” then "Governance Documents" and then “Code of Conduct.” We intend to post on our website any material changes to or waivers from our code of business ethics. The information on our website is not incorporated by reference into and is not a part of this report.
Item 11. Executive Compensation
For information required by Item 11 with respect to executive compensation, see the information set forth under the captions “Compensation Discussion and Analysis,” “Executive Compensation” and “Corporate Governance” in the 2023 Definitive Proxy Statement, which information is incorporated by reference into this report.
For information required by Item 11 with respect to compensation committee interlocks, insider participation, and the compensation committee report, see the information set forth under the captions “Corporate Governance” and "Compensation Discussion and Analysis" in the 2023 Definitive Proxy Statement, which information is incorporated by reference into this report.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
For information required by Item 12 with respect to the security ownership of certain beneficial owners and management, see the information set forth under the caption “Other Information” in the 2023 Definitive Proxy Statement, which information is incorporated by reference into this report.
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
The following table provides the number of shares of our common stock to be issued, the weighted-average exercise price of the outstanding stock options and the number of shares remaining for future award grants as of February 3, 2023:

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(3)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,027,896	$74.57	5,092,341
Equity compensation plans not approved by security holders	—	—	—
Total	2,027,896	$—	5,092,341
(1)This amount includes 376,545 stock options outstanding and 1,651,351 shares issuable for other stock-based awards under the 2013 Equity Incentive Plan. This amount does not include shares to be issued pursuant to purchase rights under the 2013 Employee Stock Purchase Plan.
(2)Does not include shares to be issued for stock-based awards, other than stock options, which will not require any payment upon issuance of those shares.
(3)Includes 2,335,409 shares of our common stock available for issuance under the 2013 Employee Stock Purchase Plan (ESPP), 1,741,168 shares under the 2013 Equity Incentive Plan (EIP), and 1,015,764 shares under the 2012 Long Term Performance Plan (LTPP). The maximum number of shares initially available for issuance under the ESPP was 1 million. The ESPP provides for an automatic increase to the share reserve on the first day of each fiscal year beginning on February 1, 2014 in an amount equal to the lesser of (i) 1 million shares, (ii) two percent of the number of shares of our common stock outstanding on the last day of the immediately preceding fiscal year or (iii) a number determined by the Compensation Committee of the Board of Directors. The amount authorized for issuance under the ESPP increased 500,000, 916,198 and 973,477 during fiscal 2017, 2016 and 2015 respectively. There was no increase to the amount authorized for issuance under the ESPP during fiscal 2018 - 2023. The maximum number of shares initially available for issuance under the EIP was 5.7 million, which was increased by 2.8 million per the amended and restated 2013 Equity Incentive Plan, adopted June 4, 2014, amounting to a total authorized for issuance of 8.5 million. The shares outstanding under the LTPP relate to assumed awards from the Engility acquisition and, as of the acquisition date, the maximum number of shares available for issuance under the LTPP was 1,198,010. We expect that the number of shares actually issued under the EIP and LTPP will be significantly less than the number of total awards outstanding under the respective plans because (a) a net option exercise results in a smaller portion of the number of award shares being issued when a participant uses award shares, rather than cash, to pay the exercise price, which historically most participants have elected to do, (b) most participants historically have elected to let the Company retain award shares to pay for taxes due on the exercise of options and all participants are required to use award shares to pay for taxes upon the vesting of restricted stock or restricted stock units, (c) some participants may terminate employment with the Company before the vesting of awards resulting in awards being forfeited and (d) some participants may not exercise stock options before the expiration date for a variety of reasons, including if the exercise price exceeds the then current market price of shares.
Item 13. Certain Relationships and Related Transactions, and Director Independence
For information required by Item 13 with respect to certain relationships and related transactions and the independence of directors and nominees, see the information set forth under the caption “Corporate Governance” in the 2023 Definitive Proxy Statement, which information is incorporated by reference into this report.
Item 14. Principal Accountant Fees and Services
For information required by Item 14 with respect to principal accountant fees and services, see the information set forth under the caption “Audit Matters” in the 2023 Definitive Proxy Statement, which information is incorporated by reference into this report.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
Part IV
Item 15. Exhibits and Financial Statement Schedules
(a)Documents filed as part of the report:
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

3.1	Amended and Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed with the SEC on October 1, 2013.

3.2	Amended and Restated Bylaws. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed with the SEC on March 29, 2023.

4.1	Description of Securities. Incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K as filed with the SEC on March 27, 2020.

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

10.2
Fourth Amendment to the Third Amended and Restated Credit Agreement, dated July 2, 2021, by and among SAIC, Citibank N.A., as administrative agent and collateral agent, and certain other lenders and parties thereto. Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on July 7, 2021.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Exhibit Number	Description of Exhibit

10.3
Third Amended and Restated Credit Agreement by and among SAIC, Citibank, as administrative agent and collateral agent, and certain other agents and lenders party thereto, dated October 31, 2018. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on November 5, 2018.

10.4
First Amendment to the Third Amended and Restated Credit Agreement by and among SAIC, Citibank, as administrative agent and collateral agent, and certain other agents and lenders party thereto, dated February 19, 2020. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 24, 2020.

10.5
Second Amendment, dated March 13, 2020, to the Third Amended and Restated Credit Agreement, dated October 31, 2018 by and among Science Applications International Corporation, Citibank, N.A., as administrative agent and collateral agent, and certain other agents and lenders party thereto. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 16, 2020.

10.6
Third Amendment to the Third Amended and Restated Credit Agreement, dated March 1, 2021, by and among SAIC, Citibank N.A., as administrative agent and collateral agent, and certain other lenders and parties thereto. Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on March 5, 2021.

10.7
Second Amended and Restated Credit Agreement, dated May 4, 2015 by and among the Company, Citibank N.A. as administrative agent and collateral agent, and Bank of America, N.A., as a syndication agent, and certain other lenders and parties thereto. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on May 4, 2015.

10.8
First Amendment to the Second Amended and Restated Credit Agreement, dated August 23, 2016 by and among the Company, Citibank N.A. as administrative agent and collateral agent, and certain other lenders and parties thereto. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on August 25, 2016.

10.9
Second Amendment to the Second Amended and Restated Credit Agreement, dated February 7, 2018 by and among the Company, Citibank N.A. as administrative agent and collateral agent, and certain other lenders and parties thereto. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on February 9, 2018.

10.10
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

10.12
Amendment No.1 to Master Accounts Receivable Purchase Agreement, dated March 17, 2020, among Science Applications International Corporation, Engility Services, LLC, and MUFG Bank, Ltd. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on March 26, 2020.

10.13*
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

10.16*
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

10.18*
Science Applications International Corporation Amended and Restated 2013 Equity Incentive Plan, effective June 4, 2014. Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A as filed with the SEC on April 24, 2014.

10.19*
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

10.22*
Form of Restricted Stock Unit Award Agreement of the Science Applications International Corporation 2013 Amended and Restated Equity Incentive Plan. Incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K as filed with the SEC on March 28, 2022.

10.23*
Form of Performance Share Award Agreement of the Science Applications International Corporation 2013 Amended and Restated Equity Incentive Plan. Incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K as filed with the SEC on March 28, 2022.

10.24*	Deferred Compensation Plan, effective January 1, 2015. Incorporated by reference to Exhibit 10.17 of the Company’s Annual Report on Form 10-K as filed with the SEC on March 31, 2015.

10.25*
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Exhibit Number	Description of Exhibit

21	Subsidiaries of Registrant.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	The cover page from this Annual Report on Form 10-K, formatted as Inline XBRL.

*	Compensation Plans and Arrangements
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
Dated: April 3, 2023
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Nazzic S. Keene	Principal Executive Officer and Director	April 3, 2023
Nazzic S. Keene

/s/ Prabu Natarajan	Principal Financial Officer and Principal Accounting Officer	April 3, 2023
Prabu Natarajan

/s/ Donna S. Morea	Chair of the Board	April 3, 2023
Donna S. Morea

/s/ Robert A. Bedingfield	Director	April 3, 2023
Robert A. Bedingfield

/s/ Carol A. Goode	Director	April 3, 2023
Carol A. Goode

/s/ Garth N. Graham	Director	April 3, 2023
Garth N. Graham

/s/ John J. Hamre	Director	April 3, 2023
John J. Hamre

/s/ Carolyn B. Handlon	Director	April 3, 2023
Carolyn B. Handlon

/s/ Yvette M. Kanouff	Director	April 3, 2023
Yvette M. Kanouff

/s/ Timothy J. Mayopoulos	Director	April 3, 2023
Timothy J. Mayopoulos

/s/ Katharina G. McFarland	Director	April 3, 2023
Katharina G. McFarland

/s/ Milford W. McGuirt	Director	April 3, 2023
Milford W. McGuirt

/s/ James C. Reagan	Director	April 3, 2023
James C. Reagan

/s/ Steven R. Shane	Director	April 3, 2023
Steven R. Shane

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Financial statement schedules are omitted because they are not applicable or the required information is shown in our consolidated financial statements or the notes thereto.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
Science Applications International Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Science Applications International Corporation (the Company) as of February 3, 2023 and January 28, 2022, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended February 3, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at February 3, 2023 and January 28, 2022, and the results of its operations and its cash flows for each of the three years in the period ended February 3, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of February 3, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated April 3, 2023 expressed an unqualified opinion thereon.

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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Unrecognized tax benefits that, if recognized, would affect the effective income tax rate

Description of the Matter
As discussed in Notes 1 and 10 to the consolidated financial statements, the Company files income tax returns in the U.S. Federal jurisdiction and various state jurisdictions. The Company recognizes liabilities for uncertainty in income taxes when it is more likely than not that a tax position will not be sustained on examination and settlement with various taxing authorities. During the year ended February 3, 2023, the Company recorded unrecognized tax benefits of $90 million that, if recognized, would affect the effective income tax rate.
Auditing these reserves was challenging due to the significant judgment in applying the relevant tax laws and inherent uncertainty involved in predicting the ultimate resolution of such matters with the taxing authority. Changes to the liability resulting from ongoing or future audits by the taxing authorities could have a material effect on the Company’s results of operations.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process of accounting for income taxes, including unrecognized tax benefits. For example, we tested management’s controls over the review of tax positions taken by the Company to determine whether the positions met the threshold for recognition within the consolidated financial statements, as well as determination of the measurement of the unrecognized tax liability.
To test the recognition of the Company’s unrecognized tax benefits that would, if reversed, affect the effective tax rate and measurement of these unrecognized tax benefits, we involved tax professionals with specialized skills and knowledge to assess the technical merits of the Company’s material tax positions. We performed audit procedures that included, among others, evaluating communications with relevant taxing authorities, evaluating whether management appropriately considered new information that could significantly change the recognition, measurement, or disclosure of the unrecognized tax benefits, and testing the assumptions used by management in estimating the valuation of any associated liability.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2018.

Tysons, Virginia
April 3, 2023

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION CONSOLIDATED STATEMENTS OF INCOME

	Year Ended
	February 3, 2023	January 28, 2022	January 29, 2021
	(in millions, except per share amounts)
Revenues	$7,704	$7,394	$7,056
Cost of revenues	6,816	6,535	6,264
Selling, general and administrative expenses	374	344	352
Acquisition and integration costs	13	56	54
Other operating income	—	(3)	(4)
Operating income	501	462	390
Interest expense	120	105	122
Other (income) expense, net	6	(1)	(3)
Income before income taxes	375	358	271
Provision for income taxes	(72)	(79)	(60)
Net income	$303	$279	$211
Net income attributable to non-controlling interest	3	2	2
Net income attributable to common stockholders	$300	$277	$209
Earnings per share:
Basic	$5.42	$4.81	$3.60
Diluted	$5.38	$4.77	$3.56

See accompanying notes to consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended
	February 3, 2023	January 28, 2022	January 29, 2021
	(in millions)
Net income	$303	$279	$211
Other comprehensive income (loss), net of tax:
Net unrealized gain (loss) on derivative instruments	56	48	(19)
Defined benefit obligation adjustment	3	4	2
Total other comprehensive income (loss), net of tax	59	52	(17)
Comprehensive income	$362	$331	$194
Comprehensive income attributable to non-controlling interest	3	2	2
Comprehensive income attributable to common stockholders	$359	$329	$192

See accompanying notes to consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION CONSOLIDATED BALANCE SHEETS

	February 3, 2023	January 28, 2022
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$109	$106
Receivables, net	936	1,015
Inventories, net	71	64
Prepaid expenses	58	57
Other current assets	23	21
Total current assets	1,197	1,263
Goodwill	2,911	2,913
Intangible assets, net	1,009	1,132
Property, plant, and equipment, net	92	100
Operating lease right of use assets	158	209
Other assets	176	129
Total assets	$5,543	$5,746
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$624	$612
Accrued payroll and other employee benefits	205	227
Accrued vacation	123	137
Other accrued liabilities	143	228
Long-term debt, current portion	31	148
Total current liabilities	1,126	1,352
Long-term debt, net of current portion	2,343	2,370
Operating lease liabilities	152	192
Deferred income taxes	—	43
Other long-term liabilities	218	160
Commitments and contingencies (Note 17)
Equity:
Common stock, $0.0001 par value, 1 billion shares authorized, 54 million shares and 56 million shares issued and outstanding as of February 3, 2023 and January 28, 2022, respectively	—	—
Additional paid-in capital	637	838
Retained earnings	1,035	818
Accumulated other comprehensive income (loss)	22	(37)
Total common stockholders' equity	1,694	1,619
Non-controlling interest	10	10
Total stockholders' equity	1,704	1,629
Total liabilities and stockholders' equity	$5,543	$5,746

See accompanying notes to consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION CONSOLIDATED STATEMENTS OF EQUITY

	Shares of common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Non-controlling Interest	Total
	(in millions)
Balance at January 31, 2020	58	$983	$506	$(72)	$10	$1,427
Net income	—	—	209	—	2	211
Issuances of stock	—	14	—	—	—	14
Other comprehensive loss, net of tax	—	—	—	(17)	—	(17)
Cash dividends of $1.48 per share	—	—	(88)	—	—	(88)
Stock-based compensation	—	30	—	—	—	30
Repurchases of stock	—	(23)	—	—	—	(23)
Distributions to non-controlling interest	—	—	—	—	(2)	(2)
Balance at January 29, 2021	58	1,004	627	(89)	10	1,552
Net income	—	—	277	—	2	279
Issuances of stock	1	16	—	—	—	16
Other comprehensive income, net of tax	—	—	—	52	—	52
Cash dividends of $1.48 per share	—	—	(86)	—	—	(86)
Stock-based compensation	—	32	—	—	—	32
Repurchases of stock	(3)	(214)	—	—	—	(214)
Distributions to non-controlling interest	—	—	—	—	(2)	(2)
Balance at January 28, 2022	56	838	818	(37)	10	1,629
Net income	—	—	300	—	3	303
Issuances of stock	1	17	—	—	—	17
Other comprehensive income, net of tax	—	—	—	59	—	59
Cash dividends of $1.48 per share	—	—	(83)	—	—	(83)
Stock-based compensation	—	29	—	—	—	29
Repurchases of stock	(3)	(247)	—	—	—	(247)
Distributions to non-controlling interest	—	—	—	—	(3)	(3)
Balance at February 3, 2023	54	$637	$1,035	$22	$10	$1,704

See accompanying notes to consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	February 3, 2023	January 28, 2022	January 29, 2021
	(in millions)
Cash flows from operating activities:
Net income	$303	$279	$211
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	157	165	179
Amortization of off-market customer contracts	(14)	(33)	(15)
Amortization of debt issuance costs	9	7	21
Deferred income taxes	(17)	59	12
Stock-based compensation expense	48	46	42
(Gain) loss on divestitures	—	(2)	10
Impairment of assets	4	18	2
Increase (decrease) resulting from changes in operating assets and liabilities, net of the effect of the acquisitions:
Receivables	79	(31)	221
Inventory, prepaid expenses, and other current assets	(10)	14	8
Other assets	6	(3)	(14)
Accounts payable and accrued liabilities	(9)	30	(76)
Accrued payroll and employee benefits	(36)	10	95
Operating lease assets and liabilities, net	(3)	5	(5)
Other long-term liabilities	15	(46)	64
Net cash provided by operating activities	532	518	755
Cash flows from investing activities:
Expenditures for property, plant, and equipment	(25)	(36)	(46)
Purchases of marketable securities	(7)	(9)	(6)
Sales of marketable securities	4	6	9
Cash paid for acquisitions, net of cash acquired	—	(255)	(1,202)
Proceeds from divestitures	—	8	17
Other	(8)	(6)	(3)
Net cash used in investing activities	(36)	(292)	(1,231)
Cash flows from financing activities:
Dividend payments to stockholders	(83)	(86)	(87)
Principal payments on borrowings	(990)	(119)	(399)
Issuances of stock	16	16	13
Stock repurchased and retired or withheld for taxes on equity awards	(267)	(226)	(34)
Proceeds from borrowings	840	116	1,000
Debt issuance costs	(6)	—	(27)
Distributions to non-controlling interest	(3)	(2)	(2)
Net cash (used in) provided by financing activities	(493)	(301)	464
Net increase (decrease) in cash, cash equivalents and restricted cash	3	(75)	(12)
Cash, cash equivalents and restricted cash at beginning of period	115	190	202
Cash, cash equivalents and restricted cash at end of period	$118	$115	$190

See accompanying notes to consolidated financial statements.
Supplementary cash flow disclosure:
Cash paid for interest	$111	$98	$96
Cash paid for income taxes	$70	$7	$39

Non-cash investing and financing activities:
(Decrease) increase in accrued plan share repurchases	$(2)	$2	$1
Decrease in accrued property, plant, and equipment	$(1)	$(2)	$(1)

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
The Company is organized as a matrix comprised of two customer facing operating sectors supported by an enterprise solutions and operations organization. Each of the Company’s two customer facing operating sectors is focused on providing both (1) growth and technology accelerating solutions and (2) core IT service offerings to one or more agencies of the U.S. federal government. Growth and technology accelerating solutions include the delivery of secure cloud modernization, outcome based enterprise IT as-a-service, and the integration, production and modernization of defense systems. Core IT services include systems engineering, the operation and maintenance of existing IT systems and networks, and logistics and supply chain solutions. The Company's operating sectors are aggregated into one reportable segment for financial reporting purposes. See Note 16 for additional information.
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
Non-controlling Interest. As of February 3, 2023, the Company held a 50.1% majority interest in Forfeiture Support Associates J.V. (FSA). The results of operations of FSA are included in the Company's consolidated statements of income and comprehensive income and statements of cash flows. The non-controlling interest reported on the consolidated balance sheets represents the portion of FSA’s equity that is attributable to the non-controlling interest.
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
Reporting Periods
The Company utilizes a 52/53 week fiscal year ending on the Friday closest to January 31, with fiscal quarters typically consisting of 13 weeks. Fiscal 2023 began on January 29, 2022 and ended on February 3, 2023, fiscal 2022 began on January 30, 2021 and ended on January 28, 2022, and fiscal 2021 began on February 1, 2020 and

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

ended on January 29, 2021. Fiscal 2023 consisted of 53 weeks with the extra week occurring in the fourth quarter, while fiscal 2022 and 2021 consisted of 52 weeks.
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
To determine the proper revenue recognition, the Company first evaluates whether we have a duly approved and enforceable contract with a customer, in which rights of parties and payment terms are identified and collectability is probable. We also evaluate whether two or more contracts should be combined and accounted for as a single contract and whether modifications to existing contracts should be accounted for as part of the original contract or as a separate contract. Contract modifications that create new enforceable rights and obligations are accounted for prospectively. Contract modifications that do not add distinct goods or services are accounted for through cumulative catch-up adjustments. Contract modifications that add distinct goods or services and increase the contract value by an amount that reflects the standalone selling price are accounted for as separate contracts.
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
Performance obligations satisfied over time may involve a series of recurring services, such as network operations and maintenance, operation and program support services, IT outsourcing services, and other IT arrangements where the Company is standing ready to provide support, when-and-if needed. Such performance obligations are satisfied over time because the customer simultaneously receives and consumes the benefits of our performance as services are provided. Alternatively, performance obligations satisfied over time may involve the completion of a contract deliverable. Examples include systems integration, network engineering, network design, and engineering and build services. Deliverable-based performance obligations are satisfied over time when the Company’s performance creates or enhances an asset that is controlled by the customer, or when the Company’s performance creates an asset that is customized to the customer’s specifications and the Company has a right to payment, including a reasonable profit margin, for work performed to date.
For series-services performance obligations, the Company measures progress using either a cost input measure (cost-to-cost), a time-elapsed output measure, or the as-invoiced practical expedient. A cost input measure typically is applied to the Company’s cost-reimbursable contracts. Revenue is recognized based on the ratio of costs incurred to total estimated costs at completion. Award or incentive fees are allocated to the distinct periods to which they relate. For fixed-price contracts, a time-elapsed output measure is applied to fixed consideration, such that revenue is recognized ratably over the period of performance. Where fixed-price contracts also provide for reimbursement of certain costs, such as travel or other direct costs, consideration may be attributed only to a distinct subset of time within the performance period. The Company’s time-and-material and fixed price-level of effort contracts generally qualify for the as-invoiced practical expedient. Revenue on these contracts is recognized in the amount to which the Company has a contractual right to invoice.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For deliverable-based performance obligations satisfied over time, the Company recognizes revenue using a cost input measure of progress (cost-to-cost), regardless of contract type. Revenue is recognized based on the ratio of costs incurred to total estimated costs at completion.
The Company may incur costs associated with significant materials or hardware procurements that are not proportionate to the Company’s progress in satisfying its performance obligations. For these contracts, costs are excluded from the measure of progress, and revenue is recognized equal to the costs incurred.
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
Many of the Company's contracts recognize revenue using a cost input measure (cost-to-cost), which requires estimates of total costs at completion. Estimating costs at completion is complex due to the nature of the services being performed and the length of certain contracts. Contract costs generally include direct costs, such as labor, subcontract costs and materials, and indirect costs identifiable with or allocable to a specific contract. Management must make assumptions regarding the complexity of the work to be performed, the schedule and associated tasks, labor productivity and availability, increases in wages and prices of materials, execution by our subcontractors, overhead cost rates, and other variables. For contracts using a cost input measure, when total expected contract costs exceed total estimated contract revenues, the Company recognizes the total estimated loss in the quarter identified. Total estimated losses are inclusive of any unexercised options that are probable of award, only if they increase the amount of the loss. Contract costs incurred for U.S. government contracts, including indirect costs, are subject to audit and adjustment by the Defense Contract Audit Agency (DCAA).
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
Recording the provision for income taxes requires management to make significant judgments and estimates for matters for which the ultimate resolution may not become known until the final resolution of an examination by taxing authorities or the statute of limitations lapses. Additionally, recording liabilities for uncertainty in income taxes

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

involves significant judgment in evaluating the Company’s tax positions and developing the best estimate of the taxes ultimately expected to be paid. Tax penalties and interest are included in income tax expense.
The Company has also recognized liabilities for uncertainty in income taxes when it is more likely than not that a tax position will not be sustained on examination and settlement with various taxing authorities. The Company records the largest amount of benefit that is more likely than not to be realized when the tax position is settled. To the extent we prevail in matters for which accruals have been established or are required to pay amounts in excess of reserves, our effective tax rate in a given financial period may be materially impacted.
Deferred tax assets and liabilities are netted by taxable jurisdiction and classified as noncurrent on the consolidated balance sheets.
Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents are comprised of cash in banks and highly liquid instruments, which primarily consist of bank deposits and investments in institutional money market funds. The Company includes outstanding payments within cash and cash equivalents and accounts payable on the consolidated balance sheets and as of February 3, 2023 and January 28, 2022 these amounts were $49 million and $54 million, respectively. The Company does not invest in high yield or high risk securities. The cash in bank accounts at times may exceed federally insured limits.
Restricted cash consists of cash on deposit in rabbi trusts that are contractually restricted from use in operations, but are subject to future claims of creditors. The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the consolidated balance sheets for the periods presented:

	February 3, 2023	January 28, 2022
	(in millions)
Cash and cash equivalents	$109	$106
Restricted cash included in other current assets	5	5
Restricted cash included in other assets	4	4
Cash, cash equivalents and restricted cash	$118	$115
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
Unbilled receivables, substantially all of which are expected to be billed and collected within one year, are stated at their estimated realizable value and consist of costs and fees billable on contract completion or the occurrence of a specified event, other than the passage of time. Legal title to the related accumulated costs of contracts in progress generally vests with the U.S. government on the Company’s receipt of progress payments. Progress payments received of $42 million and $76 million offset unbilled receivables as of February 3, 2023 and January 28, 2022, respectively. Contract retentions are billed when contract conditions have been met and may relate to uncompleted indirect cost negotiations with the U.S. government. Based on historical experience, the majority of retention balances are expected to be collected beyond one year. Retention is presented in other assets on the consolidated balance sheets, see Note 3. Write-offs of retention balances have not been significant.
Receivable balances are written-off in the period during which management determines they are uncollectable, and, at that time, such balances are removed from billed receivables and, if previously reserved, from the allowance.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Inventory
Inventory is substantially comprised of finished goods inventory purchased for resale to customers, such as tires and lubricants, and is valued at the lower of cost or net realizable value, generally using the average cost method. The Company evaluates current inventory against historical and planned usage to estimate the appropriate provision for obsolete inventory.
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
The amounts recognized in acquisition and integration costs on the consolidated statements of income are as follows:

	Year Ended
	February 3, 2023	January 28, 2022	January 29, 2021
	(in millions)
Acquisition(1)	$(2)	$3	$20
Integration(2)(3)	15	53	34
Total acquisition and integration costs	$13	$56	$54
(1)    Acquisition expenses in fiscal 2023 reflect adjustments to the fair value of the Koverse earnout liability. Acquisition expenses recognized for fiscal 2022 were related to the acquisitions of Halfaker and Koverse. Acquisition expenses recognized for fiscal 2021 were related to the acquisition of Unisys Federal. See Note 4 for additional information related to the acquisitions.
(2)    Integration expenses for fiscal 2021 include an $11 million loss associated with the sale of certain non-strategic international operations.
(3)    Integration expenses include $6 million of restructuring costs for fiscal 2021 and $17 million and $1 million for the impairment of assets for fiscal 2022 and 2021, respectively. See Note 5 for additional information related to restructuring and impairment costs.
Restructuring Costs
The Company periodically initiates restructuring activities to support business strategies, realign resources, and enhance its operational efficiency. Restructuring costs may include severance and other employee related termination costs, and costs associated with consolidating or closing facilities.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

One-time involuntary employee termination benefits are recognized as a liability and measured at fair value when the plan of termination has been communicated to employees and certain other criteria are met. Ongoing employee termination benefit arrangements are recognized as a liability and measured at fair value when it is probable that amounts will be paid and such amounts are reasonably estimable.
Costs to consolidate or close facilities primarily include lease obligation charges for exited facilities, including the impact of accelerated lease expense for right of use assets and accelerated depreciation expense for leasehold improvements with reductions in their estimated useful lives due to exited facilities.
Leases
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
The Company leases IT equipment and hardware to its customers. All of the Company’s lessor arrangements are operating leases. Operating lease income is recognized on a straight-line basis over the term of the lease and is reported as revenue on the consolidated statements of income.
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
Intangible assets with finite lives are amortized using the method that best reflects how their economic benefits are utilized or, if a pattern of economic benefits cannot be reliably determined, on a straight-line basis over their estimated useful lives. Intangible assets with finite lives are assessed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable at the asset group level.
Property, Plant, and Equipment
Property, plant, and equipment are carried at cost net of accumulated depreciation and amortization. Purchases of property, plant, and equipment, as well as costs associated with major renewals and betterments, are capitalized. Maintenance, repairs and minor renewals and betterments are expensed as incurred. When assets are sold or

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

otherwise disposed of, the cost and related accumulated depreciation or amortization are removed and any resulting gain or loss is recognized. See Note 7 for depreciation and amortization methods and estimated useful lives by major asset class.
Impairment of Long-lived Assets
The Company evaluates its long-lived assets (including right of use lease assets) for potential impairment whenever there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable and the carrying amount of the asset exceeds its estimated future undiscounted cash flows (including sublease income) at the asset group level. When the carrying amount of the asset exceeds its estimated future undiscounted cash flows, an impairment loss is recognized to reduce the asset’s carrying amount to its estimated fair value based on the present value of its estimated future cash flows.
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Non-financial assets acquired and liabilities assumed in a business combination were measured at fair value using income, market and cost valuation methodologies. See Note 4 for additional information. The fair value measurements were estimated using significant inputs that are not observable in the market and thus represent a Level 3 measurement.
Marketable Securities
Investments in marketable securities consist of equity securities, which are recorded at fair value using observable inputs such as quoted prices in active markets (Level 1). As of February 3, 2023 and January 28, 2022, the fair value of our investments total $28 million, and was included in other assets on the consolidated balance sheets. The Company's investments are primarily held in a custodial account, which includes investments to fund our deferred compensation plan liabilities.
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
Research and Development
The Company conducts research and development activities under customer-funded contracts and with company-funded independent research and development (IR&D) funds. IR&D efforts consist of projects involving basic research, applied research, development, and systems and other concept formulation studies. Company-funded IR&D expense is included in selling, general and administrative expenses (SG&A) and was $1 million, $4 million and $6 million in fiscal 2023, 2022 and 2021, respectively. Customer-funded research and development activities performed under customer contracts are charged directly to cost of revenues for those particular contracts.
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
The following table provides a reconciliation of the weighted-average number of shares outstanding used to compute basic and diluted EPS for the periods presented:

	Year Ended
	February 3, 2023	January 28, 2022	January 29, 2021
	(in millions)
Basic weighted-average number of shares outstanding	55.3	57.6	58.1
Dilutive common share equivalents - stock options and other stock-based awards	0.5	0.5	0.6
Diluted weighted-average number of shares outstanding	55.8	58.1	58.7
Antidilutive stock awards excluded from the weighted-average number of shares outstanding used to compute diluted EPS for fiscal 2023, 2022, and 2021 were immaterial.
Share Repurchases
The Company may repurchase shares in accordance with established repurchase plans. The Company retires its common stock upon repurchase with the excess over par value allocated to additional paid-in capital. The Company has not made any material purchases of common stock other than in connection with established share repurchase plans. In June 2022, the number of shares of our common stock that may be repurchased under our existing repurchase plan was increased 8.0 million shares, bringing the total authorized shares to be repurchased under the plan to approximately 24.4 million shares. As of February 3, 2023, the Company has repurchased approximately 17.0 million shares of its common stock under the plan.
Dividends
The Company declared and paid quarterly dividends of $0.37 per share every quarter for the years presented. Total dividends declared and paid were $1.48 per share during fiscal 2023, 2022 and 2021.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 3—Revenues:
Changes in Estimates on Contracts
Aggregate net changes in estimates on contracts accounted for using the cost-to-cost method of accounting were recognized in operating income as follows:

	Year Ended
	February 3, 2023	January 28, 2022	January 29, 2021
	(in millions, except per share amounts)
Favorable adjustments	$40	$40	$41
Unfavorable adjustments	(36)	(27)	(32)
Net favorable adjustments	4	13	9
Income tax effect	(1)	(3)	(2)
Net favorable adjustments, after tax	3	10	7
Basic EPS impact	$0.05	$0.17	$0.12
Diluted EPS impact	$0.05	$0.17	$0.12
Revenues were $7 million, $21 million and $21 million higher for fiscal 2023, 2022 and 2021, respectively, due to net revenue recognized from performance obligations satisfied in prior periods.
Disaggregation of Revenues
The Company's revenues are generated primarily from long-term contracts with the U.S. government including subcontracts with other contractors engaged in work for the U.S. government. The Company disaggregates revenues by customer, contract type and prime versus subcontractor to the federal government.
Disaggregated revenues by customer were as follows:

	Year Ended
	February 3, 2023	January 28, 2022	January 29, 2021
	(in millions)
Department of Defense	$3,806	$3,578	$3,292
Other federal government agencies	3,750	3,671	3,611
Commercial, state and local	148	145	153
Total	$7,704	$7,394	$7,056
Disaggregated revenues by contract type were as follows:

	Year Ended
	February 3, 2023	January 28, 2022	January 29, 2021
	(in millions)
Cost reimbursement	$4,282	$4,020	$3,773
Time and materials (T&M)	1,464	1,473	1,557
Firm-fixed price (FFP)	1,958	1,901	1,726
Total	$7,704	$7,394	$7,056

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Disaggregated revenues by prime versus subcontractor were as follows:

	Year Ended
	February 3, 2023	January 28, 2022	January 29, 2021
	(in millions)
Prime contractor to federal government	$6,996	$6,683	$6,337
Subcontractor to federal government	560	566	566
Other	148	145	153
Total	$7,704	$7,394	$7,056
Contract Balances
Contract balances for the periods presented were as follows:

	Balance Sheet line item	February 3, 2023	January 28, 2022
		(in millions)
Billed and billable receivables, net(1)	Receivables, net	$572	$615
Contract assets - unbillable receivables	Receivables, net	364	400
Contract assets - contract retentions	Other assets	15	17
Contract liabilities - current	Other accrued liabilities	48	55
Contract liabilities - non-current	Other long-term liabilities	$4	$9
(1)    Net of allowance of $4 million as of February 3, 2023 and January 28, 2022.
The changes in the Company's contract assets and contract liabilities during the current period primarily result from timing differences between the Company's performance, invoicing and customer payments. During fiscal 2023 and 2022, the Company recognized revenues of $46 million and $75 million relating to amounts that were included in the opening balance of contract liabilities as of January 28, 2022 and January 29, 2021, respectively.
Deferred Costs
Deferred costs for the periods presented were as follows:

	Balance Sheet line item	February 3, 2023	January 28, 2022
		(in millions)
Pre-contract costs	Other current assets	$7	$4
Fulfillment costs - non-current	Other assets	11	16
Costs to obtain	Other assets	$5	$3
Pre-contract costs of $6 million and $4 million were expensed during fiscal 2023 and 2022, respectively. Fulfillment costs of $5 million and $6 million were amortized during fiscal 2023 and 2022, respectively. Costs to obtain of $1 million were amortized during fiscal 2023 and 2022.
Remaining Performance Obligations
As of February 3, 2023, the Company had approximately $5 billion of remaining performance obligations. Remaining performance obligations exclude any variable consideration that is allocated entirely to unsatisfied performance obligations on our supply chain contracts. The Company expects to recognize revenue on approximately 80% of the remaining performance obligations over the next 12 months and approximately 95% over the next 24 months, with the remaining recognized thereafter.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 4—Acquisitions:
Halfaker
On July 2, 2021, the Company completed the acquisition of Halfaker, a mission focused, pure-play health IT company for a purchase price of $228 million, net of $3 million cash acquired. The Company funded the transaction from increased borrowings (as discussed in Note 11) and cash on hand. During the first quarter of fiscal 2023, the Company made fair value adjustments decreasing goodwill and increasing customer relationships intangible assets by $2 million. The Company has completed the determination of fair values of the acquired assets and liabilities assumed. The allocation of the purchase price resulted in goodwill of $104 million and intangible assets of $114 million, both of which are deductible for income tax purposes. The recognized goodwill is primarily associated with future customer relationships and an acquired assembled work force. The intangible assets consist of customer relationships of $97 million and backlog of $17 million and are being amortized over a period of nine years and one year, respectively. The Company made additional cash payments of $21 million in March 2022 associated with certain change in control provisions that are recognized as post-combination expense.
Koverse
On May 3, 2021, the Company acquired Koverse, a software company that provides a data management platform enabling artificial intelligence and machine learning on complex sensitive data, for a purchase price of $30 million, net of $2 million cash acquired. The purchase price included $3 million of contingent consideration, representing the acquisition date fair value recognized for up to $27 million gross of potential future earnout payments based on the achievement of certain revenue targets over the next four years. The Company has completed the allocation of the purchase price which resulted in goodwill of $21 million and intangible assets of $10 million, both of which are not deductible for income tax purposes. The goodwill is primarily associated with intellectual capital, future customer relationships, and an acquired assembled work force. The intangible assets, which primarily consist of developed technology, are being amortized over a weighted average period of seven years. As of February 3, 2023, the Company has recognized $12 million of the $13 million of post-combination compensation expense associated with employee retention agreements.
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
The Company recorded a $67 million provision for certain off-market customer contracts whose terms were unfavorable compared to the current market terms as of the acquisition date. An income approach was used to estimate fair value, involving estimates for future costs to complete the remaining performance under the contract as well as a market participant profit rate of return. The provision for off-market customer contracts is included in other long-term liabilities and is being amortized over the remaining contractual terms as an increase to revenue. During fiscal 2023 and 2022, the Company accelerated the amortization for certain off-market customer contracts as a result of changes in their expected contractual terms which resulted in additional amortization of $6 million and $15 million during fiscal 2023 and 2022, respectively. As of February 3, 2023, the remaining unamortized balance of the provision for certain off-market customer contracts is $5 million and is expected to be amortized by the end of fiscal 2024.
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following unaudited pro forma financial information presents the combined results of operations for Unisys Federal and the Company for the twelve months ended January 29, 2021:

Year Ended
January 29, 2021

Revenues	$7,146
Net income attributable to common stockholders	$258
The unaudited pro forma combined financial information presented above has been prepared from historical financial statements that have been adjusted to give effect to the acquisition of Unisys Federal as though it had occurred on the first day of fiscal 2020. They include adjustments for intangible asset amortization; interest expense and debt issuance costs on long-term debt; acquisition and other transaction costs; and certain costs allocated from the former parent. The unaudited pro forma financial information is not intended to reflect the actual results of operations that would have occurred if the acquisition had occurred on the first day of fiscal 2020, nor is it indicative of future operating results.
Note 5—Restructuring and Impairment:
Restructuring and impairment costs recognized were as follows:

		Year Ended
	Statement of Income line item	February 3, 2023	January 28, 2022	January 29, 2021
		(in millions)
2023 Restructuring:
Severance and other employee costs	SG&A and Cost of revenues	$6	$—	$—
Other associated costs	SG&A	14	—	—
2022 Restructuring:
Other associated costs	SG&A	—	1	—
2021 Restructuring:
Severance and other employee costs	SG&A	—	—	4
2019 Restructuring:
Severance and other employee costs	Acquisition and integration costs	—	—	2
Other associated costs	Acquisition and integration costs	—	—	4
Total restructuring costs		20	1	10
Impairment of assets	SG&A	4	1	1
Impairment of assets	Acquisition and integration costs	—	17	1
Total impairment of assets		4	18	2
Total restructuring costs and impairment		$24	$19	$12
In fiscal 2023, the Company initiated restructuring activities (the "2023 Restructuring") associated with the optimization of business processes and incurred consulting costs, severance and other employee costs, and other costs related to the consolidation of certain facilities. The Company expects to complete these restructuring activities in fiscal 2024. During fiscal 2023, cash paid for consulting costs was $5 million. The remaining liability for consulting costs ($2 million) and the severance and other employee costs will be paid in fiscal 2024.
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
In fiscal 2019, the Company initiated restructuring activities (the "2019 Restructuring") to realize cost synergies from the integration of Engility Holdings, Inc. (collectively with its consolidated subsidiaries, "Engility," which we acquired on January 14, 2019), which included employee termination costs and other costs associated with the optimization and consolidation of facilities. The 2019 Restructuring included total restructuring costs of $51 million, comprised of $40 million for severance and other employee costs and $11 million of other associated costs, such as contract terminations and costs incurred for facility consolidation. Cash paid for severance and other employee costs was $3 million and $12 million during fiscal 2021 and 2020, respectively. Cash paid for other associated costs was $4 million and $7 million during fiscal 2021 and 2020, respectively. The 2019 Restructuring was completed in fiscal 2021 and there was no remaining liability associated with this restructuring as of February 3, 2023 and January 28, 2022.
During fiscal 2023, 2022 and 2021, the Company recognized impairment charges for certain assets associated with exited facilities of $4 million, $18 million and $2 million, respectively.
Note 6—Goodwill and Intangible Assets:
Goodwill
Goodwill had a carrying value of $2,911 million and $2,913 million as of February 3, 2023 and January 28, 2022, respectively. There were no impairments of goodwill during the periods presented.
Intangible Assets
Intangible assets, all of which were finite-lived, consisted of the following:

	February 3, 2023			January 28, 2022
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
	(in millions)
Customer relationships	$1,467	$(466)	$1,001	$1,467	$(351)	$1,116
Backlog	—	—	—	17	(10)	7
Developed technology	10	(2)	8	10	(2)	8
Trade name	1	(1)	—	1	—	1
Total intangible assets	$1,478	$(469)	$1,009	$1,495	$(363)	$1,132
Amortization expense related to intangible assets was $125 million, $128 million and $147 million for fiscal 2023, 2022 and 2021, respectively. There were no impairments of intangible assets during the periods presented. Intangible assets with a gross carrying value of $19 million became fully amortized during fiscal 2023 and are no longer reflected in the gross carrying value and accumulated amortization as of February 3, 2023.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of February 3, 2023, the estimated future annual amortization expense related to intangible assets is as follows:

Fiscal Year	(in millions)
2024	$115
2025	115
2026	115
2027	115
2028	98
Thereafter	451
Total	$1,009
Actual amortization expense in future periods could differ from these estimates as a result of future acquisitions, divestitures, impairments and other factors.
Note 7—Property, Plant, and Equipment:
Property, plant, and equipment, depreciation and amortization methods, and estimated useful lives by major asset class were as follows:

	Depreciation or amortization method	Estimated useful lives (in years)	February 3, 2023	January 28, 2022
			(in millions)
Computer equipment	Straight-line or declining balance	3-10	$92	$97
Capitalized software and software licenses	Straight-line or declining balance	3-10	47	47
Leasehold improvements	Straight-line	Shorter of lease term or 10	109	94
Office furniture and fixtures	Straight-line or declining balance	3-10	19	20
Buildings and improvements	Straight-line	40	7	7
Construction in process			11	16
Land			1	1
Property, plant, and equipment			286	282
Accumulated depreciation and amortization			(194)	(182)
Property, plant, and equipment, net			$92	$100
Depreciation and amortization expense for property, plant, and equipment was $32 million, $37 million and $32 million in fiscal 2023, 2022 and 2021, respectively.
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The EIP provides the Company’s employees and directors the opportunity to receive various types of stock-based compensation and cash awards. The terms of the stock-based awards granted to employees and directors are the same, except that those for directors cliff vest within one year of the grant date. As of February 3, 2023, the Company has outstanding stock options, vested and vesting stock awards, and performance share awards under this plan. Stock options granted under the EIP generally become exercisable 33%, 33% and 33% after one, two and three years, respectively, while vesting stock awards granted prior to fiscal 2020 generally vest 25%, 25%, 25% and 25% after one, two, three and four years, respectively. Vesting stock awards granted in fiscal 2020 and thereafter generally vest 33%, 33% and 33% after one, two and three years, respectively. The maximum contractual term for stock options granted under the EIP is ten years, but historically the Company has granted stock options with a seven-year contractual term. The requisite service period is accelerated for employees meeting retirement eligibility conditions. Vesting accelerates for eligible officers upon termination of employment, subject to certain conditions set forth in the Company’s Executive Severance, Change in Control and Retirement Policy effective July 1, 2020. Stock-based awards generally provide for accelerated vesting if there is a change in control (as defined in the EIP). Vesting stock awards and performance share awards have forfeitable rights to dividends. As of February 3, 2023, the total authorized shares of common stock for issuance under the EIP is 8.5 million.
The Company grants performance-based stock awards to certain officers and key employees under the EIP. Performance shares are rights to receive shares of the Company’s stock upon satisfaction of certain requirements. Performance-based stock awards granted prior to fiscal 2022 include service and performance conditions. Performance-based stock awards granted in fiscal 2022 and thereafter also include market conditions. For performance-based stock awards granted prior to fiscal 2023, the performance metrics are based on annual operating cash flows and a three year cumulative measure of earnings. For performance-based stock awards granted in fiscal 2023, the performance metrics are based on three year cumulative operating cash flows and a three year cumulative measure of earnings. The market conditions for awards granted in fiscal 2022 and thereafter are based on the Company's total shareholder return over the three year performance period as compared to the total shareholder return for a specified group of companies over the same period. These awards cliff vest at the end of the third fiscal year following the grant date, subject to meeting the minimum service requirements and the achievement of the Company’s performance metrics and market conditions, with the number of shares ultimately issued, if any, ranging up to 200% of the specified target shares. If performance is below a minimum threshold level of performance, no shares will be issued.
The Management Stock Compensation Plan provides for awards in share units to eligible employees. Benefits are payable in shares of the Company’s stock that are held in a trust for the purpose of funding benefit payments to the participants. During fiscal 2017, all remaining outstanding awards in the Management Stock Compensation Plan vested. The Board of Directors may at any time amend or terminate the Management Stock Compensation Plan. In the event of a change in control of the Company (as defined by the Management Stock Compensation Plan), participant accounts will be immediately distributed, otherwise participant accounts will generally be distributed upon retirement based on the participant’s payout election, or upon termination. The Management Stock Compensation Plan does not provide for a maximum number of shares available for future issuance.
The Company’s ESPP allows eligible employees to purchase shares of the Company’s stock at a discount of up to 15% of the fair market value on the date of purchase. During the three fiscal years ended February 3, 2023, the ESPP discount was 5% of the fair market value on the date of purchase, thereby resulting in the ESPP being non-compensatory. As of February 3, 2023, 3.4 million shares of the Company’s stock are authorized for issuance under the ESPP.
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Expense and Related Tax Benefits Recognized
Stock-based compensation expense and related tax benefits recognized under the Plans were:

	Year Ended
	February 3, 2023	January 28, 2022	January 29, 2021
	(in millions)
Stock-based compensation expense:
Stock options	$—	$1	$3
Vesting stock awards	38	36	32
Performance share awards	10	9	7
Total stock-based compensation expense	$48	$46	$42
Tax benefits recognized from stock-based compensation	$16	$15	$14
Stock-based compensation expense for stock options was not material for fiscal 2023.
Stock Options
Stock options are granted with their exercise price equal to the closing market price of the Company’s stock on the last trading day preceding the grant date.
Stock option activity for the year ended February 3, 2023 was:

	Shares of stock under stock options	Weighted-average exercise price	Weighted-average remaining contractual term	Aggregate intrinsic value
	(in millions)		(in years)	(in millions)
Outstanding at January 28, 2022	0.6	$72.34	3.3	$6
Options granted	—	—
Options forfeited or expired	—	—
Options exercised	(0.2)	68.89
Outstanding at February 3, 2023	0.4	$74.57	2.9	$11
Exercisable at February 3, 2023	0.3	$74.67	2.8	$10
Vested and expected to vest at February 3, 2023	0.4	$74.57	2.9	$11
As of February 3, 2023, the unrecognized compensation cost, net of estimated forfeitures, related to stock options was not material.
The following table summarizes activity related to exercises of stock options:

	Year Ended
	February 3, 2023	January 28, 2022	January 29, 2021
	(in millions)
Cash received from exercises of stock options	$—	$1	$—
Stock exchanged at fair value upon exercises of stock options	$1	$1	$1
Tax benefits from exercises of stock options	$1	$1	$2
Total intrinsic value of options exercised	$8	$4	$8
 The fair value of stock option awards granted under the Company’s plan were valued using the Black-Scholes option-pricing model based on the following assumptions:
Expected Term--The expected term was calculated from the Company's historical settlement data.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
The weighted-average grant date fair value and assumptions used to determine the fair value of stock options granted for the periods presented were:

Year Ended
January 29, 2021
Weighted-average grant-date fair value	$17.54
Expected term (in years)	3.8
Expected volatility	35.5%
Risk-free interest rate	0.3%
Dividend yield	1.8%
Vesting Stock Awards
Vesting stock award activity for the year ended February 3, 2023 was:

	Shares of stock under vesting stock awards	Weighted-average grant date fair value
	(in millions)
Unvested at January 28, 2022	1.0	$80.78
Awards granted	0.6	95.43
Awards forfeited	(0.1)	85.94
Awards vested	(0.5)	79.87
Unvested at February 3, 2023	1.0	$89.60
The grant date fair value of vesting stock awards is based on the closing market price of the Company’s stock on the last trading day preceding the grant date. The weighted-average grant date fair value of the vesting stock awards granted in fiscal 2023, 2022 and 2021 was $95.43, $83.65 and $76.41, respectively. As of February 3, 2023 there was $46 million of unrecognized compensation cost, net of estimated forfeitures, related to vesting stock awards, which is expected to be recognized over a weighted-average period of 1.8 years. The fair value of vesting stock awards that vested in fiscal 2023, 2022 and 2021 was $44 million, $39 million and $32 million, respectively.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Performance Share Awards
Performance share award activity for the year ended February 3, 2023 was:

	Shares of stock under performance shares	Weighted-average grant date fair value
	(in millions)
Unvested at January 28, 2022	0.2	$78.13
Awards granted	0.2	100.94
Awards forfeited	—	—
Awards vested	(0.1)	74.46
Performance adjustments	—	—
Unvested at February 3, 2023	0.3	$91.63
The actual number of shares to be issued upon vesting range between 0-200% of the specified target shares. In the table above, the number of performance shares are presented at 100% of the specified target shares, except for awards that vested and the performance adjustment. The vested amount reflects the number of shares to be issued based on the actual achievement of the performance goals for shares that vested during the period. The performance adjustment amount reflects the increase or decrease in the number of performance shares vested compared to the number of performance shares that would have vested at target.
The weighted-average grant date fair value of the performance share awards granted in fiscal 2023, 2022 and 2021 was $100.94, $80.57 and $74.40, respectively. For performance shares granted prior to fiscal 2022, the grant date fair value was based on the closing market price of the Company’s common stock on the last trading day preceding the grant date. For performance share awards granted in fiscal 2022 and thereafter, the grant date fair value was determined using a Monte Carlo simulation model that incorporated multiple valuation assumptions, including the Company's expected total shareholder return relative to a specified group of companies defined within the award agreement. The primary assumptions included an expected volatility of 38.02% and 39.73% for fiscal 2023 and 2022, respectively, and a risk-free interest rate of 2.44% and 0.32% for fiscal 2023 and 2022, respectively. The expected volatility was based on the historical volatility of the Company over a period commensurate with the expected term of the award as of the date of grant. The risk-free interest rate was based on the yield curve of a zero-coupon U.S. Treasury bond with a maturity equal to the expected term of the award on the date of grant.
The fair value of performance share awards that vested in fiscal 2023 was $10 million. For unvested performance shares as of February 3, 2023 the Company expects to issue 0.3 million shares of stock in the future based on the estimated future achievement of the performance goals. As of February 3, 2023 there was $11 million of unrecognized compensation cost, net of estimated forfeitures, related to performance share awards, which is expected to be recognized over a weighted-average period of 1.8 years.
Note 9—Retirement Plans:
Defined Contribution Plans
The Company sponsors the Science Applications International Corporation Retirement Plan (a qualified defined contribution 401(k) plan) and an employee stock ownership plan, in which most employees are eligible to participate. There are a variety of investment options available, including the Company's stock.
The Science Applications International Corporation Retirement Plan allows eligible participants to contribute a portion of their income through payroll deductions and the Company makes matching company contributions and may also make discretionary contributions. The Company contributions expensed for defined contribution plans were $80 million, $79 million and $73 million in fiscal 2023, 2022 and 2021, respectively.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Deferred Compensation Plans
The Company maintains the Science Applications International Corporation Deferred Compensation Plan (DCP) which provides certain eligible employees and directors an opportunity to defer some or all of their compensation on an unfunded, nonqualified basis. Participant deferrals are fully vested and diversified at the participant’s direction among the investment options offered under the DCP. Participant accounts are credited with a rate of return based on the performance of the investment options selected. Distributions are made in cash. Deferred balances are paid on retirement based on the participant’s payout election, or upon termination. The Company may provide discretionary contributions to participants, but no Company contributions have been made.
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
Defined Benefit Plans
In connection with the acquisition of Engility in fiscal 2019, SAIC assumed two defined benefit plans sponsored by Engility for certain current and former employees: a Defined Benefit Pension Plan (Pension Plan) and a Retiree Health Reimbursement Account Plan (RHRA Benefit Plan). Membership and participants' calculated pension benefit are frozen in the Pension Plan and membership in the RHRA Benefit Plan is frozen.
Our funding policy is to contribute at least the minimum amount required by the Employee Retirement Income Security Act of 1974. Additional amounts are contributed to assure that plan assets will be adequate to provide retirement benefits. During fiscal 2024, the Company expects to contribute $1 million to fund the RHRA Benefit Plan.
During fiscal 2023, the Company recognized a net gain of $4 million on its retirement plans within other comprehensive income. The gain was comprised of a $10 million gain due to an increase in discount rates, partially offset by a $6 million loss due to the difference between actual investment return and expected return.
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Net Periodic Benefit Cost
The net periodic benefit (income) cost was as follows:

	Pension Plan			RHRA Benefit Plan

	Year Ended
	February 3, 2023	January 28, 2022	January 29, 2021	February 3, 2023	January 28, 2022	January 29, 2021
	(in millions)
Interest cost on projected benefit obligation	$2	$1	$2	$—	$1	$—
Expected return on plan assets	(3)	(3)	(3)	—	—	—
Settlement cost	—	—	1	—	—	—
Net periodic benefit (income) cost	$(1)	$(2)	$—	$—	$1	$—
Obligations and Funded Status
The projected benefit obligation, fair value of plan assets and funded status for each plan are as follows:

	Pension Plan		RHRA Benefit Plan
	February 3, 2023	January 28, 2022	February 3, 2023	January 28, 2022
	(in millions)
Change in benefit obligation:
Benefit obligation at beginning of year	$63	$70	$13	$14
Interest cost	2	1	—	1
Benefits paid	(5)	(5)	(1)	(1)
Actuarial gain	(8)	(3)	(2)	(1)
Benefit obligation at end of year	$52	$63	$10	$13
Change in plan assets:
Fair value of plan assets at beginning of year	54	55	—	—
Actual return on plan assets	(3)	4	—	—
Employer contributions	—	—	1	1
Benefits paid	(5)	(5)	(1)	(1)
Fair value of plan assets at end of year	$46	$54	$—	$—
Unfunded status	$6	$9	$10	$13
Amounts recognized in the consolidated balance sheets consist of:

	Pension Plan		RHRA Benefit Plan
	February 3, 2023	January 28, 2022	February 3, 2023	January 28, 2022
	(in millions)
Other accrued liabilities	$—	$—	$1	$1
Other long-term liabilities	6	9	9	12
Net amount recognized	$6	$9	$10	$13
Assumptions
The Company uses the spot rate approach to measure liabilities and interest costs for defined benefit obligations. Under the spot rate approach, the Company uses individual spot rates along the yield curve that correspond with the timing of each benefit payment.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
The following assumptions were used to determine the benefit obligations and net periodic benefit costs:

	Pension Plan			RHRA Benefit Plan
	February 3, 2023	January 28, 2022	January 29, 2021	February 3, 2023	January 28, 2022	January 29, 2021
Discount rate	4.94%	3.13%	2.47%	4.85%	2.78%	1.86%
Interest cost effective rate	2.61%	1.72%	2.47%	2.33%	1.35%	2.27%
Expected rate of return on assets	5.25%	5.50%	5.50%	N/A	N/A	N/A
Pension Plan Assets
The Company's investment policy includes a periodic review of the Pension Plan's investment in the various asset classes. During fiscal 2023, the Company's overall investment strategy was for plan assets to achieve a long-term rate of return of 5.25%, with a wide diversification of asset types, fund strategies and fund managers. The target allocation for the plan assets is 44% in domestic equity securities, 20% international equity securities, 31% in fixed income securities and 5% in cash and cash equivalents. The risk management practices include regular evaluations of fund managers to ensure the risk assumed is commensurate with the given investment style and objectives. According to the plan's investment policy, performance will be evaluated across all time periods, with a particular emphasis on longer-term returns relative to associated peers and benchmarks.
The fair value measurement of plan assets by category is as follows:

Asset Category	Fair Value Hierarchy	February 3, 2023	January 28, 2022
		(in millions)
Mutual funds
Equity	Level 1	$30	$34
Fixed income	Level 1	8	9
Guaranteed deposit account	Level 3	1	3
Subtotal		39	46
Collective trust - fixed income(1)	Measured at NAV	7	8
Total		$46	$54
(1)Collective trusts are measured at fair value using net asset value (NAV) as a practical expedient and have not been categorized in the fair value hierarchy.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
A reconciliation of the beginning and ending balances of the Guaranteed Deposit Account (GDA) is as follows:

Guaranteed Deposit Account
(in millions)
Balance at January 29, 2021	$3
Purchases	5
Sales	(5)
Balance at January 28, 2022	3
Purchases	3
Sales	(5)
Balance at February 3, 2023	$1
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
Estimated Future Benefit Payments
The following table sets forth the expected timing of benefit payments by fiscal year:

Fiscal Year	Pension Plan	RHRA Benefit Plan	Total
	(in millions)
2024	$5	$1	$6
2025	5	1	6
2026	5	1	6
2027	5	1	6
2028	4	1	5
Five subsequent fiscal years	$21	$5	$26

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 10—Income Taxes:
Substantially all of the Company’s income before income taxes for the three fiscal years ended February 3, 2023 is subject to taxation in the United States. The provision for income taxes for each of the periods presented include the following:

	Year Ended
	February 3, 2023	January 28, 2022	January 29, 2021
	(in millions)
Current:
Federal	$69	$13	$34
State	20	7	14
Deferred:
Federal	(15)	48	10
State	(2)	11	2
Total	$72	$79	$60
A reconciliation of the provision for income taxes to the amount computed by applying the statutory federal income tax rate to income before income taxes for each of the periods presented was as follows:

	Year Ended
	February 3, 2023	January 28, 2022	January 29, 2021
	(in millions)
Amount computed at the statutory federal income tax rate	$79	$75	$57
State income taxes, net of federal tax benefit	13	16	13
Research and development and other federal credits	(8)	(9)	(8)
Non-deductible compensation	3	3	3
Excess tax benefits for stock-based compensation	(3)	(3)	(3)
Foreign-derived intangible income	(12)	(6)	(1)
Other	—	3	(1)
Total	$72	$79	$60
Effective income tax rate	19.3%	22.1%	22.1%
The effective income tax rate for fiscal 2023 is below the rate in fiscal 2022 primarily due to additional tax deductions from foreign-derived intangible income studies.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes are recorded for differences in the basis of assets and liabilities for financial reporting purposes and tax reporting purposes. Deferred tax assets (liabilities) were comprised of:

	February 3, 2023	January 28, 2022
	(in millions)
Accrued vacation and bonuses	$28	$30
Accrued liabilities	17	12
Deferred compensation	17	18
Stock awards	9	10
Net operating loss and other carryforwards	80	94
Fixed asset basis difference	2	—
Deferred revenue	—	17
Lease liability	50	63
Research and development expenditures	152	—
Accumulated other comprehensive loss	—	13
Valuation allowance	(8)	(7)
Total deferred tax assets	347	250
Deferred revenue	(21)	—
Payroll tax deferral	(2)	(2)
Fixed asset basis difference	—	(3)
Purchased intangible assets	(264)	(235)
Right of use assets	(40)	(53)
Accumulated other comprehensive income	(6)	—
Total deferred tax liabilities	(333)	(293)
Net deferred tax assets (liabilities)	$14	$(43)
For fiscal 2023, net deferred tax assets are presented in other assets on the consolidated balance sheets. For fiscal 2022, net deferred tax liabilities are presented as deferred income taxes on the consolidated balance sheets. Deferred tax assets for both periods include state tax credit carryforwards for which the Company has set up a valuation allowance.
The changes in the unrecognized tax benefits, excluding accrued interest and penalties, were:

	Year Ended
	February 3, 2023	January 28, 2022	January 29, 2021
	(in millions)
Unrecognized tax benefits at beginning of the year	$78	$66	$51
Additions for tax positions related to prior years	5	2	8
Additions for tax positions related to the current year	75	10	9
Reductions for prior year tax positions related to statute expiration	—	—	(2)
Unrecognized tax benefits at end of the year	$158	$78	$66
Unrecognized tax benefits that, if recognized, would affect the effective income tax rate	$90	$70	$66

Beginning in fiscal 2023, the Tax Cuts and Jobs Act of 2017 (TCJA) eliminated the option for taxpayers to deduct certain research and development expenditures in the year incurred and instead requires taxpayers to capitalize and amortize such research expenditures over five years. During the year ended February 3, 2023, as a result of

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

the TCJA, the Company recognized an increase in unrecognized tax benefits of approximately $61 million with a corresponding increase to net deferred tax assets. It is reasonably possible that within the next twelve months our liabilities associated with uncertain tax positions may increase by approximately $50 million related to capitalized research and development costs. The actual impact will depend on the amount of research and development costs incurred by the Company, whether Congress modifies, or repeals this provision and whether new guidance and interpretive rules are issued by the U.S. Treasury, among other factors.
The Company recognizes net interest and penalties as a component of income tax expense. As of February 3, 2023, our accrued interest and penalties related to unrecognized tax benefits was approximately $8 million.
The Company has filed income tax returns in the U.S. and in various foreign jurisdictions, which may be subject to routine compliance reviews by the Internal Revenue Service (IRS) and other taxing authorities. While the Company believes it has adequate accruals for uncertain tax positions, the tax authorities may determine that the Company owes taxes in excess of recorded accruals or the recorded accruals may be in excess of the final settlement amounts agreed to by tax authorities. The Company’s tax returns for fiscal years 2016 through 2022 remain subject to examination by the IRS and various other tax jurisdictions. The Company is currently under examination by the IRS for fiscal years 2016 through 2019.
As of February 3, 2023, the Company has approximately $62 million of tax effected federal loss carryforwards, $9 million of tax effected state loss carryforwards and approximately $9 million of state credit carryforwards that will begin to expire in fiscal 2025. The valuation allowance of $8 million at February 3, 2023 relates to these state credit carryforwards.
Note 11—Debt Obligations:
The Company’s long-term debt as of the periods presented was as follows:

	February 3, 2023					January 28, 2022
	Stated interest rate	Effective interest rate	Principal	Unamortized debt issuance costs	Net	Principal	Unamortized debt issuance costs	Net
			(in millions)
Term Loan A Facility due June 2027	5.91%	6.03%	$1,230	$(5)	$1,225	$—	$—	$—
Term Loan A Facility due October 2023	—%	—%	$—	$—	$—	$785	$(5)	$780
Term Loan A2 Facility due October 2023	—%	—%	—	—	—	100	—	100
Term Loan B Facility due October 2025	6.54%	6.75%	488	(3)	485	983	(7)	976
Term Loan B2 Facility due March 2027	6.54%	6.99%	272	(4)	268	272	(5)	267
Senior Notes due April 2028	4.88%	5.11%	400	(4)	396	400	(5)	395
Total long-term debt			$2,390	$(16)	$2,374	$2,540	$(22)	$2,518
Less current portion			31	—	31	148	—	148
Total long-term debt, net of current portion			$2,359	$(16)	$2,343	$2,392	$(22)	$2,370
As of February 3, 2023, the Company has a $3.0 billion secured credit facility (the Credit Facility) consisting of a Term Loan A Facility due June 2027, a Term Loan B Facility due October 2025, a Term Loan B2 Facility due March 2027 (together, the Term Loan Facilities), and a $1.0 billion secured Revolving Credit Facility due June 2027. Any obligations under the Credit Facility are secured by liens on substantially all of the assets of the Company and its subsidiaries. The Revolving Credit Facility is available to the Company through June 2027 and there is no balance outstanding as of February 3, 2023. During fiscal 2023, the Company borrowed and repaid $410 million under the Revolving Credit Facility. As of February 3, 2023, the Company was in compliance with the covenants under its Credit Facility.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
Borrowings under the Term Loan A Facility due October 2023 amortized quarterly beginning on January 31, 2020 at 1.25% of the original borrowed amount thereunder, with such quarterly amortization payments increasing to 1.875% on January 31, 2021 and then to 2.50% on January 31, 2022. Borrowings under the Term Loan B Facility due October 2025 amortize quarterly at 0.25% of the original borrowed amount.
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
On June 30, 2022, the Company executed the Fifth Amendment to the Third Amended and Restated Credit Agreement (Fifth Amendment), which established, among other things, a $1,230 million senior secured term loan credit facility (Term Loan A Facility due June 2027) and increased the Revolving Credit Facility commitment from $400 million to $1,000 million. The entire Term Loan A Facility due June 2027 was immediately borrowed by the Company and the proceeds were used to pay in full the outstanding principal balances under the Term Loan A Facility due October 2023 and Term Loan A2 Facility due October 2023 and to prepay $400 million of principal on the Term Loan B Facility due October 2025. In fiscal 2023, the Company wrote off deferred debt issuance costs of $3 million associated with the Term Loan B Facility due October 2025 voluntary principal prepayments which was recognized in interest expense.

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
Prior to its prepayment on June 30, 2022, borrowings under the Term Loan A2 Facility due October 2023 amortized quarterly beginning on October 31, 2021 at 0.3125% of the original borrowed amount thereunder. The Term Loan A2 Facility due October 2023 bore interest at a variable rate of interest based on LIBOR or a base rate, plus an applicable margin of 1.25% to 2.00% for LIBOR loans and 0.25% to 1.00% for base rate loans, dependent on the Company’s leverage ratio.
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
The Company incurred $8 million of debt issuance costs associated with the Fifth Amendment, of which $2 million was recognized in interest expense, with the remaining $6 million deferred and amortized to interest expense through the maturity dates of the facilities utilizing the effective interest rate method.
The scheduled principal repayments for the Term Loan Facilities may be further reduced or eliminated by annual mandatory prepayments of a portion of SAIC’s Excess Cash Flow (as defined in the Third Amended Credit Agreement). Mandatory principal prepayments are allocated to the Term Loan Facilities on a pro rata basis and reduce the remaining scheduled principal installments for each facility. Voluntary principal prepayments may be applied to either or individual loans at the Company’s direction. In addition to the voluntary principal prepayments mentioned above associated with the Second Amendment and Fifth Amendment, the Company made $90 million and $35 million of voluntary principal prepayments on the Term Loan B Facility due October 2025 in fiscal 2023 and 2022, respectively.
Maturities of long-term debt as of February 3, 2023 are:

Fiscal Year	Total
(in millions)
2024	$31
2025	77
2026	596
2027	123
2028	1,163
Thereafter	400
Total principal payments	$2,390

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 12—Derivative Instruments Designated as Cash Flow Hedges:
The Company’s derivative instruments designated as cash flow hedges consist of:

					Fair Value of Asset (Liability)(1) at
	Notional Amount at February 3, 2023	Pay Fixed Rate	Receive Variable Rate	Settlement and Termination	February 3, 2023	January 28, 2022
	(in millions)				(in millions)
Interest rate swaps #1	685	2.96%	Term SOFR	Monthly through October 31, 2025	16	(39)
Interest rate swaps #2	475	2.36%	Term SOFR	Monthly through October 31, 2023	9	(12)
Total	$1,160				$25	$(51)
(1)The fair value of the fixed interest rate swap asset is included in other assets on the consolidated balance sheets. The fair value of the fixed interest rate swaps liability is included in other accrued liabilities on the consolidated balance sheets.
The Company is party to fixed interest rate swap instruments that are designated and accounted for as cash flow hedges to manage risks associated with interest rate fluctuations on a portion of the Company’s floating rate debt. The counterparties to all swap agreements are financial institutions. See Note 13 for the unrealized change in fair values on cash flow hedges recognized in other comprehensive income (loss) and the amounts reclassified from accumulated other comprehensive income (loss) into earnings for the current and comparative periods presented. The Company estimates that it will reclassify $22 million of unrealized gains from accumulated other comprehensive income into earnings in the twelve months following February 3, 2023.
On June 30, 2022 and in conjunction with the Fifth Amendment, the Company transitioned the variable rate on its interest rate swaps from 1-month LIBOR to 1-month Term SOFR. Effective with the transition, the Company will pay fixed rates of 2.96% and 2.36% on the group of interest rate swaps maturing on October 31, 2025 and October 31, 2023, respectively. The Company elected to apply the optional expedient in ASC 848, Reference Rate Reform, in connection with transitioning its interest rate swaps from LIBOR to Term SOFR that enabled it to consider the new swaps a continuation of the existing contracts. As a result, the transition did not have an impact on the Company’s hedge accounting or a material impact to the Company’s financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 13—Changes in Accumulated Other Comprehensive Income (Loss) by Component:
The following table presents the changes in accumulated other comprehensive income (loss) attributable to the Company’s defined benefit plans and fixed interest rate swap cash flow hedges that are discussed in Note 9 and Note 12, respectively.

	Unrealized Gains (Losses) on Fixed Interest Rate Swap Cash Flow Hedges(1)	Defined Benefit Obligation Adjustment(2)	Total
	(in millions)
Balance at January 31, 2020	$(67)	$(5)	$(72)
Other comprehensive (loss) income before reclassifications	(55)	1	(54)
Amounts reclassified from accumulated other comprehensive loss	29	1	30
Income tax impact	7	—	7
Net other comprehensive (loss) income	(19)	2	(17)
Balance at January 29, 2021	$(86)	$(3)	$(89)
Other comprehensive income before reclassifications	31	5	36
Amounts reclassified from accumulated other comprehensive loss	34	—	34
Income tax impact	(17)	(1)	(18)
Net other comprehensive income	48	4	52
Balance at January 28, 2022	$(38)	$1	$(37)
Other comprehensive income before reclassifications	67	4	71
Amounts reclassified from accumulated other comprehensive income (loss)	9	—	9
Income tax impact	(20)	(1)	(21)
Net other comprehensive income	56	3	59
Balance at February 3, 2023	$18	$4	$22
(1)The amount reclassified from accumulated other comprehensive income (loss) is included in interest expense.
(2)The amount reclassified from accumulated other comprehensive income (loss) is included in other (income) expense, net.
Note 14—Sale of Receivables:
The Company has a Master Accounts Receivable Purchase Agreement (MARPA Facility) with MUFG Bank, Ltd. (the Purchaser) for the sale of up to a maximum amount of $300 million of certain designated eligible receivables with the U.S. government. Effective March 31, 2022, the Company amended the MARPA Facility to transition the purchase discount rate defined within the facility agreement from using LIBOR to Term SOFR. The amendment did not have a material impact on the Company's financial statements. The receivables sold under the MARPA Facility are without recourse for any U.S. government credit risk. The MARPA Facility automatically renews each year unless one of the parties gives prior notice to terminate.
The receivable transfers under the MARPA Facility have been recognized as sales, as the receivables had been legally isolated from the Company, the financial institution had a right to pledge or exchange the assets received and we do not maintain effective control over the transferred receivables. The fair value of the sold receivables approximated their book value due to their short-term nature.
The Company does not retain an ongoing financial interest in the transferred receivables other than cash collection and administrative services. The Company estimated that its servicing fee was at fair value and therefore has not recognized a servicing asset or liability as of February 3, 2023 and January 28, 2022. Proceeds from the sale of receivables are reflected as cash flows from operating activities on the consolidated statements of cash flows.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

During fiscal 2023, 2022 and 2021, the Company incurred purchase discount fees of $8 million, $2 million and $2 million, respectively, which are presented in other (income) expense, net on the consolidated statements of income.
MARPA Facility activity consisted of the following:

	Year Ended
	February 3, 2023	January 28, 2022
	(in millions)
Beginning balance	$200	$185
Sale of receivables	3,729	3,224
Cash collections	(3,679)	(3,209)
Outstanding balance sold to Purchaser(1)	250	200
Cash collected, not remitted to Purchaser(2)	(30)	(23)
Remaining sold receivables	$220	$177
(1)    For fiscal 2023 and 2022, the Company recorded a net increase to cash flows from operating activities of $50 million and $15 million, respectively, from sold receivables.
(2)    Primarily represents the cash collected on behalf of but not yet remitted to the Purchaser as of February 3, 2023 and January 28, 2022. This balance is included in accounts payable on the consolidated balance sheets.
Note 15—Leases:
Total operating lease cost is comprised of the following:

	Year Ended
	February 3, 2023	January 28, 2022	January 29, 2021
	(in millions)
Operating lease cost	$67	$92	$74
Variable lease cost	11	17	21
Short-term lease cost	2	9	35
Sublease income	—	(1)	(2)
Total lease cost	$80	$117	$128
Lease cost and sublease income are included primarily in cost of revenues and SG&A, except for $12 million and $1 million of impairment of right of use assets for fiscal 2022 and 2021, respectively, that are included in acquisition and integration costs.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company's ROU assets and lease liabilities consisted of the following:

	Balance Sheet line item	February 3, 2023	January 28, 2022
		(in millions)
Operating lease ROU asset	Operating lease right of use assets	$158	$209

Operating lease current liability	Other accrued liabilities	42	52
Operating lease non-current liability	Operating lease liabilities	152	192
Total operating lease liabilities		$194	$244
Other supplemental operating lease information consists of the following:

	Year Ended
	February 3, 2023	January 28, 2022	January 29, 2021
	(in millions)
Cash paid for amounts included in the measurement of operating lease liabilities	$62	$74	$77
ROU assets obtained in exchange for new operating lease obligations	$15	$54	$110
Maturities of operating lease liabilities as of February 3, 2023 were as follows:

Fiscal Year	Total
(in millions)
2024	$48
2025	49
2026	41
2027	35
2028	19
Thereafter	19
Total minimum lease payments	211
Less: imputed interest	(17)
Present value of operating lease liabilities	$194
The weighted-average remaining lease term and the weighted-average discount rate was 5 years and 3.5% as of February 3, 2023, respectively, and 5 years and 3.1% as of January 28, 2022, respectively.
As of February 3, 2023, the Company had rental commitments of $3 million for facility leases that have not yet commenced. These operating leases are expected to commence in fiscal 2024 and have a weighted-average lease term of approximately 10 years.
During fiscal 2023, the Company recognized revenue of $23 million from the exercise of purchase options under certain lessor arrangements. Operating lease income was $2 million, $18 million and $40 million for fiscal 2023, 2022 and 2021, respectively. As of February 3, 2023, the Company's remaining lessor arrangements were immaterial.
Note 16—Business Segment Information:
The Company is organized as a matrix comprised of two customer facing operating sectors supported by an enterprise solutions and operations organization. We define our operating sectors based on the way our chief operating decision maker (CODM), currently our Chief Executive Officer, manages the operations for the purpose of allocating resources and assessing performance.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
Substantially all of the Company’s revenues and tangible long-lived assets are generated and located in the United States. As such, financial information by geographic location is not presented.
In each of fiscal 2023, 2022 and 2021, 98% of our total revenues were attributable to prime contracts with the U.S. government or to subcontracts with other contractors engaged in work for the U.S. government.
Note 17—Legal Proceedings and Commitments and Contingencies:
Legal Proceedings
The Company is involved in various claims and lawsuits arising in the normal conduct of its business, none of which the Company’s management believes, based on current information, is expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.
In April 2022, the Company received a Federal Grand Jury Subpoena in connection with a criminal investigation being conducted by the U.S. Department of Justice, Antitrust Division (DOJ). As required by the subpoena, the Company has provided the DOJ with a broad range of documents related to the investigation, and the Company’s collection and production process remains ongoing. The Company is fully cooperating with the investigation. At this time, it is not possible to determine whether the Company will incur, or to reasonably estimate the amount of, any fines, penalties or further liabilities in connection with the investigation pursuant to which the subpoena was issued.
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
The indirect cost audits by the DCAA of the Company’s business remain open for certain prior years and the current year. Although the Company has recorded contract revenues based on an estimate of costs that the Company believes will be approved on final audit, the Company does not know the outcome of any ongoing or future audits. If

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

future completed audit adjustments exceed the Company’s reserves for potential adjustments, the Company’s profitability could be materially adversely affected.
As of February 3, 2023, the Company believes it has adequately reserved for estimated net amounts to be refunded to customers for potential adjustments for indirect cost audits and compliance with CAS.
Letters of Credit and Surety Bonds
The Company has outstanding obligations relating to letters of credit of $9 million as of February 3, 2023, principally related to guarantees on insurance policies. The Company also has outstanding obligations relating to surety bonds in the amount of $19 million, principally related to performance and payment bonds on the Company’s contracts.
 Note 18—Subsequent Events:
FSA Amendment
On February 4, 2023, the Company sold 0.1% of its ownership interest in FSA to its sole joint venture partner for a nominal amount. As a result of the sale and the corresponding amendment to the joint venture operating agreement, the Company will no longer control the joint venture as of the date of the transaction and will therefore account for its retained interest as an equity method investment from the date of the transaction.
Silicon Valley Bank
On March 10, 2023, it was announced that Silicon Valley Bank (SVB) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (FDIC) as receiver. As of March 10, 2023, the Company held an immaterial amount of its cash and cash equivalents at SVB. As of the date of this report, the Company regained access to all of its funds that were previously held in deposit accounts with SVB and has transferred substantially all funds to an alternative financial institution.
Agreement to Sell Logistics and Supply Chain Management Business
On March 23, 2023, SAIC executed a definitive agreement to sell its logistics and supply chain management business to ASRC Federal Holding Company, LLC (ASRC Federal), a subsidiary of Arctic Slope Regional Corporation, for $350 million of pre-tax cash proceeds, which allows us to advance our focus on long-term strategic growth areas. The transaction is expected to close in the first half of fiscal 2024, subject to the satisfaction of customary closing conditions, including the receipt of required regulatory approvals, and is expected to result in a gain.
Quarterly Dividend Declared
Subsequent to the end of fiscal 2023, on March 29, 2023, the Company’s Board of Directors declared a cash dividend of $0.37 per share of the Company’s common stock payable on April 28, 2023 to stockholders of record on April 14, 2023.