Form 10-Q
period 2023-05-05
Science Applications International Corp
filed 2023-06-05
CIK 1571123

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 5, 2023
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______

Commission File Number			001-35832
Science Applications International Corporation
(Exact name of registrant as specified in its charter)
Delaware			46-1932921
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)
12010 Sunset Hills Road,	Reston,	Virginia	20190
(Address of principal executive offices)			(Zip Code)
(703)			676-4300
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.0001 per share	SAIC	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares issued and outstanding of the registrant’s common stock as of May 26, 2023 was as follows:
53,682,994 shares of common stock ($.0001 par value per share)

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
FORM 10-Q

-i-

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
CONDENSED AND CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended
	May 5, 2023	April 29, 2022
	(in millions, except per share amounts)
Revenues	$2,028	$1,996
Cost of revenues	1,793	1,770
Selling, general and administrative expenses	84	92
Acquisition and integration costs	—	9
Other operating income	(6)	—
Operating income	157	125
Interest expense	33	27
Other (income) expense, net	1	3
Income before income taxes	123	95
Provision for income taxes	(25)	(21)
Net income	98	74
Net income attributable to non-controlling interest	—	1
Net income attributable to common stockholders	$98	$73
Earnings per share:
Basic	$1.80	$1.30
Diluted	$1.79	$1.29

See accompanying notes to condensed and consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
CONDENSED AND CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended
	May 5, 2023	April 29, 2022
	(in millions)
Net income	$98	$74
Other comprehensive (loss) income, net of tax:
Net unrealized (loss) gain on derivative instruments	(6)	37
Total other comprehensive (loss) income, net of tax	(6)	37
Comprehensive income	$92	$111
Comprehensive income attributable to non-controlling interest	—	1
Comprehensive income attributable to common stockholders	$92	$110

See accompanying notes to condensed and consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
CONDENSED AND CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	May 5, 2023	February 3, 2023
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$422	$109
Receivables, net	995	936
Inventory, prepaid expenses and other current assets	77	152
Assets held for sale	181	—
Total current assets	1,675	1,197
Goodwill	2,851	2,911
Intangible assets, net	980	1,009
Property, plant, and equipment (net of accumulated depreciation of $189 million and $194 million at May 5, 2023 and February 3, 2023, respectively)	91	92
Operating lease right of use assets	154	158
Other assets	206	176
Total assets	$5,957	$5,543

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$809	$767
Accrued payroll and employee benefits	277	328
Deposit liability for assets held for sale (Note 4)	355	—
Long-term debt, current portion	46	31
Liabilities held for sale	66	—
Total current liabilities	1,553	1,126
Long-term debt, net of current portion	2,329	2,343
Operating lease liabilities	150	152
Other long-term liabilities	233	218
Commitments and contingencies (Note 11)
Equity:
Common stock, $0.0001 par value, 1 billion shares authorized, 54 million shares issued and outstanding as of May 5, 2023 and February 3, 2023	—	—
Additional paid-in capital	563	637
Retained earnings	1,113	1,035
Accumulated other comprehensive income	16	22
Total common stockholders' equity	1,692	1,694
Non-controlling interest	—	10
Total stockholders' equity	1,692	1,704
Total liabilities and stockholders' equity	$5,957	$5,543

 See accompanying notes to condensed and consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
CONDENSED AND CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

	Shares of common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Non-controlling interest	Total
	(in millions)
Balance at February 3, 2023	54	$637	$1,035	$22	$10	$1,704
Net income	—	—	98	—	—	98
Issuances of stock	1	4	—	—	—	4
Other comprehensive loss, net of tax	—	—	—	(6)	—	(6)
Cash dividends of $0.37 per share	—	—	(20)	—	—	(20)
Stock-based compensation	—	(7)	—	—	—	(7)
Repurchases of stock	(1)	(71)	—	—	—	(71)
Deconsolidation of non-controlling interest	—	—	—	—	(10)	(10)
Balance at May 5, 2023	54	$563	$1,113	$16	$—	$1,692

Balance at January 28, 2022	56	$838	$818	$(37)	$10	$1,629
Net income	—	—	73	—	1	74
Issuances of stock	1	5	—	—	—	5
Other comprehensive income, net of tax	—	—	—	37	—	37
Cash dividends of $0.37 per share	—	—	(21)	—	—	(21)
Stock-based compensation	—	(4)	—	—	—	(4)
Repurchases of stock	(1)	(69)	—	—	—	(69)
Distributions to non-controlling interest	—	—	—	—	(1)	(1)
Balance at April 29, 2022	56	$770	$870	$—	$10	$1,650

See accompanying notes to condensed and consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
CONDENSED AND CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	May 5, 2023	April 29, 2022
	(in millions)
Cash flows from operating activities:
Net income	$98	$74
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36	41
Amortization of off-market customer contracts	(2)	(2)
Amortization of debt issuance costs	1	2
Deferred income taxes	(6)	2
Stock-based compensation expense	12	11
Gain on divestiture	(7)	—
Increase (decrease) resulting from changes in operating assets and liabilities, net of the effect of divestitures:
Receivables	(127)	(89)
Inventory, prepaid expenses and other current assets	4	11
Other assets	4	3
Accounts payable and accrued liabilities	113	39
Accrued payroll and employee benefits	(43)	31
Operating lease assets and liabilities, net	(3)	(4)
Other long-term liabilities	2	(1)
Net cash provided by operating activities	82	118
Cash flows from investing activities:
Expenditures for property, plant, and equipment	(6)	(5)
Purchases of marketable securities	(3)	(2)
Sales of marketable securities	1	1
Proceeds from assets held for sale	355	—
Cash divested upon deconsolidation of joint venture	(8)	—
Other	(3)	—
Net cash provided by (used in) investing activities	336	(6)
Cash flows from financing activities:
Dividend payments to stockholders	(21)	(22)
Principal payments on borrowings	(160)	(59)
Issuances of stock	4	4
Stock repurchased and retired or withheld for taxes on equity awards	(88)	(84)
Proceeds from borrowings	160	—
Distributions to non-controlling interest	—	(1)
Net cash used in financing activities	(105)	(162)
Net increase (decrease) in cash, cash equivalents and restricted cash	313	(50)
Cash, cash equivalents and restricted cash at beginning of period	118	115
Cash, cash equivalents and restricted cash at end of period	$431	$65

See accompanying notes to condensed and consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1—Business Overview and Summary of Significant Accounting Policies:
Overview
Science Applications International Corporation (collectively, with its consolidated subsidiaries, and herein referred to as "SAIC," the “Company,” "we," "us," or "our") is a leading provider of technical, engineering and enterprise information technology (IT) services primarily to the U.S. government. The Company provides these services for large, complex projects with a targeted emphasis on higher-end, differentiated technology services and solutions that accelerate and transform secure and resilient digital environments through system development, modernization, integration, and sustainment to drive enterprise and mission outcomes.
The Company is organized as a matrix comprised of two customer facing operating sectors supported by an enterprise solutions and operations organization. The Company's operating sectors are aggregated into one reportable segment for financial reporting purposes. Each of the Company’s two customer facing operating sectors is focused on providing both (1) growth and technology accelerating solutions and (2) core service offerings to one or more agencies of the U.S. federal government. Growth and technology accelerating solutions include the delivery of secure cloud modernization, outcome based enterprise IT as-a-service, and the integration, production and modernization of defense systems. Core service offerings include systems engineering, the operation and maintenance of existing IT systems and networks, and logistics and supply chain solutions.
Principles of Consolidation and Basis of Presentation
The accompanying financial information was prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting purposes. References to “financial statements” refer to the condensed and consolidated financial statements of the Company, which include the statements of income and comprehensive income, balance sheets, statements of equity and statements of cash flows. These financial statements were prepared in accordance with U.S. generally accepted accounting principles (GAAP). All intercompany transactions and account balances within the Company have been eliminated. The financial statements are unaudited, but in the opinion of management include all adjustments necessary for a fair presentation thereof. The results reported in these financial statements are not necessarily indicative of results that may be expected for the entire year and should be read in conjunction with the information contained in the Company’s Annual Report on Form 10-K for the year ended February 3, 2023.
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
Reporting Periods
The Company utilizes a 52/53 week fiscal year ending on the Friday closest to January 31, with fiscal quarters typically consisting of 13 weeks. Fiscal 2024 began on February 4, 2023 and ends on February 2, 2024, while fiscal 2023 began on January 29, 2022 and ended on February 3, 2023.
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
Marketable Securities
Investments in marketable securities consist of equity securities, which are recorded at fair value using observable inputs such as quoted prices in active markets (Level 1). As of May 5, 2023 and February 3, 2023, the fair value of the Company's investments totaled $29 million and $28 million, respectively, and are included in other assets on the condensed and consolidated balance sheets. The Company's investments are primarily held in a custodial account, which includes investments to fund its deferred compensation plan liabilities.
Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported on the condensed and consolidated balance sheets for the periods presented:

	May 5, 2023	February 3, 2023
	(in millions)
Cash and cash equivalents	$422	$109
Restricted cash included in inventory, prepaid expenses and other current assets	5	5
Restricted cash included in other assets	4	4
Cash, cash equivalents and restricted cash	$431	$118
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The amounts recognized in acquisition and integration costs on the condensed and consolidated statements of income are as follows:

Three Months Ended
April 29, 2022
(in millions)
Acquisition(1)	$(1)
Integration	10
Total acquisition and integration costs	$9
(1)    Acquisition expenses for the three months ended April 29, 2022 relate to the acquisition of Koverse.
Restructuring
During the three months ended May 5, 2023, the Company incurred $1 million of restructuring costs associated with the optimization and consolidation of certain facilities. These costs are presented within selling, general and administrative expenses on the condensed and consolidated statements of income.
Investments in Equity Securities
The Company invests in certain companies that advance or develop new technologies applicable to its business. The Company also occasionally forms joint ventures as a part of its investment strategy for the purpose of bidding and executing on specific projects. Each investment is evaluated for consolidation under the variable interest entities (VIEs) model and/or the voting interest model. The results of these investments are not material to the unaudited condensed and consolidated financial statements for the periods presented.
The Company applies the equity method of accounting to its unconsolidated investments when it has the ability to exercise significant influence over the entity and recognizes its proportionate share of the entities’ net income or loss within other operating income on the condensed and consolidated statements of income. Equity investments in entities over which the Company does not have the ability to exercise significant influence and whose securities do not have a readily determinable fair value are carried at cost or cost net of other-than-temporary impairments.
Accounting Standards Updates
In September 2022, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2022-04, Liabilities—Supplier Finance Programs (Subtopic 405-50), which requires annual and interim disclosures for entities that use supplier finance programs in connection with the purchase of goods and services. The new standard does not affect the recognition, measurement or financial statement presentation of supplier finance program obligations. These amendments are effective for fiscal years beginning after December 15, 2022, except for the requirement to provide rollforward information, which is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted. The Company adopted the requirements of ASU 2022-04 effective the first day of fiscal 2024.
The Company maintains a supplier finance program through a financial institution in which participating suppliers, at their sole discretion, may enroll with the financial institution to finance at a discounted price one or more payment obligations of the Company prior to their scheduled due dates. As of May 5, 2023, payment obligations outstanding under the Company’s supplier finance program were not material.
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table provides a reconciliation of the weighted-average number of shares outstanding used to compute basic and diluted EPS for the periods presented:

	Three Months Ended
	May 5, 2023	April 29, 2022
	(in millions)
Basic weighted-average number of shares outstanding	54.3	56.1
Dilutive common share equivalents - stock options and other stock-based awards	0.5	0.5
Diluted weighted-average number of shares outstanding	54.8	56.6
Antidilutive stock awards excluded from the weighted-average number of shares outstanding used to compute diluted EPS for the three months ended May 5, 2023 and April 29, 2022 were immaterial.
Share Repurchases
The Company may repurchase shares in accordance with established repurchase plans. The Company retires its common stock upon repurchase with the excess over par value allocated to additional paid-in capital. The Company has not made any material purchases of common stock other than in connection with established share repurchase plans. In June 2022, the number of shares of the Company's common stock that may be repurchased under its existing repurchase plan was increased by 8.0 million shares, bringing the total authorized shares to be repurchased under the plan to approximately 24.4 million shares. As of May 5, 2023, the Company has repurchased approximately 17.7 million shares of common stock under the program.
Dividends
The Company declared and paid a quarterly dividend of $0.37 per share of its common stock during the three months ended May 5, 2023.
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
A significant portion of the Company's contracts recognize revenue on performance obligations using a cost input measure (cost-to-cost), which requires estimates of total costs at completion. In cases when total expected costs exceed total estimated revenues for a performance obligation, the Company recognizes the total estimated loss in the quarter identified. Total estimated losses are inclusive of any unexercised options that are probable of award, only if they increase the amount of the loss.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Aggregate net changes in estimates on contracts accounted for using the cost-to-cost method of accounting were recognized in operating income as follows:

	Three Months Ended
	May 5, 2023	April 29, 2022
	(in millions, except per share amounts)
Net favorable adjustments	$5	$5
Net favorable adjustments, after tax	4	4
Diluted EPS impact	$0.07	$0.07
Revenues were $5 million and $4 million higher for the three months ended May 5, 2023 and April 29, 2022, respectively, due to net revenue recognized from performance obligations satisfied in prior periods.
Disaggregation of Revenues
The Company's revenues are generated primarily from long-term contracts with the U.S. government including subcontracts with other contractors engaged in work for the U.S. government. The Company disaggregates revenues by customer, contract type and prime versus subcontractor to the federal government.
Disaggregated revenues by customer were as follows:

	Three Months Ended
	May 5, 2023	April 29, 2022
	(in millions)
Department of Defense	$1,071	$946
Other federal government agencies	920	1,013
Commercial, state and local	37	37
Total	$2,028	$1,996
Disaggregated revenues by contract type were as follows:

	Three Months Ended
	May 5, 2023	April 29, 2022
	(in millions)
Cost reimbursement	$1,112	$1,095
Time and materials (T&M)	367	386
Firm-fixed price (FFP)	549	515
Total	$2,028	$1,996
Disaggregated revenues by prime versus subcontractor were as follows:

	Three Months Ended
	May 5, 2023	April 29, 2022
	(in millions)
Prime contractor to federal government	$1,855	$1,822
Subcontractor to federal government	136	137
Other	37	37
Total	$2,028	$1,996

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Contract Balances
Contract balances for the periods presented were as follows:

	Balance Sheet line item	May 5, 2023	February 3, 2023
		(in millions)
Billed and billable receivables, net(1)	Receivables, net	$588	$572
Contract assets - unbillable receivables	Receivables, net	407	364
Contract assets - contract retentions	Other assets	14	15
Contract liabilities - current	Accounts payable and accrued liabilities	47	48
Contract liabilities - non-current	Other long-term liabilities	$3	$4
(1)    Net of allowance of $4 million as of May 5, 2023 and February 3, 2023.
During the three months ended May 5, 2023 and April 29, 2022, the Company recognized revenues of $21 million and $27 million, respectively, relating to amounts that were included in the opening balance of contract liabilities as of February 3, 2023 and January 28, 2022, respectively.
Remaining Performance Obligations
As of May 5, 2023, the Company had approximately $5 billion of remaining performance obligations. Remaining performance obligations exclude any variable consideration that is allocated entirely to unsatisfied performance obligations on the Company's supply chain contracts. The Company expects to recognize revenue on approximately 85% of the remaining performance obligations over the next 12 months and approximately 95% over the next 24 months, with the remaining recognized thereafter.
Lessor Revenue
The Company leases IT equipment and hardware to its customers. All of the Company’s lessor arrangements are operating leases. Operating lease income is recognized on a straight-line basis over the term of the lease and is reported as revenue on the condensed and consolidated statements of income. During the three months ended April 29, 2022, the Company recognized revenue of $23 million from the exercise of purchase options under certain lessor arrangements. Operating lease income was immaterial for the three months ended May 5, 2023 and April 29, 2022.
Note 4—Divestitures:
FSA Amendment
On February 4, 2023, the Company sold 0.1% of its 50.1% majority ownership interest in Forfeiture Support Associates J.V. (FSA) to its sole joint venture partner for a nominal amount. As a result of the sale and amendment to the joint venture operating agreement of FSA, the Company no longer controls the joint venture and will account for its retained interest as an equity method investment as of the date of the transaction.
The Company remeasured its retained investment in FSA to a fair value of $14 million which is included within other assets on the condensed and consolidated balance sheets. The remeasurement resulted in a gain of $7 million which is included within other operating income on the condensed and consolidated statements of income. The Company estimated the fair value of its retained investment in FSA based on Level 3 inputs of the fair value hierarchy. The Company used the income approach which involves the use of estimates and assumptions, including revenue growth rates, projected operating margins, discount rates and terminal growth rates.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Sale of Logistics and Supply Chain Management Business
On March 23, 2023, the Company executed a definitive agreement to sell its logistics and supply chain management business (Supply Chain Business) to ASRC Federal Holding Company, LLC (ASRC Federal), a subsidiary of Arctic Slope Regional Corporation, for $350 million of pre-tax cash proceeds, subject to certain adjustments for working capital. The sale enables the Company to focus its resources on long-term strategic growth areas. The Company has presented the associated assets and liabilities of the Supply Chain Business as held for sale. The major classes of assets and liabilities classified as held for sale as of May 5, 2023 were as follows:

May 5, 2023
(in millions)
Assets held for sale:
Receivables, net	$46
Inventory, prepaid expenses and other current assets	73
Goodwill	60
Operating lease right of use assets	2
Total assets held for sale	$181
Liabilities held for sale:
Accounts payable and accrued liabilities	$63
Accrued payroll and employee benefits	2
Operating lease liabilities	1
Total liabilities held for sale	$66
The disposition does not represent a strategic shift in operations that will have a material effect on the Company's operations and financial results, and accordingly has not been presented as discontinued operations.
During the first quarter of fiscal 2024, the Company received a refundable cash deposit of $355 million which represents the expected proceeds due upon closing of the transaction with ASRC Federal including preliminary adjustments for working capital. The Company recognized the cash as a deposit liability for assets held for sale on the condensed and consolidated balance sheets.
Note 5—Goodwill and Intangible Assets:
Goodwill
Goodwill had a carrying value of $2,851 million and $2,911 million as of May 5, 2023 and February 3, 2023, respectively. Goodwill decreased $60 million compared to February 3, 2023 due to the reclassification of goodwill associated with the Supply Chain Business to assets held for sale (see Note 4). There were no impairments of goodwill during the periods presented.
Intangible Assets
Intangible assets, all of which were finite-lived, consisted of the following:

	May 5, 2023			February 3, 2023
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
	(in millions)
Customer relationships	$1,462	$(489)	$973	$1,467	$(466)	$1,001
Developed technology	10	(3)	7	10	(2)	8
Trade name	1	(1)	—	1	(1)	—
Total intangible assets	$1,473	$(493)	$980	$1,478	$(469)	$1,009

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Amortization expense related to intangible assets was $29 million and $33 million for the three months ended May 5, 2023 and April 29, 2022, respectively. There were no intangible asset impairment losses during the periods presented.
As of May 5, 2023, the estimated future annual amortization expense related to intangible assets is as follows:

Fiscal Year	(in millions)
Remainder of 2024	$86
2025	115
2026	115
2027	115
2028	98
Thereafter	451
Total	$980
Actual amortization expense in future periods could differ from these estimates as a result of future acquisitions, divestitures, impairments, and other factors.
Note 6—Income Taxes:
The Company's effective income tax rate was 20.0% and 22.0% for the three months ended May 5, 2023 and April 29, 2022, respectively. The Company’s effective tax rate was lower for the three months ended May 5, 2023 compared to the prior year period, primarily due to an increased deduction for foreign-derived intangible income and higher tax benefits from stock-based compensation.
Beginning in fiscal 2023, the Tax Cuts and Jobs Act of 2017 (TCJA) eliminated the option for taxpayers to deduct certain research and development expenditures in the year incurred and instead requires taxpayers to capitalize and amortize such research expenditures over five years.
The Company's liabilities for uncertain tax positions were $176 million and $156 million as of May 5, 2023 and February 3, 2023, respectively. The increase during the three months ended May 5, 2023 is primarily related to research tax credits and capitalized research and development costs pursuant to the TCJA, with a corresponding $15 million increase to deferred tax assets.
As of May 5, 2023 and February 3, 2023, the net deferred tax asset balance was $37 million and $14 million, respectively, and is presented in other assets on the condensed and consolidated balance sheets.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 7—Debt Obligations:
The Company’s long-term debt as of the dates presented was as follows:

	May 5, 2023					February 3, 2023
	Stated interest rate	Effective interest rate	Principal	Unamortized debt issuance costs	Net	Principal	Unamortized debt issuance costs	Net
			(dollars in millions)
Term Loan A Facility due June 2027	6.33%	6.45%	$1,230	$(5)	$1,225	$1,230	$(5)	$1,225
Term Loan B Facility due October 2025	6.96%	7.17%	488	(2)	486	488	(3)	485
Term Loan B2 Facility due March 2027	6.96%	7.41%	272	(4)	268	272	(4)	268
Senior Notes due April 2028	4.88%	5.11%	400	(4)	396	400	(4)	396
Total long-term debt			$2,390	$(15)	$2,375	$2,390	$(16)	$2,374
Less current portion			46	—	46	31	—	31
Total long-term debt, net of current portion			$2,344	$(15)	$2,329	$2,359	$(16)	$2,343
As of May 5, 2023, the Company has a $3.0 billion secured credit facility (the Credit Facility) consisting of a Term Loan A Facility due June 2027, a Term Loan B Facility due October 2025, a Term Loan B2 Facility due March 2027 (together, the Term Loan Facilities), and a $1.0 billion Revolving Credit Facility due June 2027 (the Revolving Credit Facility). During the three months ended May 5, 2023, the Company borrowed and repaid $160 million under the Revolving Credit Facility. There was no balance outstanding on the Revolving Credit Facility as of May 5, 2023. As of May 5, 2023, the Company was in compliance with the covenants under its Credit Facility.
As of May 5, 2023 and February 3, 2023, the carrying value of the Company’s outstanding debt obligations approximated its fair value. The fair value of long-term debt is calculated using Level 2 inputs, based on interest rates available for debt with terms and maturities similar to the Company’s Term Loan Facilities and Senior Notes.
Note 8—Derivative Instruments Designated as Cash Flow Hedges:
The Company’s derivative instruments designated as cash flow hedges consist of:

					Fair Value of Asset(1) at
	Notional Amount at May 5, 2023	Pay Fixed Rate	Receive Variable Rate	Settlement and Termination	May 5, 2023	February 3, 2023
	(in millions)				(in millions)
Interest rate swaps #1	$685	2.96%	Term SOFR	Monthly through October 31, 2025	$11	$16
Interest rate swaps #2	463	2.36%	Term SOFR	Monthly through October 31, 2023	6	9
Total	$1,148				$17	$25
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

See Note 9 for the unrealized change in fair values on cash flow hedges recognized in other comprehensive income (loss) and the amounts reclassified from accumulated other comprehensive income (loss) into earnings for the current and comparative periods presented. The Company estimates that it will reclassify $18 million of unrealized gains from accumulated other comprehensive income into earnings in the twelve months following May 5, 2023.
Note 9—Changes in Accumulated Other Comprehensive Income (Loss) by Component:
The following table presents the changes in accumulated other comprehensive income (loss) attributable to the Company’s fixed interest rate swap cash flow hedges that are discussed in Note 8 and the Company's defined benefit plans.

	Unrealized Gains (Losses) on Fixed Interest Rate Swap Cash Flow Hedges(1)	Defined Benefit Obligation Adjustment	Total
	(in millions)
Three months ended May 5, 2023
Balance at February 3, 2023	$18	$4	$22
Other comprehensive loss before reclassifications	(2)	—	(2)
Amounts reclassified from accumulated other comprehensive income	(6)	—	(6)
Income tax impact	2	—	2
Net other comprehensive loss	(6)	—	(6)
Balance at May 5, 2023	$12	$4	$16

Three months ended April 29, 2022
Balance at January 28, 2022	$(38)	$1	$(37)
Other comprehensive income before reclassifications	42	—	42
Amounts reclassified from accumulated other comprehensive loss	8	—	8
Income tax impact	(13)	—	(13)
Net other comprehensive income	37	—	37
Balance at April 29, 2022	$(1)	$1	$—
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
During the three months ended May 5, 2023 and April 29, 2022, the Company incurred purchase discount fees of $3 million and $1 million, respectively, which are presented in other (income) expense, net on the condensed and consolidated statements of income and are reflected as cash flows from operating activities on the condensed and consolidated statements of cash flows.
MARPA Facility activity consisted of the following:

	Three Months Ended
	May 5, 2023	April 29, 2022
	(in millions)
Beginning balance	$250	$200
Sale of receivables	866	934
Cash collections	(866)	(934)
Outstanding balance sold to Purchaser(1)	250	200
Cash collected, not remitted to Purchaser(2)	(40)	(22)
Remaining sold receivables	$210	$178
(1)    There was no net impact to cash flows from operating activities from sold receivables for the three months ended May 5, 2023 and April 29, 2022.
(2)    Primarily represents the cash collected on behalf of but not yet remitted to the Purchaser as of May 5, 2023 and April 29, 2022. This balance is included in accounts payable and accrued liabilities on the condensed and consolidated balance sheets.
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
As of May 5, 2023, the Company believes it has adequately reserved for estimated net amounts to be refunded to customers for potential adjustments for indirect cost audits and compliance with U.S. government Cost Accounting Standards.
Letters of Credit and Surety Bonds
The Company has outstanding obligations relating to letters of credit of $9 million as of May 5, 2023, principally related to guarantees on insurance policies. The Company also has outstanding obligations relating to surety bonds of $19 million, principally related to performance and payment bonds on the Company’s contracts.
Note 12—Subsequent Events:
Sale of Logistics and Supply Chain Management Business
On May 6, 2023, the Company closed the sale of its Supply Chain Business to ASRC Federal for $355 million in cash, subject to certain post-closing adjustments for working capital. The Company expects to record a gain during the second quarter of fiscal 2024 upon the completion of the divestiture.
Quarterly Dividend Declared
On June 1, 2023, the Company's Board of Directors declared a quarterly dividend of $0.37 per share of the Company's common stock payable on July 28, 2023 to stockholders of record on July 14, 2023.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations and quantitative and qualitative disclosures about market risk should be read in conjunction with our unaudited condensed and consolidated financial statements and the related notes. It contains forward-looking statements (which may be identified by words such as those described in “Risk Factors—Forward-Looking Statement Risks” in Part I of the most recently filed Annual Report on Form 10-K), including statements regarding our intent, belief, or current expectations with respect to, among other things, trends affecting our financial condition or results of operations (including our financial targets discussed below under “Management of Operating Performance and Reporting” and “Liquidity and Capital Resources”); backlog; our industry; government budgets and spending; market opportunities; the impact of competition; and the impact of acquisitions and divestitures. Such statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those in the forward-looking statements as a result of various factors. Risks, uncertainties and assumptions that could cause or contribute to these differences include those discussed below, in “Risk Factors” in Part II of this report and in Part I of the most recently filed Annual Report on Form 10-K. Due to such risks, uncertainties and assumptions, you are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date hereof. We do not undertake any obligation to update these factors or to publicly announce the results of any changes to our forward-looking statements due to future results or developments.
We use the terms "SAIC," the “Company,” “we,” “us” and “our” to refer to Science Applications International Corporation and its consolidated subsidiaries.
The Company utilizes a 52/53 week fiscal year, ending on the Friday closest to January 31, with fiscal quarters typically consisting of 13 weeks. Fiscal 2024 began on February 4, 2023 and ends on February 2, 2024, while fiscal 2023 began on January 29, 2022 and ended on February 3, 2023.
Business Overview
We are a leading technology integrator providing full life cycle services and solutions in the technical, engineering and enterprise information technology (IT) markets. We developed our brand by addressing our customers’ mission critical needs and solving their most complex problems for over 50 years. As one of the largest pure-play technology service providers to the U.S. government, we serve markets of significant scale and opportunity. Our primary customers are the departments and agencies of the U.S. government. We serve our customers through approximately 1,900 active contracts and task orders and employ approximately 24,000 individuals who are led by an experienced executive team of proven industry leaders. Our long history of serving the U.S. government has afforded us the ability to develop strong and longstanding relationships with some of the largest customers in the markets we serve. Substantially all of our revenues and tangible long-lived assets are generated and located in the United States.
Economic Opportunities, Challenges, and Risks
During the three months ended May 5, 2023, we generated 98% of our revenues from contracts with the U.S. government, including subcontracts on which we perform. Our business performance is affected by the overall level of U.S. government spending and the alignment of our offerings and capabilities with the budget priorities of the U.S. government. Appropriations measures passed in December 2022 provided full funding for the federal government through the end of government fiscal year (GFY) 2023. In January 2023, the Federal debt ceiling was reached and the U.S. Department of the Treasury was operating under "extraordinary measures." In June 2023, the President signed the Fiscal Responsibility Act of 2023 which suspends the Federal debt ceiling until January 1, 2025, postponing the threat of a federal government default.
Adverse changes in fiscal and economic conditions could materially impact our business. Some changes that could have an adverse impact on our business include adverse regulations, the implementation of future spending reductions (including sequestration), delayed passage of appropriations bills resulting in temporary or full-year continuing resolutions, extreme inflationary increases adversely impacting fixed price contracts, and potential government shutdowns.
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
We succeed as a business based on the solutions we deliver, our past performance, and our ability to compete on price. Our solutions are inspired through innovation based on adoption of best practices and technology integration of the best capabilities available. Our past performance was achieved by employees dedicated to supporting our customers' most challenging missions. Our current cost structure and ongoing efforts to reduce costs by strategic sourcing and developing repeatable offerings sold "as a service" and as managed services in a more commercial business model are expected to allow us to compete effectively on price in an evolving environment. We believe that our ability to be competitive in the future will continue to be driven by our reputation for successful program execution, competitive cost structure, development of new pricing and business models, and efficiencies in assigning the right people, at the right time, in support of our contracts.
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
Changes in operating cash flows are described with regard to changes in cash generated through the providing of services, significant drivers of fluctuations in assets or liabilities and the impacts of changes in timing of cash receipts or disbursements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
Results of Operations
The primary financial performance measures we use to manage our business and monitor results of operations are revenues, operating income, and cash flows from operating activities. The following table summarizes our results of operations:

	Three Months Ended
	May 5, 2023	Percent change	April 29, 2022
	(dollars in millions)
Revenues	$2,028	2%	$1,996
Cost of revenues	1,793	1%	1,770
As a percentage of revenues	88.4%		88.7%
Selling, general and administrative expenses	84	(9%)	92
Acquisition and integration costs	—	(100%)	9
Other operating income	(6)	100%	—
Operating income	157	26%	125
As a percentage of revenues	7.7%		6.3%
Net income attributable to common stockholders	$98	34%	$73
Net cash provided by operating activities	$82	(31%)	$118
Revenues. Revenues increased $32 million for the three months ended May 5, 2023 as compared to the same period in the prior year primarily due to ramp up on existing and new contracts, partially offset by contract completions and $37 million due to the deconsolidation of FSA (see Note 4 for additional information). Adjusting for the impact of the deconsolidation of FSA, revenues grew 3.5%.
Cost of Revenues. Cost of revenues increased $23 million for the three months ended May 5, 2023 as compared to the same period in the prior year primarily due to ramp up on existing and new contracts, partially offset by the deconsolidation of FSA ($33 million).
Selling, General and Administrative Expenses (SG&A). SG&A decreased $8 million for the three months ended May 5, 2023 as compared to the same period in the prior year primarily due to lower indirect costs and intangible asset amortization.
Operating Income. Operating income as a percentage of revenues for the three months ended May 5, 2023 increased from the comparable prior year period primarily due to lower indirect costs, lower acquisition and integration costs, and a $7 million gain recognized from the deconsolidation of FSA (see Note 4).
Net Cash Provided by Operating Activities. Net cash provided by operating activities decreased $36 million for the three months ended May 5, 2023 as compared to the prior year primarily due to the timing of payroll payments, partially offset by the timing of customer collections and vendor payments, and cash payments during the prior year associated with certain change in control provisions related to the acquisition of Halfaker and Associates, LLC.
Non-GAAP Measures
Earnings before interest, taxes, depreciation and amortization (EBITDA), and adjusted EBITDA are non-GAAP financial measures. While we believe that these non-GAAP financial measures are useful for management and investors in evaluating our financial information, they should be considered as supplemental in nature and not as a substitute for financial information prepared in accordance with GAAP. Reconciliations, definitions, and how we believe these measures are useful to management and investors are provided below. Other companies may define similar measures differently.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
EBITDA and Adjusted EBITDA. The performance measure EBITDA is calculated by taking net income and excluding interest and loss on sale of receivables, provision for income taxes, and depreciation and amortization. Adjusted EBITDA is a performance measure that excludes the impact of non-recurring transactions that we do not consider to be indicative of our ongoing performance. Adjusted EBITDA is calculated by taking EBITDA and excluding acquisition and integration costs, impairments, restructuring costs, and any other material non-recurring items. Integration costs are costs to integrate acquired companies including costs of strategic consulting services, facility consolidation and employee related costs such as retention and severance costs. The acquisition and integration costs relate to the Company's acquisitions.
We believe that EBITDA and adjusted EBITDA provide management and investors with useful information in assessing trends in our ongoing operating performance and may provide greater visibility in understanding the long-term financial performance of the Company.
EBITDA and adjusted EBITDA for the periods presented were calculated as follows:

	Three Months Ended
	May 5, 2023	April 29, 2022
	(dollars in millions)
Net income	$98	$74
Interest expense and loss on sale of receivables	36	28
Interest income	(1)	—
Provision for income taxes	25	21
Depreciation and amortization	36	41
EBITDA	194	164
EBITDA as a percentage of revenues	9.6%	8.2%
Acquisition and integration costs	—	9
Restructuring and impairment costs	1	—
Gain on divestitures, net of transaction costs	(6)	—
Adjusted EBITDA	$189	$173
Adjusted EBITDA as a percentage of revenues	9.3%	8.7%
Adjusted EBITDA as a percentage of revenues for the three months ended May 5, 2023 increased to 9.3% from 8.7% for the same period in the prior year primarily due to lower indirect costs and improved profitability across our contract portfolio.
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
The estimated value of our total backlog as of the dates presented was:

	May 5, 2023	February 3, 2023
	(in millions)
Funded backlog	$3,899	$3,554
Negotiated unfunded backlog	19,895	20,248
Total backlog	$23,794	$23,802
We had net bookings worth an estimated $2.1 billion during the three months ended May 5, 2023. Total backlog at the end of the first quarter of fiscal 2024 is consistent with our total backlog at prior year end.

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

	Three Months Ended
	May 5, 2023	April 29, 2022
Cost reimbursement	55%	55%
Time and materials (T&M)	18%	19%
Firm-fixed price (FFP)	27%	26%
Total	100%	100%
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

	Three Months Ended
	May 5, 2023	April 29, 2022
	(as a % of total cost of revenues)
Labor-related cost of revenues	52%	54%
Subcontractor-related cost of revenues	29%	29%
Supply chain materials-related cost of revenues	8%	7%
Other materials-related cost of revenues	11%	10%
Total	100%	100%
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
Beginning in fiscal 2023, the Tax Cuts and Jobs Act of 2017 requires the capitalization of research and development costs for tax purposes and requires taxpayers to amortize such expenditures over five years. We estimate that our income taxes payable for fiscal 2024 will increase by approximately $76 million as a result of this provision, offset by a corresponding deferred tax asset. The actual impact will depend on the amount of research and development costs incurred by the Company, whether the U.S. Congress modifies, or repeals this provision and whether new guidance and interpretive rules are issued by the U.S. Treasury, among other factors.
Historical Cash Flow Trends
The following table summarizes our cash flows:

	Three Months Ended
	May 5, 2023	April 29, 2022
	(in millions)
Net cash provided by operating activities	$82	$118
Net cash provided by (used in) investing activities	336	(6)
Net cash used in financing activities	(105)	(162)
Net increase (decrease) in cash, cash equivalents and restricted cash	$313	$(50)
Net Cash Provided by Operating Activities. Refer to “Results of Operations” above for a discussion of the changes in cash provided by operating activities between the three months ended May 5, 2023 and the comparable prior year period.
Net Cash Provided by (Used in) Investing Activities. Cash provided by investing activities for the three months ended May 5, 2023 was $336 million compared to cash used in investing activities of $6 million in the prior year period. This change is primarily due to the $355 million refundable cash deposit received for the sale of our logistics and supply chain management business which closed subsequent to the end of the first quarter of fiscal 2024 (see Note 4 and Note 12 to the condensed and consolidated financial statements).
Net Cash Used in Financing Activities. Cash used in financing activities for the three months ended May 5, 2023 decreased compared to the prior year period due to term loan principal payments in the prior year period.
Critical Accounting Policies and Estimates
There have been no changes to our critical accounting policies and estimates during the three months ended May 5, 2023 from those disclosed in our most recently filed Annual Report on Form 10-K.
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
Item 4. Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) and have concluded that as of May 5, 2023 these controls and procedures were operating and effective.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarterly period covered by this report that materially affected, or are likely to materially affect, our internal control over financial reporting.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
PART II—OTHER INFORMATION
Item 1. Legal Proceedings
We have provided information about legal proceedings in which we are involved in our fiscal 2023 Annual Report on Form 10-K, and we have provided an update to this information in Note 11 to the condensed and consolidated financial statements contained within this report, which is incorporated herein by reference.
In addition to the described legal proceedings, we are routinely subject to investigations and reviews relating to compliance with various laws and regulations. Additional information regarding such investigations and reviews is included in our fiscal 2023 Annual Report on Form 10-K, and we have also updated this information in Note 11 to the condensed and consolidated financial statements contained within this report, under the heading “Government Investigations, Audits and Reviews,” which is incorporated herein by reference.
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
The following table presents repurchases of our common stock during the three months ended May 5, 2023:

Period(1)	Total Number of Shares (or Units) Purchased(2)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(3)
February 4, 2023 - March 10, 2023	198,344	$106.95	190,865	7,202,833
March 11, 2023 - April 7, 2023	153,280	105.25	153,280	7,049,553
April 8, 2023 - May 5, 2023	320,651	103.85	320,651	6,728,902
Total	672,275	$105.08	664,796
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
(3)In June 2022, the number of shares that may be purchased increased by 8.0 million shares, bringing the total authorized shares to be repurchased under the plan to approximately 24.4 million shares. As of May 5, 2023, we have repurchased approximately 17.7 million shares of common stock under the program.
Item 3. Defaults Upon Senior Securities
No information is required in response to this item.
Item 4. Mine Safety Disclosures
No information is required in response to this item.
Item 5. Other Information
No information is required in response to this item.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
Item 6. Exhibits

Exhibit Number	Description of Exhibit

10.1*	Transition Letter, dated May 15, 2023. Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on May 18, 2023.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	The cover page from this Quarterly Report on Form 10-Q, formatted as Inline XBRL.

*	Management contract or compensatory plan or agreement.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: June 5, 2023

Science Applications International Corporation

/s/ Prabu Natarajan
Prabu Natarajan Executive Vice President and Chief Financial Officer