Form 10-Q
period 2023-08-04
Science Applications International Corp
filed 2023-09-07
CIK 1571123

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 4, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares issued and outstanding of the registrant’s common stock as of August 25, 2023 was as follows:
52,935,354 shares of common stock ($.0001 par value per share)

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
FORM 10-Q

-i-

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
CONDENSED AND CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
	August 4, 2023	July 29, 2022	August 4, 2023	July 29, 2022
	(in millions, except per share amounts)
Revenues	$1,784	$1,831	$3,812	$3,827
Cost of revenues	1,568	1,612	3,361	3,382
Selling, general and administrative expenses	88	93	172	185
Acquisition and integration costs	1	1	1	10
Other operating income (includes gain on divestiture, see Note 4)	(235)	—	(241)	—
Operating income	362	125	519	250
Interest expense	33	30	66	57
Other (income) expense, net	(6)	—	(5)	3
Income before income taxes	335	95	458	190
Provision for income taxes	(88)	(21)	(113)	(42)
Net income	247	74	345	148
Net income attributable to non-controlling interest	—	1	—	2
Net income attributable to common stockholders	$247	$73	$345	$146
Earnings per share:
Basic	$4.60	$1.31	$6.40	$2.61
Diluted	$4.56	$1.30	$6.35	$2.59

See accompanying notes to condensed and consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
CONDENSED AND CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
	August 4, 2023	July 29, 2022	August 4, 2023	July 29, 2022
	(in millions)
Net income	$247	$74	$345	$148
Other comprehensive income (loss), net of tax:
Net unrealized gain (loss) on derivative instruments	7	(3)	1	34
Total other comprehensive income (loss), net of tax	7	(3)	1	34
Comprehensive income	$254	$71	$346	$182
Comprehensive income attributable to non-controlling interest	—	1	—	2
Comprehensive income attributable to common stockholders	$254	$70	$346	$180

See accompanying notes to condensed and consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
CONDENSED AND CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	August 4, 2023	February 3, 2023
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$352	$109
Receivables, net	958	936
Inventory, prepaid expenses and other current assets	74	152
Total current assets	1,384	1,197
Goodwill	2,851	2,911
Intangible assets, net	951	1,009
Property, plant, and equipment (net of accumulated depreciation of $193 million and $194 million at August 4, 2023 and February 3, 2023, respectively)	90	92
Operating lease right of use assets	140	158
Other assets	256	176
Total assets	$5,672	$5,543

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$820	$767
Accrued payroll and employee benefits	330	328
Long-term debt, current portion	62	31
Total current liabilities	1,212	1,126
Long-term debt, net of current portion	2,215	2,343
Operating lease liabilities	138	152
Other long-term liabilities	264	218
Commitments and contingencies (Note 11)
Equity:
Common stock, $0.0001 par value, 1 billion shares authorized, 53 million and 54 million shares issued and outstanding as of August 4, 2023 and February 3, 2023, respectively	—	—
Additional paid-in capital	480	637
Retained earnings	1,340	1,035
Accumulated other comprehensive income	23	22
Total common stockholders' equity	1,843	1,694
Non-controlling interest	—	10
Total stockholders' equity	1,843	1,704
Total liabilities and stockholders' equity	$5,672	$5,543

See accompanying notes to condensed and consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
CONDENSED AND CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

	Shares of common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Non-controlling interest	Total
	(in millions)
Balance at May 5, 2023	54	$563	$1,113	$16	$—	$1,692
Net income	—	—	247	—	—	247
Issuances of stock	—	5	—	—	—	5
Other comprehensive income, net of tax	—	—	—	7	—	7
Cash dividends of $0.37 per share	—	—	(20)	—	—	(20)
Stock-based compensation	—	14	—	—	—	14
Repurchases of stock	(1)	(102)	—	—	—	(102)
Balance at August 4, 2023	53	$480	$1,340	$23	$—	$1,843

Balance at February 3, 2023	54	$637	$1,035	$22	$10	$1,704
Net income	—	—	345	—	—	345
Issuances of stock	1	9	—	—	—	9
Other comprehensive income, net of tax	—	—	—	1	—	1
Cash dividends of $0.74 per share	—	—	(40)	—	—	(40)
Stock-based compensation	—	7	—	—	—	7
Repurchases of stock	(2)	(173)	—	—	—	(173)
Deconsolidation of non-controlling interest	—	—	—	—	(10)	(10)
Balance at August 4, 2023	53	$480	$1,340	$23	$—	$1,843

Balance at April 29, 2022	56	$770	$870	$—	$10	$1,650
Net income	—	—	73	—	1	74
Issuances of stock	—	3	—	—	—	3
Other comprehensive loss, net of tax	—	—	—	(3)	—	(3)
Cash dividends of $0.37 per share	—	—	(20)	—	—	(20)
Stock-based compensation	—	12	—	—	—	12
Repurchases of stock	(1)	(62)	—	—	—	(62)
Distributions to non-controlling interest	—	—	—	—	(1)	(1)
Balance at July 29, 2022	55	$723	$923	$(3)	$10	$1,653

Balance at January 28, 2022	56	$838	$818	$(37)	$10	$1,629
Net income	—	—	146	—	2	148
Issuances of stock	1	8	—	—	—	8
Other comprehensive income, net of tax	—	—	—	34	—	34
Cash dividends of $0.74 per share	—	—	(41)	—	—	(41)
Stock-based compensation	—	8	—	—	—	8
Repurchases of stock	(2)	(131)	—	—	—	(131)
Distributions to non-controlling interest	—	—	—	—	(2)	(2)
Balance at July 29, 2022	55	$723	$923	$(3)	$10	$1,653

See accompanying notes to condensed and consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
CONDENSED AND CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	August 4, 2023	July 29, 2022
	(in millions)
Cash flows from operating activities:
Net income	$345	$148
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	72	81
Amortization of off-market customer contracts	(4)	(6)
Amortization of debt issuance costs	4	6
Deferred income taxes	(25)	(22)
Stock-based compensation expense	27	23
Gain on sale of long-lived assets	(3)	—
Gain on divestitures	(247)	—
Increase (decrease) resulting from changes in operating assets and liabilities, net of the effect of divestitures:
Receivables	(90)	(21)
Inventory, prepaid expenses and other current assets	8	7
Other assets	(3)	5
Accounts payable and accrued liabilities	52	29
Accrued payroll and employee benefits	9	(27)
Income taxes payable	74	36
Operating lease assets and liabilities, net	(2)	—
Other long-term liabilities	15	—
Net cash provided by operating activities	232	259
Cash flows from investing activities:
Expenditures for property, plant, and equipment	(12)	(12)
Purchases of marketable securities	(5)	(4)
Sales of marketable securities	4	2
Proceeds from sale of long-lived assets	3	—
Proceeds from divestitures	355	—
Cash divested upon deconsolidation of joint venture	(8)	—
Other	(3)	(3)
Net cash provided by (used in) investing activities	334	(17)
Cash flows from financing activities:
Dividend payments to stockholders	(41)	(42)
Principal payments on borrowings	(260)	(575)
Issuances of stock	8	8
Stock repurchased and retired or withheld for taxes on equity awards	(190)	(148)
Proceeds from borrowings	160	515
Debt issuance costs	—	(5)
Distributions to non-controlling interest	—	(2)
Net cash used in financing activities	(323)	(249)
Net increase (decrease) in cash, cash equivalents and restricted cash	243	(7)
Cash, cash equivalents and restricted cash at beginning of period	118	115
Cash, cash equivalents and restricted cash at end of period	$361	$108

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
The Company is organized as a matrix comprised of two customer facing operating sectors supported by an enterprise solutions and operations organization. The Company's operating sectors are aggregated into one reportable segment for financial reporting purposes. Each of the Company’s two customer facing operating sectors is focused on providing both (1) growth and technology accelerating solutions and (2) core service offerings to one or more agencies of the U.S. federal government. Growth and technology accelerating solutions include the delivery of secure cloud modernization, outcome based enterprise IT as-a-service, and the integration, production and modernization of defense systems. Core service offerings include systems engineering and the operation and maintenance of existing IT systems and networks.
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
Marketable Securities
Investments in marketable securities consist of equity securities, which are recorded at fair value using observable inputs such as quoted prices in active markets (Level 1). As of August 4, 2023 and February 3, 2023, the fair value of the Company's investments totaled $30 million and $28 million, respectively, and are included in other assets on the condensed and consolidated balance sheets. The Company's investments are primarily held in a custodial account, which includes investments to fund its deferred compensation plan liabilities.
Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported on the condensed and consolidated balance sheets for the periods presented:

	August 4, 2023	February 3, 2023
	(in millions)
Cash and cash equivalents	$352	$109
Restricted cash included in inventory, prepaid expenses and other current assets	5	5
Restricted cash included in other assets	4	4
Cash, cash equivalents and restricted cash	$361	$118
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
Acquisition costs for the three and six months ended August 4, 2023 were immaterial. During the six months ended July 29, 2022, the Company recognized a $1 million benefit related to the acquisition of Koverse.
During the three and six months ended August 4, 2023, the Company incurred $1 million of integration costs related to the acquisitions of Halfaker and Koverse. During the three and six months ended July 29, 2022, the Company incurred $1 million and $11 million of integration costs, respectively, related to the acquisitions of Halfaker and Koverse.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Restructuring
During the three and six months ended August 4, 2023, the Company incurred $5 million and $6 million of restructuring costs, respectively. During the three and six months ended July 29, 2022, the Company incurred $2 million of restructuring costs. These costs are associated with the optimization and consolidation of certain facilities and are presented within selling, general and administrative expenses on the condensed and consolidated statements of income.
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
The Company maintains a supplier finance program through a financial institution in which participating suppliers, at their sole discretion, may enroll with the financial institution to finance at a discounted price one or more payment obligations of the Company prior to their scheduled due dates. As of August 4, 2023, payment obligations outstanding under the Company’s supplier finance program were not material.
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table provides a reconciliation of the weighted-average number of shares outstanding used to compute basic and diluted EPS for the periods presented:

	Three Months Ended		Six Months Ended
	August 4, 2023	July 29, 2022	August 4, 2023	July 29, 2022
	(in millions)
Basic weighted-average number of shares outstanding	53.5	55.6	53.9	55.9
Dilutive common share equivalents - stock options and other stock-based awards	0.4	0.3	0.4	0.4
Diluted weighted-average number of shares outstanding	53.9	55.9	54.3	56.3
Antidilutive stock awards excluded from the weighted-average number of shares outstanding used to compute diluted EPS for the three and six months ended August 4, 2023 and July 29, 2022 were immaterial.
Share Repurchases
The Company may repurchase shares in accordance with established repurchase plans. The Company retires its common stock upon repurchase with the excess over par value allocated to additional paid-in capital. The Company has not made any material purchases of common stock other than in connection with established share repurchase plans. In June 2022, the number of shares of the Company's common stock that may be repurchased under its existing repurchase plan was increased by 8.0 million shares, bringing the total authorized shares to be repurchased under the plan to approximately 24.4 million shares. As of August 4, 2023, the Company has repurchased approximately 18.7 million shares of common stock under the program.
Dividends
The Company declared and paid a quarterly dividend of $0.37 per share of its common stock during the three months ended August 4, 2023. Subsequent to the end of the quarter, on September 6, 2023, the Company's Board of Directors declared a quarterly dividend of $0.37 per share of the Company's common stock payable on October 27, 2023 to stockholders of record on October 13, 2023.
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Aggregate net changes in estimates on contracts accounted for using the cost-to-cost method of accounting were recognized in operating income as follows:

	Three Months Ended		Six Months Ended
	August 4, 2023	July 29, 2022	August 4, 2023	July 29, 2022
	(in millions, except per share amounts)
Net (unfavorable) favorable adjustments	$(1)	$5	$4	$10
Net (unfavorable) favorable adjustments, after tax	(1)	4	3	8
Diluted EPS impact	$(0.02)	$0.07	$0.06	$0.14
Revenues were $1 million lower and $4 million higher for the three and six months ended August 4, 2023, respectively, and $5 million and $9 million higher for the three and six months ended July 29, 2022, respectively, due to net revenue recognized from performance obligations satisfied in prior periods.
Disaggregation of Revenues
The Company's revenues are generated primarily from long-term contracts with the U.S. government including subcontracts with other contractors engaged in work for the U.S. government. The Company disaggregates revenues by customer, contract type and prime versus subcontractor to the federal government.
Disaggregated revenues by customer were as follows:

	Three Months Ended		Six Months Ended
	August 4, 2023	July 29, 2022	August 4, 2023	July 29, 2022
	(in millions)
Department of Defense	$919	$884	$1,990	$1,830
Other federal government agencies	828	911	1,748	1,924
Commercial, state and local	37	36	74	73
Total	$1,784	$1,831	$3,812	$3,827
Disaggregated revenues by contract type were as follows:

	Three Months Ended		Six Months Ended
	August 4, 2023	July 29, 2022	August 4, 2023	July 29, 2022
	(in millions)
Cost reimbursement	$1,105	$1,035	$2,217	$2,130
Time and materials (T&M)	358	328	725	714
Firm-fixed price (FFP)	321	468	870	983
Total	$1,784	$1,831	$3,812	$3,827

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Disaggregated revenues by prime versus subcontractor were as follows:

	Three Months Ended		Six Months Ended
	August 4, 2023	July 29, 2022	August 4, 2023	July 29, 2022
	(in millions)
Prime contractor to federal government	$1,591	$1,665	$3,446	$3,487
Subcontractor to federal government	156	130	292	267
Other	37	36	74	73
Total	$1,784	$1,831	$3,812	$3,827
Contract Balances
Contract balances for the periods presented were as follows:

	Balance Sheet line item	August 4, 2023	February 3, 2023
		(in millions)
Billed and billable receivables, net(1)	Receivables, net	$608	$572
Contract assets - unbillable receivables	Receivables, net	350	364
Contract assets - contract retentions	Other assets	14	15
Contract liabilities - current	Accounts payable and accrued liabilities	45	48
Contract liabilities - non-current	Other long-term liabilities	$3	$4
(1)    Net of allowance of $4 million as of August 4, 2023 and February 3, 2023.
During the three and six months ended August 4, 2023, the Company recognized revenues of $12 million and $33 million, respectively, relating to amounts that were included in the opening balance of contract liabilities as of February 3, 2023. During the three and six months ended July 29, 2022, the Company recognized revenues of $8 million and $35 million, respectively, relating to amounts that were included in the opening balance of contract liabilities as of January 28, 2022.
Remaining Performance Obligations
As of August 4, 2023, the Company had approximately $5 billion of remaining performance obligations. The Company expects to recognize revenue on approximately 85% of the remaining performance obligations over the next 12 months and approximately 95% over the next 24 months, with the remaining recognized thereafter.
Lessor Revenue
The Company leases IT equipment and hardware to its customers. All of the Company’s lessor arrangements are operating leases. Operating lease income is recognized on a straight-line basis over the term of the lease and is reported as revenue on the condensed and consolidated statements of income. During the six months ended July 29, 2022, the Company recognized revenue of $23 million from the exercise of purchase options under certain lessor arrangements. Operating lease income was immaterial for the three and six months ended August 4, 2023 and July 29, 2022.

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
The Company remeasured its retained investment in FSA to a fair value of $14 million. The equity method investment is included within other assets on the condensed and consolidated balance sheets. The remeasurement resulted in a gain of $7 million which is included within other operating income on the condensed and consolidated statements of income and is reflected within gain on divestitures on the condensed and consolidated statements of cash flows. The Company estimated the fair value of its retained investment in FSA based on Level 3 inputs of the fair value hierarchy. The Company used the income approach which involves the use of estimates and assumptions, including revenue growth rates, projected operating margins, discount rates and terminal growth rates.
Sale of Logistics and Supply Chain Management Business
On May 6, 2023, the Company closed the sale of its logistics and supply chain management business (Supply Chain Business) to ASRC Federal Holding Company, LLC (ASRC Federal) for $356 million in cash, including $355 million received at closing and a preliminary post-closing adjustment for working capital. The sale enables the Company to focus its resources on long-term strategic growth areas. The Company recorded a preliminary pre-tax gain of $233 million, net of $7 million of transaction costs, which is included within other operating income on the condensed and consolidated statements of income.
The disposition does not represent a strategic shift in operations that will have a material effect on the Company's operations and financial results, and accordingly has not been presented as discontinued operations.
The major classes of assets and liabilities divested were as follows:

(in millions)
Assets:
Receivables, net	$46
Inventory, prepaid expenses and other current assets	73
Goodwill	60
Operating lease right of use assets	2
Total assets divested	$181
Liabilities:
Accounts payable and accrued liabilities	$63
Accrued payroll and employee benefits	1
Operating lease liabilities	1
Total liabilities divested	$65
In connection with the sale, the Company and ASRC Federal entered into certain transition services agreements pursuant to which the Company will provide certain services through approximately the end of fiscal 2024 on a cost reimbursable basis to ASRC Federal. The transition services include certain IT, finance and other services necessary to support the transition of the sale.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 5—Goodwill and Intangible Assets:
Goodwill
Goodwill had a carrying value of $2,851 million and $2,911 million as of August 4, 2023 and February 3, 2023, respectively. Goodwill decreased $60 million compared to February 3, 2023 due to the sale of the Supply Chain Business (see Note 4). There were no impairments of goodwill during the periods presented.
Intangible Assets
Intangible assets, all of which were finite-lived, consisted of the following:

	August 4, 2023			February 3, 2023
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
	(in millions)
Customer relationships	$1,462	$(518)	$944	$1,467	$(466)	$1,001
Developed technology	10	(3)	7	10	(2)	8
Trade name	1	(1)	—	1	(1)	—
Total intangible assets	$1,473	$(522)	$951	$1,478	$(469)	$1,009
Amortization expense related to intangible assets was $29 million and $58 million for the three and six months ended August 4, 2023, respectively, and $32 million and $65 million for the three and six months ended July 29, 2022, respectively. There were no intangible asset impairment losses during the periods presented.
As of August 4, 2023, the estimated future annual amortization expense related to intangible assets is as follows:

Fiscal Year	(in millions)
Remainder of 2024	$57
2025	115
2026	115
2027	115
2028	98
Thereafter	451
Total	$951
Actual amortization expense in future periods could differ from these estimates as a result of future acquisitions, divestitures, impairments, and other factors.
Note 6—Income Taxes:
The Company's effective income tax rate was 26.4% and 24.7% for the three and six months ended August 4, 2023, respectively, and 21.8% and 21.9% for the three and six months ended July 29, 2022, respectively.
The Company’s higher effective tax rate for the three and six months ended August 4, 2023, compared to the same periods in the prior year, is primarily attributable to the gain from the disposition of the Supply Chain Business and the associated non-deductible goodwill, partially offset by higher tax benefits from stock-based compensation and the completion of a foreign-derived intangible income study.
Beginning in fiscal 2023, the Tax Cuts and Jobs Act of 2017 (TCJA) removed the ability of taxpayers to immediately deduct specific research and development expenditures in the year incurred and instead requires taxpayers to capitalize and amortize such research expenditures over a period of five years.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As of August 4, 2023, the Company's unrecognized tax benefits were $207 million, compared to $156 million as of February 3, 2023. The increase during the six months ended August 4, 2023 is primarily attributable to research tax credits and capitalized research and development costs in accordance with the TCJA. This increase also resulted in a corresponding $35 million increase to deferred tax assets.
As of August 4, 2023 and February 3, 2023, the net deferred tax asset balance was $74 million and $14 million, respectively, and is presented in other assets on the condensed and consolidated balance sheets.
Note 7—Debt Obligations:
The Company’s long-term debt as of the dates presented was as follows:

	August 4, 2023					February 3, 2023
	Stated interest rate	Effective interest rate	Principal	Unamortized debt issuance costs	Net	Principal	Unamortized debt issuance costs	Net
			(dollars in millions)
Term Loan A Facility due June 2027	6.42%	6.54%	$1,230	$(4)	$1,226	$1,230	$(5)	$1,225
Term Loan B Facility due October 2025	7.29%	7.50%	424	(2)	422	488	(3)	485
Term Loan B2 Facility due March 2027	7.29%	7.73%	236	(3)	233	272	(4)	268
Senior Notes due April 2028	4.88%	5.11%	400	(4)	396	400	(4)	396
Total long-term debt			$2,290	$(13)	$2,277	$2,390	$(16)	$2,374
Less current portion			62	—	62	31	—	31
Total long-term debt, net of current portion			$2,228	$(13)	$2,215	$2,359	$(16)	$2,343
As of August 4, 2023, the Company has a $2.9 billion secured credit facility (the Credit Facility) consisting of a Term Loan A Facility due June 2027, a Term Loan B Facility due October 2025, a Term Loan B2 Facility due March 2027 (together, the Term Loan Facilities), and a $1.0 billion Revolving Credit Facility due June 2027 (the Revolving Credit Facility).
During the three and six months ended August 4, 2023, the Company made principal prepayments of $64 million and $36 million on the Term Loan B Facility due October 2025 and the Term Loan B2 Facility due March 2027, respectively. During the six months ended August 4, 2023, the Company borrowed and repaid $160 million under the Revolving Credit Facility. There was no balance outstanding on the Revolving Credit Facility as of August 4, 2023. As of August 4, 2023, the Company was in compliance with the covenants under its Credit Facility.
As of August 4, 2023 and February 3, 2023, the carrying value of the Company’s outstanding debt obligations approximated its fair value. The fair value of long-term debt is calculated using Level 2 inputs, based on interest rates available for debt with terms and maturities similar to the Company’s Term Loan Facilities and Senior Notes.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Maturities of long-term debt as of August 4, 2023 are:

Fiscal Year	Total
(in millions)
Remainder of 2024	$31
2025	77
2026	532
2027	123
2028	1,127
Thereafter	400
Total principal payments	$2,290
Note 8—Derivative Instruments Designated as Cash Flow Hedges:
The Company’s derivative instruments designated as cash flow hedges consist of:

					Fair Value of Asset(1) at
	Notional Amount at August 4, 2023	Pay Fixed Rate	Receive Variable Rate	Settlement and Termination	August 4, 2023	February 3, 2023
	(in millions)				(in millions)
Interest rate swaps #1	$685	2.96%	Term SOFR	Monthly through October 31, 2025	$23	$16
Interest rate swaps #2	450	2.36%	Term SOFR	Monthly through October 31, 2023	3	9
Total	$1,135				$26	$25
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
See Note 9 for the unrealized change in fair values on cash flow hedges recognized in other comprehensive income (loss) and the amounts reclassified from accumulated other comprehensive income (loss) into earnings for the current and comparative periods presented. The Company estimates that it will reclassify $19 million of unrealized gains from accumulated other comprehensive income into earnings in the twelve months following August 4, 2023.

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

	Unrealized Gains (Losses) on Fixed Interest Rate Swap Cash Flow Hedges(1)	Defined Benefit Obligation Adjustment	Total
	(in millions)
Three months ended August 4, 2023
Balance at May 5, 2023	$12	$4	$16
Other comprehensive income before reclassifications	15	—	15
Amounts reclassified from accumulated other comprehensive income	(6)	—	(6)
Income tax impact	(2)	—	(2)
Net other comprehensive income	7	—	7
Balance at August 4, 2023	$19	$4	$23

Three months ended July 29, 2022
Balance at April 29, 2022	$(1)	$1	$—
Other comprehensive loss before reclassifications	(8)	—	(8)
Amounts reclassified from accumulated other comprehensive loss	4	—	4
Income tax impact	1	—	1
Net other comprehensive loss	(3)	—	(3)
Balance at July 29, 2022	$(4)	$1	$(3)

Six months ended August 4, 2023
Balance at February 3, 2023	$18	$4	$22
Other comprehensive income before reclassifications	13	—	13
Amounts reclassified from accumulated other comprehensive income	(12)	—	(12)
Income tax impact	—	—	—
Net other comprehensive income	1	—	1
Balance at August 4, 2023	$19	$4	$23

Six months ended July 29, 2022
Balance at January 28, 2022	$(38)	$1	$(37)
Other comprehensive income before reclassifications	34	—	34
Amounts reclassified from accumulated other comprehensive loss	12	—	12
Income tax impact	(12)	—	(12)
Net other comprehensive income	34	—	34
Balance at July 29, 2022	$(4)	$1	$(3)
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
During the six months ended August 4, 2023 and July 29, 2022, the Company incurred purchase discount fees of $5 million and $2 million, respectively, which are presented in other (income) expense, net on the condensed and consolidated statements of income and are reflected as cash flows from operating activities on the condensed and consolidated statements of cash flows.
MARPA Facility activity consisted of the following:

	Six Months Ended
	August 4, 2023	July 29, 2022
	(in millions)
Beginning balance	$250	$200
Sale of receivables	1,425	2,010
Cash collections	(1,425)	(1,950)
Outstanding balance sold to Purchaser(1)	250	260
Cash collected, not remitted to Purchaser(2)	(25)	(29)
Remaining sold receivables	$225	$231
(1)    For the six months ended August 4, 2023 there was no net impact to cash flows from operating activities from sold receivables. For the six months ended July 29, 2022, the Company recorded a net increase to cash flows from operating activities of $60 million from sold receivables.
(2)    Primarily represents the cash collected on behalf of but not yet remitted to the Purchaser as of August 4, 2023 and July 29, 2022. This balance is included in accounts payable and accrued liabilities on the condensed and consolidated balance sheets.
Note 11—Legal Proceedings and Other Commitments and Contingencies:
Legal Proceedings
The Company is involved in various claims and lawsuits arising in the normal conduct of its business, none of which the Company’s management believes, based on current information, is expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.
A vendor used by the Company to audit employee retirement benefits confirmed to the Company on August 4, 2023, that it had experienced a cybersecurity incident related to MOVEit software, a commonly used secure file transfer application. The vendor indicated that the incident may have resulted in the personal information of certain employees and former employees of the Company being accessed by an unauthorized third party. The vendor and the Company have conducted a review of the incident and the vendor has undertaken remedial measures including credit monitoring at its expense. At this time, the Company has not experienced and does not anticipate any material impact on its ongoing operations, financial condition or results of operations as a direct result of this incident. This disclosure should be read in conjunction with "Risk Factors" in Part I of the most recently filed Annual Report on Form 10-K.
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
As of August 4, 2023, the Company believes it has adequately reserved for estimated net amounts to be refunded to customers for potential adjustments for indirect cost audits and compliance with U.S. government Cost Accounting Standards.
Letters of Credit and Surety Bonds
The Company has outstanding obligations relating to letters of credit of $9 million as of August 4, 2023, principally related to guarantees on insurance policies. The Company also has outstanding obligations relating to surety bonds of $19 million, principally related to performance and payment bonds on the Company’s contracts.

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
Economic Opportunities, Challenges, and Risks
During the three and six months ended August 4, 2023, we generated 98% of our revenues from contracts with the U.S. government, including subcontracts on which we perform. Our business performance is affected by the overall level of U.S. government spending and the alignment of our offerings and capabilities with the budget priorities of the U.S. government. Appropriations measures passed in December 2022 provided full funding for the federal government through the end of government fiscal year (GFY) 2023. Delayed passage of appropriations for GFY 2024 funding could result in the U.S. government operating on one or more continuing resolutions and/or could potentially lead to a partial or full government shutdown. In January 2023, the Federal debt ceiling was reached and the U.S. Department of the Treasury was operating under "extraordinary measures." In June 2023, the President signed the Fiscal Responsibility Act of 2023 which suspends the Federal debt ceiling until January 1, 2025, postponing the threat of a federal government default.
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
Results of Operations
The primary financial performance measures we use to manage our business and monitor results of operations are revenues, operating income, and cash flows from operating activities. The following table summarizes our results of operations:

	Three Months Ended			Six Months Ended
	August 4, 2023	Percent change	July 29, 2022	August 4, 2023	Percent change	July 29, 2022
	(dollars in millions)
Revenues	$1,784	(3%)	$1,831	$3,812	—%	$3,827
Cost of revenues	1,568	(3%)	1,612	3,361	(1%)	3,382
As a percentage of revenues	87.9%		88.0%	88.2%		88.4%
Selling, general and administrative expenses	88	(5%)	93	172	(7%)	185
Acquisition and integration costs	1	—%	1	1	(90%)	10
Other operating income	(235)	100%	—	(241)	100%	—
Operating income	362	190%	125	519	108%	250
As a percentage of revenues	20.3%		6.8%	13.6%		6.5%
Net income attributable to common stockholders	$247	238%	$73	$345	136%	$146
Net cash provided by operating activities	$150	6%	$141	$232	(10%)	$259
Revenues. Revenues decreased $47 million for the three months ended August 4, 2023 as compared to the same period in the prior year primarily due to the sale of the Supply Chain Business ($149 million) and the deconsolidation of FSA ($34 million) (see Note 4 for additional information), and contract completions, partially offset by ramp up on existing and new contracts. Adjusting for the impact of the divestiture of the Supply Chain Business and the deconsolidation of FSA, revenues grew 8.3%.
Revenues decreased $15 million for the six months ended August 4, 2023 as compared to the same period in the prior year primarily due to the sale of the Supply Chain Business ($149 million), the deconsolidation of FSA ($71 million), and contract completions, partially offset by ramp up on existing and new contracts. Adjusting for the impact of the divestiture of the Supply Chain Business and the deconsolidation of FSA, revenues grew 5.7%.
Cost of Revenues. Cost of revenues decreased $44 million for the three months ended August 4, 2023 as compared to the same period in the prior year primarily due to the sale of the Supply Chain Business ($138 million) and the deconsolidation of FSA ($32 million), partially offset by ramp up on new and existing contracts.
Cost of revenues decreased $21 million for the six months ended August 4, 2023 as compared to the same period in the prior year primarily due to the sale of the Supply Chain business ($138 million) and the deconsolidation of FSA ($65 million), partially offset by ramp up on new and existing contracts.
Selling, General and Administrative Expenses (SG&A). SG&A decreased $5 million and $13 million for the three and six months ended August 4, 2023, respectively, as compared to the same periods in the prior year primarily due to lower indirect costs and intangible asset amortization.
Operating Income. Operating income as a percentage of revenues for the three months ended August 4, 2023 increased from the comparable prior year period primarily due to the gain recognized from the sale of the Supply Chain Business, improved profitability across our contract portfolio, and lower indirect costs.
Operating income as a percentage of revenues increased for the six months ended August 4, 2023 from the comparable prior year period primarily due to a $233 million gain recognized from the sale of the Supply Chain Business, a $7 million gain recognized from the deconsolidation of FSA, improved profitability across our contract portfolio, and lower indirect costs.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
Net Cash Provided by Operating Activities. Net cash provided by operating activities decreased $27 million for the six months ended August 4, 2023 as compared to the prior year primarily due to higher cash provided by the MARPA Facility in the prior year and higher tax payments in the current year, partially offset by other changes in working capital.
Non-GAAP Measures
Earnings before interest, taxes, depreciation and amortization (EBITDA) and adjusted EBITDA are non-GAAP financial measures. While we believe that these non-GAAP financial measures are useful for management and investors in evaluating our financial information, they should be considered as supplemental in nature and not as a substitute for financial information prepared in accordance with GAAP. Reconciliations, definitions, and how we believe these measures are useful to management and investors are provided below. Other companies may define similar measures differently.
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
EBITDA and adjusted EBITDA for the periods presented were calculated as follows:

	Three Months Ended		Six Months Ended
	August 4, 2023	July 29, 2022	August 4, 2023	July 29, 2022
	(dollars in millions)
Net income	$247	$74	$345	$148
Interest expense and loss on sale of receivables	35	31	71	59
Interest income	(4)	—	(5)	—
Provision for income taxes	88	21	113	42
Depreciation and amortization	36	40	72	81
EBITDA	402	166	596	330
EBITDA as a percentage of revenues	22.5%	9.1%	15.6%	8.6%
Acquisition and integration costs	1	1	1	10
Restructuring and impairment costs	5	2	6	2
Recovery of acquisition and integration costs and restructuring and impairment costs(1)	—	(3)	—	(3)
Gain on divestitures, net of transaction costs	(234)	—	(240)	—
Adjusted EBITDA	$174	$166	$363	$339
Adjusted EBITDA as a percentage of revenues	9.8%	9.1%	9.5%	8.9%
(1)    Adjustment reflects the portion of acquisition and integration costs and restructuring and impairment costs recovered through the Company's indirect rates in accordance with U.S. government Cost Accounting Standards.
Adjusted EBITDA as a percentage of revenues for the three and six months ended August 4, 2023 increased to 9.8% from 9.1% and increased to 9.5% from 8.9% for the same periods in the prior year, respectively, primarily due to improved profitability across our contract portfolio and lower indirect costs.

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
The estimated value of our total backlog as of the dates presented was:

	August 4, 2023	February 3, 2023
	(in millions)
Funded backlog	$3,716	$3,554
Negotiated unfunded backlog	18,808	20,248
Total backlog	$22,524	$23,802
We had net bookings worth an estimated $0.7 billion and $2.7 billion during the three and six months ended August 4, 2023.

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

	Six Months Ended
	August 4, 2023	July 29, 2022
Cost reimbursement	58%	56%
Time and materials (T&M)	19%	18%
Firm-fixed price (FFP)	23%	26%
Total	100%	100%
The change in contract mix for the six months ended August 4, 2023 reflects a decrease in firm-fixed price type contracts due to the divestiture of the Supply Chain Business which historically had a higher proportion of these contracts.
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

	Three Months Ended		Six Months Ended
	August 4, 2023	July 29, 2022	August 4, 2023	July 29, 2022
	(as a % of total cost of revenues)
Labor-related cost of revenues	56%	53%	54%	54%
Subcontractor-related cost of revenues	32%	30%	30%	29%
Supply chain materials-related cost of revenues	—%	7%	4%	7%
Other materials-related cost of revenues	12%	10%	12%	10%
Total	100%	100%	100%	100%
The change in cost of revenues mix for the three and six months ended August 4, 2023 reflects a decrease in supply chain materials-related costs due to the divestiture of the Supply Chain Business.
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
Historical Cash Flow Trends
The following table summarizes our cash flows:

	Six Months Ended
	August 4, 2023	July 29, 2022
	(in millions)
Net cash provided by operating activities	$232	$259
Net cash provided by (used in) investing activities	334	(17)
Net cash used in financing activities	(323)	(249)
Net increase (decrease) in cash, cash equivalents and restricted cash	$243	$(7)
Net Cash Provided by Operating Activities. Refer to “Results of Operations” above for a discussion of the changes in cash provided by operating activities between the six months ended August 4, 2023 and the comparable prior year period.
Net Cash Provided by (Used in) Investing Activities. Cash provided by investing activities for the six months ended August 4, 2023 was $334 million compared to cash used in investing activities of $17 million in the prior year period. This change is primarily due to the $355 million of cash proceeds for the sale of the Supply Chain Business (see Note 4 to the condensed and consolidated financial statements).
Net Cash Used in Financing Activities. Cash used in financing activities for the six months ended August 4, 2023 increased compared to the prior year period due to higher share repurchases and higher term loan principal payments compared to the prior year period.
Critical Accounting Policies and Estimates
There have been no changes to our critical accounting policies and estimates during the six months ended August 4, 2023 from those disclosed in our most recently filed Annual Report on Form 10-K.
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
Item 4. Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) and have concluded that as of August 4, 2023 these controls and procedures were operating and effective.
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
The following table presents repurchases of our common stock during the three months ended August 4, 2023:

Period(1)	Total Number of Shares (or Units) Purchased(2)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(3)
May 6, 2023 - June 9, 2023	446,227	$99.61	446,227	6,282,675
June 10, 2023 - July 7, 2023	269,209	109.71	269,209	6,013,466
July 8, 2023 - August 4, 2023	223,238	117.68	223,238	5,790,228
Total	938,674	$106.80	938,674
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
(3)In June 2022, the number of shares that may be purchased increased by 8.0 million shares, bringing the total authorized shares to be repurchased under the plan to approximately 24.4 million shares. As of August 4, 2023, we have repurchased approximately 18.7 million shares of common stock under the program.
Item 3. Defaults Upon Senior Securities
No information is required in response to this item.
Item 4. Mine Safety Disclosures
No information is required in response to this item.
Item 5. Other Information
During the three months ended August 4, 2023, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as such terms are defined in Item 408 of Regulation S-K.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
Item 6. Exhibits

Exhibit Number	Description of Exhibit

10.1*
Science Applications International Corporation 2023 Equity Incentive Plan, effective June 7, 2023. Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (File No. 333-272484) as filed with the Securities and Exchange Commission (SEC) on June 7, 2023.

10.2*
Form of Restricted Stock Unit Award Agreement of the Science Applications International Corporation 2023 Equity Incentive Plan. Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on June 13, 2023.

10.3*
Form of Performance Stock Unit Award Agreement of the Science Applications International Corporation 2023 Equity Incentive Plan. Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on June 13, 2023.

10.4*
Science Applications International Corporation Amended and Restated 2013 Employee Stock Purchase Plan, effective June 7, 2023. Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed with the SEC on June 13, 2023.

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
Date: September 7, 2023

Science Applications International Corporation

/s/ Prabu Natarajan
Prabu Natarajan Executive Vice President and Chief Financial Officer