Form 10-Q
period 2023-11-03
Science Applications International Corp
filed 2023-12-04
CIK 1571123

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 3, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares issued and outstanding of the registrant’s common stock as of November 24, 2023 was as follows:
52,062,546 shares of common stock ($.0001 par value per share)

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
FORM 10-Q

-i-

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
CONDENSED AND CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	November 3, 2023	October 28, 2022	November 3, 2023	October 28, 2022
	(in millions, except per share amounts)
Revenues	$1,895	$1,909	$5,707	$5,736
Cost of revenues	1,666	1,688	5,027	5,070
Selling, general and administrative expenses	87	87	259	272
Acquisition and integration costs	—	1	1	11
Other operating income (includes gain on divestiture, see Note 4)	(1)	—	(242)	—
Operating income	143	133	662	383
Interest expense	31	30	97	87
Other (income) expense, net	(2)	3	(7)	6
Income before income taxes	114	100	572	290
Provision for income taxes	(21)	(20)	(134)	(62)
Net income	93	80	438	228
Net income attributable to non-controlling interest	—	—	—	2
Net income attributable to common stockholders	$93	$80	$438	$226
Earnings per share:
Basic	$1.79	$1.45	$8.19	$4.06
Diluted	$1.76	$1.45	$8.11	$4.04

See accompanying notes to condensed and consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
CONDENSED AND CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	November 3, 2023	October 28, 2022	November 3, 2023	October 28, 2022
	(in millions)
Net income	$93	$80	$438	$228
Other comprehensive (loss) income, net of tax:
Net unrealized (loss) gain on derivative instruments	(3)	29	(2)	63
Total other comprehensive (loss) income, net of tax	(3)	29	(2)	63
Comprehensive income	$90	$109	$436	$291
Comprehensive income attributable to non-controlling interest	—	—	—	2
Comprehensive income attributable to common stockholders	$90	$109	$436	$289

See accompanying notes to condensed and consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
CONDENSED AND CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	November 3, 2023	February 3, 2023
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$311	$109
Receivables, net	1,010	936
Inventory, prepaid expenses and other current assets	67	152
Total current assets	1,388	1,197
Goodwill	2,851	2,911
Intangible assets, net	923	1,009
Property, plant, and equipment (net of accumulated depreciation of $176 million and $194 million at November 3, 2023 and February 3, 2023, respectively)	89	92
Operating lease right of use assets	136	158
Other assets	271	176
Total assets	$5,658	$5,543

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$840	$767
Accrued payroll and employee benefits	317	328
Long-term debt, current portion	69	31
Total current liabilities	1,226	1,126
Long-term debt, net of current portion	2,194	2,343
Operating lease liabilities	132	152
Other long-term liabilities	278	218
Commitments and contingencies (Note 11)
Equity:
Common stock, $0.0001 par value, 1 billion shares authorized, 52 million and 54 million shares issued and outstanding as of November 3, 2023 and February 3, 2023, respectively	—	—
Additional paid-in capital	395	637
Retained earnings	1,413	1,035
Accumulated other comprehensive income	20	22
Total common stockholders' equity	1,828	1,694
Non-controlling interest	—	10
Total stockholders' equity	1,828	1,704
Total liabilities and stockholders' equity	$5,658	$5,543

See accompanying notes to condensed and consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
CONDENSED AND CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

	Shares of common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Non-controlling interest	Total
	(in millions)
Balance at August 4, 2023	53	$480	$1,340	$23	$—	$1,843
Net income	—	—	93	—	—	93
Issuances of stock	—	4	—	—	—	4
Other comprehensive income, net of tax	—	—	—	(3)	—	(3)
Cash dividends of $0.37 per share	—	—	(20)	—	—	(20)
Stock-based compensation	—	14	—	—	—	14
Repurchases of stock	(1)	(103)	—	—	—	(103)
Balance at November 3, 2023	52	$395	$1,413	$20	$—	$1,828

Balance at February 3, 2023	54	$637	$1,035	$22	$10	$1,704
Net income	—	—	438	—	—	438
Issuances of stock	1	13	—	—	—	13
Other comprehensive income, net of tax	—	—	—	(2)	—	(2)
Cash dividends of $1.11 per share	—	—	(60)	—	—	(60)
Stock-based compensation	—	21	—	—	—	21
Repurchases of stock	(3)	(276)	—	—	—	(276)
Deconsolidation of non-controlling interest	—	—	—	—	(10)	(10)
Balance at November 3, 2023	52	$395	$1,413	$20	$—	$1,828

Balance at July 29, 2022	55	$723	$923	$(3)	$10	$1,653
Net income	—	—	80	—	—	80
Issuances of stock	—	5	—	—	—	5
Other comprehensive loss, net of tax	—	—	—	29	—	29
Cash dividends of $0.37 per share	—	—	(22)	—	—	(22)
Stock-based compensation	—	11	—	—	—	11
Repurchases of stock	—	(60)	—	—	—	(60)
Distributions to non-controlling interest	—	—	—	—	—	—
Balance at October 28, 2022	55	$679	$981	$26	$10	$1,696

Balance at January 28, 2022	56	$838	$818	$(37)	$10	$1,629
Net income	—	—	226	—	2	228
Issuances of stock	1	13	—	—	—	13
Other comprehensive income, net of tax	—	—	—	63	—	63
Cash dividends of $1.11 per share	—	—	(63)	—	—	(63)
Stock-based compensation	—	19	—	—	—	19
Repurchases of stock	(2)	(191)	—	—	—	(191)
Distributions to non-controlling interest	—	—	—	—	(2)	(2)
Balance at October 28, 2022	55	$679	$981	$26	$10	$1,696

See accompanying notes to condensed and consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
CONDENSED AND CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	November 3, 2023	October 28, 2022
	(in millions)
Cash flows from operating activities:
Net income	$438	$228
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	106	118
Amortization of off-market customer contracts	(5)	(12)
Amortization of debt issuance costs	4	8
Deferred income taxes	(33)	(29)
Stock-based compensation expense	42	35
Gain on sale of long-lived assets	(3)	—
Gain on divestitures	(247)	—
Increase (decrease) resulting from changes in operating assets and liabilities, net of the effect of divestitures:
Receivables	(142)	(44)
Inventory, prepaid expenses and other current assets	13	7
Other assets	5	5
Accounts payable and accrued liabilities	120	(21)
Accrued payroll and employee benefits	(4)	32
Income taxes payable	21	59
Operating lease assets and liabilities, net	(3)	(1)
Other long-term liabilities	21	2
Net cash provided by operating activities	333	387
Cash flows from investing activities:
Expenditures for property, plant, and equipment	(16)	(18)
Purchases of marketable securities	(6)	(5)
Sales of marketable securities	5	3
Proceeds from sale of long-lived assets	3	—
Proceeds from divestitures	356	—
Cash divested upon deconsolidation of joint venture	(8)	—
Other	(10)	(3)
Net cash provided by (used in) investing activities	324	(23)
Cash flows from financing activities:
Dividend payments to stockholders	(60)	(63)
Principal payments on borrowings	(275)	(780)
Issuances of stock	13	12
Stock repurchased and retired or withheld for taxes on equity awards	(293)	(208)
Proceeds from borrowings	160	630
Debt issuance costs	—	(6)
Distributions to non-controlling interest	—	(2)
Net cash used in financing activities	(455)	(417)
Net increase (decrease) in cash, cash equivalents and restricted cash	202	(53)
Cash, cash equivalents and restricted cash at beginning of period	118	115
Cash, cash equivalents and restricted cash at end of period	$320	$62

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
Marketable Securities
Investments in marketable securities consist of equity securities, which are recorded at fair value using observable inputs such as quoted prices in active markets (Level 1). As of November 3, 2023 and February 3, 2023, the fair value of the Company's investments totaled $29 million and $28 million, respectively, and are included in other assets on the condensed and consolidated balance sheets. The Company's investments are primarily held in a custodial account, which includes investments to fund its deferred compensation plan liabilities.
Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported on the condensed and consolidated balance sheets for the periods presented:

	November 3, 2023	February 3, 2023
	(in millions)
Cash and cash equivalents	$311	$109
Restricted cash included in inventory, prepaid expenses and other current assets	4	5
Restricted cash included in other assets	5	4
Cash, cash equivalents and restricted cash	$320	$118
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
Acquisition costs for the three and nine months ended November 3, 2023 were immaterial. During the three and nine months ended October 28, 2022, the Company recognized a benefit of $1 million and $2 million, respectively, related to the acquisition of Koverse.
During the nine months ended November 3, 2023, the Company incurred $1 million of integration costs related to the acquisitions of Halfaker and Koverse. During the three and nine months ended October 28, 2022, the Company incurred $2 million and $13 million of integration costs, respectively, related to the acquisitions of Halfaker and Koverse.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Restructuring
During the three and nine months ended November 3, 2023, the Company incurred $2 million and $8 million of restructuring costs, respectively. During the three and nine months ended October 28, 2022, the Company incurred $5 million and $7 million of restructuring costs. These costs are associated with the optimization and consolidation of certain facilities and are presented within selling, general and administrative expenses on the condensed and consolidated statements of income.
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
Accounting Standards Updates
In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2023-07, Segment Reporting (Topic 280), to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. Amongst other amendments, the standard requires annual and interim disclosures of significant segment expenses that are regularly provided to the chief operating decision maker (CODM), and interim disclosures about a reportable segment’s profit or loss and assets that are currently required annually. This standard does not change how an entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. The standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of adoption of this standard on its consolidated financial statements.

In September 2022, the FASB issued ASU No. 2022-04, Liabilities—Supplier Finance Programs (Subtopic 405-50), which requires annual and interim disclosures for entities that use supplier finance programs in connection with the purchase of goods and services. The new standard does not affect the recognition, measurement or financial statement presentation of supplier finance program obligations. These amendments are effective for fiscal years beginning after December 15, 2022, except for the requirement to provide rollforward information, which is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted. The Company adopted the requirements of ASU 2022-04 effective the first day of fiscal 2024.
The Company maintains a supplier finance program through a financial institution in which participating suppliers, at their sole discretion, may enroll with the financial institution to finance at a discounted price one or more payment obligations of the Company prior to their scheduled due dates. Payment obligations outstanding under the Company’s supplier finance program are presented within accounts payable and accrued liabilities on the condensed and consolidated balance sheets and were immaterial as of November 3, 2023.
Note 2—Earnings Per Share, Share Repurchases and Dividends:
Earnings Per Share (EPS)
Basic EPS is computed by dividing net income attributable to common stockholders by the basic weighted-average number of shares outstanding. Diluted EPS is computed similarly to basic EPS, except the weighted-average number of shares outstanding is increased to include the dilutive effect of outstanding stock options and other stock-based awards. The dilutive effect of outstanding stock options and other stock-based awards is computed using the treasury stock method.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table provides a reconciliation of the weighted-average number of shares outstanding used to compute basic and diluted EPS for the periods presented:

	Three Months Ended		Nine Months Ended
	November 3, 2023	October 28, 2022	November 3, 2023	October 28, 2022
	(in millions)
Basic weighted-average number of shares outstanding	52.8	55.0	53.5	55.6
Dilutive common share equivalents - stock options and other stock-based awards	0.5	0.5	0.5	0.4
Diluted weighted-average number of shares outstanding	53.3	55.5	54.0	56.0
Antidilutive stock awards excluded from the weighted-average number of shares outstanding used to compute diluted EPS for the three and nine months ended November 3, 2023 and October 28, 2022 were immaterial.
Share Repurchases
The Company may repurchase shares in accordance with established repurchase plans. The Company retires its common stock upon repurchase with the excess over par value allocated to additional paid-in capital. The Company has not made any material purchases of common stock other than in connection with established share repurchase plans. In June 2022, the number of shares of the Company's common stock that may be repurchased under its existing repurchase plan was increased by 8.0 million shares, bringing the total authorized shares to be repurchased under the plan to approximately 24.4 million shares. As of November 3, 2023, the Company has repurchased approximately 19.6 million shares of common stock under the program.
Dividends
The Company declared and paid a quarterly dividend of $0.37 per share of its common stock during the three months ended November 3, 2023. Subsequent to the end of the quarter, on November 30, 2023, the Company's Board of Directors declared a quarterly dividend of $0.37 per share of the Company's common stock payable on January 26, 2024 to stockholders of record on January 12, 2024.
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Aggregate net changes in estimates on contracts accounted for using the cost-to-cost method of accounting were recognized in operating income as follows:

	Three Months Ended		Nine Months Ended
	November 3, 2023	October 28, 2022	November 3, 2023	October 28, 2022
	(in millions, except per share amounts)
Net (unfavorable) favorable adjustments	$2	$(6)	$6	$4
Net (unfavorable) favorable adjustments, after tax	2	(5)	5	3
Diluted EPS impact	$0.04	$(0.09)	$0.09	$0.05
Revenues were $4 million and $8 million higher for the three and nine months ended November 3, 2023, respectively, and $2 million lower and $7 million higher for the three and nine months ended October 28, 2022, respectively, due to net revenue recognized from performance obligations satisfied in prior periods.
Disaggregation of Revenues
The Company's revenues are generated primarily from long-term contracts with the U.S. government including subcontracts with other contractors engaged in work for the U.S. government. The Company disaggregates revenues by customer, contract type and prime versus subcontractor to the federal government.
Disaggregated revenues by customer were as follows:

	Three Months Ended		Nine Months Ended
	November 3, 2023	October 28, 2022	November 3, 2023	October 28, 2022
	(in millions)
Department of Defense	$992	$969	$2,982	$2,799
Other federal government agencies	863	903	2,611	2,827
Commercial, state and local	40	37	114	110
Total	$1,895	$1,909	$5,707	$5,736
Disaggregated revenues by contract type were as follows:

	Three Months Ended		Nine Months Ended
	November 3, 2023	October 28, 2022	November 3, 2023	October 28, 2022
	(in millions)
Cost reimbursement	$1,207	$1,071	$3,424	$3,201
Time and materials (T&M)	382	363	1,107	1,077
Firm-fixed price (FFP)	306	475	1,176	1,458
Total	$1,895	$1,909	$5,707	$5,736

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Disaggregated revenues by prime versus subcontractor were as follows:

	Three Months Ended		Nine Months Ended
	November 3, 2023	October 28, 2022	November 3, 2023	October 28, 2022
	(in millions)
Prime contractor to federal government	$1,710	$1,725	$5,156	$5,212
Subcontractor to federal government	145	147	437	414
Other	40	37	114	110
Total	$1,895	$1,909	$5,707	$5,736
Contract Balances
Contract balances for the periods presented were as follows:

	Balance Sheet line item	November 3, 2023	February 3, 2023
		(in millions)
Billed and billable receivables, net(1)	Receivables, net	$603	$572
Contract assets - unbillable receivables	Receivables, net	407	364
Contract assets - contract retentions	Other assets	15	15
Contract liabilities - current	Accounts payable and accrued liabilities	48	48
Contract liabilities - non-current	Other long-term liabilities	$2	$4
(1)    Net of allowance of $3 million and $4 million as of November 3, 2023 and February 3, 2023, respectively.
During the three and nine months ended November 3, 2023, the Company recognized revenues of $5 million and $38 million, respectively, relating to amounts that were included in the opening balance of contract liabilities as of February 3, 2023. During the three and nine months ended October 28, 2022, the Company recognized revenues of $4 million and $39 million, respectively, relating to amounts that were included in the opening balance of contract liabilities as of January 28, 2022.
Remaining Performance Obligations
As of November 3, 2023, the Company had approximately $5.5 billion of remaining performance obligations. The Company expects to recognize revenue on approximately 80% of the remaining performance obligations over the next 12 months and approximately 90% over the next 24 months, with the remaining recognized thereafter.
Lessor Revenue
The Company leases IT equipment and hardware to its customers. All of the Company’s lessor arrangements are operating leases. Operating lease income is recognized on a straight-line basis over the term of the lease and is reported as revenue on the condensed and consolidated statements of income. During the nine months ended October 28, 2022, the Company recognized revenue of $23 million from the exercise of purchase options under certain lessor arrangements. Operating lease income was immaterial for the three and nine months ended November 3, 2023 and October 28, 2022.

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
Sale of Logistics and Supply Chain Management Business
On May 6, 2023, the Company closed the sale of its logistics and supply chain management business (Supply Chain Business) to ASRC Federal Holding Company, LLC (ASRC Federal) for $356 million in cash. The sale enables the Company to focus its resources on long-term strategic growth areas. The Company recorded a pre-tax gain of $233 million, net of $7 million of transaction costs, which is included within other operating income on the condensed and consolidated statements of income.
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
In connection with the sale, the Company and ASRC Federal entered into certain transition services agreements pursuant to which the Company will provide certain services to ASRC Federal through approximately the end of fiscal 2024 on a cost reimbursable basis. The transition services include certain IT, finance and other services necessary to support the transition of the sale.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 5—Goodwill and Intangible Assets:
Goodwill
Goodwill had a carrying value of $2,851 million and $2,911 million as of November 3, 2023 and February 3, 2023, respectively. Goodwill decreased $60 million compared to February 3, 2023 due to the sale of the Supply Chain Business (see Note 4). There were no impairments of goodwill during the periods presented.
Intangible Assets
Intangible assets, all of which were finite-lived, consisted of the following:

	November 3, 2023			February 3, 2023
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
	(in millions)
Customer relationships	$1,462	$(546)	$916	$1,467	$(466)	$1,001
Developed technology	10	(3)	7	10	(2)	8
Trade name	1	(1)	—	1	(1)	—
Total intangible assets	$1,473	$(550)	$923	$1,478	$(469)	$1,009
Amortization expense related to intangible assets was $28 million and $86 million for the three and nine months ended November 3, 2023, respectively, and $29 million and $94 million for the three and nine months ended October 28, 2022, respectively. There were no intangible asset impairment losses during the periods presented.
As of November 3, 2023, the estimated future annual amortization expense related to intangible assets is as follows:

Fiscal Year	(in millions)
Remainder of 2024	$29
2025	115
2026	115
2027	115
2028	98
Thereafter	451
Total	$923
Actual amortization expense in future periods could differ from these estimates as a result of future acquisitions, divestitures, impairments, and other factors.
Note 6—Income Taxes:
The Company's effective income tax rate was 18.0% and 23.4% for the three and nine months ended November 3, 2023, respectively, and 20.3% and 21.3% for the three and nine months ended October 28, 2022, respectively.
The Company’s effective tax rate for the three months ended November 3, 2023, is lower compared to the effective tax rate from the same period in the prior year due to higher tax benefits from the deduction for foreign-derived intangible income. The Company's effective tax rate for the nine months ended November 3, 2023, is higher compared to the effective tax rate from the same period in the prior year due to the gain from the disposition of the Supply Chain Business and the associated non-deductible goodwill. The increase was partially offset by higher tax benefits from stock-based compensation and the deduction for foreign-derived intangible income.

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
As of November 3, 2023, the Company's unrecognized tax benefits were $225 million, compared to $156 million as of February 3, 2023. The increase during the nine months ended November 3, 2023 is primarily attributable to research tax credits and capitalized research and development costs in accordance with the TCJA. This increase also resulted in a corresponding $44 million increase to deferred tax assets. The unrecognized tax benefits are presented within other long-term liabilities on the condensed and consolidated balance sheets.
As of November 3, 2023 and February 3, 2023, the net deferred tax asset balance was $92 million and $14 million, respectively, and is presented in other assets on the condensed and consolidated balance sheets.
Note 7—Debt Obligations:
The Company’s long-term debt as of the dates presented was as follows:

	November 3, 2023					February 3, 2023
	Stated interest rate	Effective interest rate	Principal	Unamortized debt issuance costs	Net	Principal	Unamortized debt issuance costs	Net
			(dollars in millions)
Term Loan A Facility due June 2027	6.42%	6.54%	$1,215	$(4)	$1,211	$1,230	$(5)	$1,225
Term Loan B Facility due October 2025	7.30%	7.51%	424	(1)	423	488	(3)	485
Term Loan B2 Facility due March 2027	7.30%	7.73%	236	(3)	233	272	(4)	268
Senior Notes due April 2028	4.88%	5.11%	400	(4)	396	400	(4)	396
Total long-term debt			$2,275	$(12)	$2,263	$2,390	$(16)	$2,374
Less current portion			69	—	69	31	—	31
Total long-term debt, net of current portion			$2,206	$(12)	$2,194	$2,359	$(16)	$2,343
As of November 3, 2023, the Company had a $2.9 billion secured credit facility (the Credit Facility) consisting of a Term Loan A Facility due June 2027, a Term Loan B Facility due October 2025, a Term Loan B2 Facility due March 2027 (together, the Term Loan Facilities), and a $1.0 billion Revolving Credit Facility due June 2027 (the Revolving Credit Facility).
During the nine months ended November 3, 2023, the Company made a scheduled principal payment of $15 million on the Term Loan A Facility due June 2027 and principal prepayments of $64 million and $36 million on the Term Loan B Facility due October 2025 and the Term Loan B2 Facility due March 2027, respectively. During the nine months ended November 3, 2023, the Company borrowed and repaid $160 million under the Revolving Credit Facility. There was no balance outstanding on the Revolving Credit Facility as of November 3, 2023. Commitment fees for undrawn amounts under the Revolving Credit Facility range from 0.125% to 0.25% per annum based on the Company’s leverage ratio. As of November 3, 2023, the Company was in compliance with the covenants under its Credit Facility.
As of November 3, 2023 and February 3, 2023, the carrying value of the Company’s outstanding debt obligations approximated its fair value. The fair value of long-term debt is calculated using Level 2 inputs, based on interest rates available for debt with terms and maturities similar to the Company’s Term Loan Facilities and Senior Notes.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Maturities of long-term debt as of November 3, 2023 are:

Fiscal Year	Total
(in millions)
Remainder of 2024	$15
2025	77
2026	532
2027	123
2028	1,128
Thereafter	400
Total principal payments	$2,275
Note 8—Derivative Instruments Designated as Cash Flow Hedges:
The Company’s derivative instruments designated as cash flow hedges consist of:

					Fair Value of Asset(1) at
	Notional Amount at November 3, 2023	Pay Fixed Rate	Receive Variable Rate	Settlement and Termination	November 3, 2023	February 3, 2023
	(in millions)				(in millions)
Interest rate swaps #1	$685	2.96%	Term SOFR	Monthly through October 31, 2025	$22	$16
Interest rate swaps #2	—	2.36%	Term SOFR	Monthly through October 31, 2023	—	9
Total	$685				$22	$25
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
See Note 9 for the unrealized change in fair values on cash flow hedges recognized in other comprehensive income (loss) and the amounts reclassified from accumulated other comprehensive income (loss) into earnings for the current and comparative periods presented. During the three months ended November 3, 2023, Interest Rate Swaps #2 matured which had a notional value of $450 million upon maturity. The Company estimates that it will reclassify $15 million of unrealized gains from accumulated other comprehensive income into earnings in the twelve months following November 3, 2023.

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

	Unrealized Gains (Losses) on Fixed Interest Rate Swap Cash Flow Hedges(1)	Defined Benefit Obligation Adjustment	Total
	(in millions)
Three months ended November 3, 2023
Balance at August 4, 2023	$19	$4	$23
Other comprehensive income before reclassifications	4	—	4
Amounts reclassified from accumulated other comprehensive income	(8)	—	(8)
Income tax impact	1	—	1
Net other comprehensive loss	(3)	—	(3)
Balance at November 3, 2023	$16	$4	$20

Three months ended October 28, 2022
Balance at July 29, 2022	$(4)	$1	$(3)
Other comprehensive loss before reclassifications	38	—	38
Amounts reclassified from accumulated other comprehensive loss	1	—	1
Income tax impact	(10)	—	(10)
Net other comprehensive income	29	—	29
Balance at October 28, 2022	$25	$1	$26

Nine months ended November 3, 2023
Balance at February 3, 2023	$18	$4	$22
Other comprehensive income before reclassifications	17	—	17
Amounts reclassified from accumulated other comprehensive income	(20)	—	(20)
Income tax impact	1	—	1
Net other comprehensive loss	(2)	—	(2)
Balance at November 3, 2023	$16	$4	$20

Nine months ended October 28, 2022
Balance at January 28, 2022	$(38)	$1	$(37)
Other comprehensive income before reclassifications	72	—	72
Amounts reclassified from accumulated other comprehensive loss	13	—	13
Income tax impact	(22)	—	(22)
Net other comprehensive income	63	—	63
Balance at October 28, 2022	$25	$1	$26
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
During the nine months ended November 3, 2023 and October 28, 2022, the Company incurred purchase discount fees of $7 million and $4 million, respectively, which are presented in other (income) expense, net on the condensed and consolidated statements of income and are reflected as cash flows from operating activities on the condensed and consolidated statements of cash flows.
MARPA Facility activity consisted of the following:

	Nine Months Ended
	November 3, 2023	October 28, 2022
	(in millions)
Beginning balance	$250	$200
Sale of receivables	1,957	2,776
Cash collections	(1,957)	(2,716)
Outstanding balance sold to Purchaser(1)	250	260
Cash collected, not remitted to Purchaser(2)	(33)	(15)
Remaining sold receivables	$217	$245
(1)    For the nine months ended November 3, 2023 there was no net impact to cash flows from operating activities from sold receivables. For the nine months ended October 28, 2022, the Company recorded a net increase to cash flows from operating activities of $60 million from sold receivables.
(2)    Primarily represents the cash collected on behalf of but not yet remitted to the Purchaser as of November 3, 2023 and October 28, 2022. This balance is included in accounts payable and accrued liabilities on the condensed and consolidated balance sheets.
Note 11—Legal Proceedings and Other Commitments and Contingencies:
Legal Proceedings
The Company is involved in various claims and lawsuits arising in the normal conduct of its business, none of which the Company’s management believes, based on current information, is expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.
In April 2022 and October 2023, the Company received a Federal Grand Jury Subpoena in connection with a criminal investigation being conducted by the U.S. Department of Justice, Antitrust Division (DOJ). As required by the subpoena, the Company has provided the DOJ with a broad range of documents related to the investigation, and the Company’s collection and production process remains ongoing. The Company is fully cooperating with the investigation. At this time, it is not possible to determine whether the Company will incur, or to reasonably estimate the amount of, any fines, penalties or further liabilities in connection with the investigation pursuant to which the subpoenas were issued.
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
As of November 3, 2023, the Company believes it has adequately reserved for estimated net amounts to be refunded to customers for potential adjustments for indirect cost audits and compliance with U.S. government Cost Accounting Standards.
Letters of Credit and Surety Bonds
The Company has outstanding obligations relating to letters of credit of $9 million as of November 3, 2023, principally related to guarantees on insurance policies. The Company also has outstanding obligations relating to surety bonds of $19 million, principally related to performance and payment bonds on the Company’s contracts.

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
Economic Opportunities, Challenges, and Risks
During the three and nine months ended November 3, 2023, we generated 98% of our revenues from contracts with the U.S. government, including subcontracts on which we perform. Our business performance is affected by the overall level of U.S. government spending and the alignment of our offerings and capabilities with the budget priorities of the U.S. government. Appropriations measures passed in December 2022 provided full funding for the federal government through the end of government fiscal year (GFY) 2023. In November 2023, the President signed a continuing resolution which will fund the U.S. government through January 2024. If Congress is not able to pass appropriations for GFY 2024 funding by January 2024, it could result in the U.S. government operating on additional continuing resolutions and/or could potentially lead to a partial or full government shutdown. In January 2023, the Federal debt ceiling was reached and the U.S. Department of the Treasury was operating under "extraordinary measures." In June 2023, the President signed the Fiscal Responsibility Act of 2023 which suspends the Federal debt ceiling until January 1, 2025, postponing the threat of a federal government default.
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
We succeed as a business based on the solutions we deliver, our past performance, and our ability to compete on price. Our solutions are inspired through innovation based on adoption of best practices and technology integration of the best capabilities available. Our Innovation Factory develops superior enterprise-class solutions which are delivered to our customers as stand-alone solutions or integrated with and aligned to our Growth Technology and CORE product offerings to meet complex customer needs and accelerate the digital transformation. Our past performance was achieved by employees dedicated to supporting our customers' most challenging missions. Our current cost structure and ongoing efforts to reduce costs by strategic sourcing and developing repeatable offerings sold "as a service" and as managed services in a more commercial business model are expected to allow us to compete effectively on price in an evolving environment. We believe that our ability to be competitive in the future will continue to be driven by our reputation for successful program execution, competitive cost structure, development of new pricing and business models, and efficiencies in assigning the right people, at the right time, in support of our contracts.
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
Changes in operating cash flows are described with regard to changes in cash generated through the provision of services, significant drivers of fluctuations in assets or liabilities and the impacts of changes in timing of cash receipts or disbursements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
Results of Operations
The primary financial performance measures we use to manage our business and monitor results of operations are revenues, operating income, and cash flows from operating activities. The following table summarizes our results of operations:

	Three Months Ended			Nine Months Ended
	November 3, 2023	Percent change	October 28, 2022	November 3, 2023	Percent change	October 28, 2022
	(dollars in millions)
Revenues	$1,895	(1%)	$1,909	$5,707	(1%)	$5,736
Cost of revenues	1,666	(1%)	1,688	5,027	(1%)	5,070
As a percentage of revenues	87.9%		88.4%	88.1%		88.4%
Selling, general and administrative expenses	87	—%	87	259	(5%)	272
Acquisition and integration costs	—	(100%)	1	1	(91%)	11
Other operating income	(1)	100%	—	(242)	100%	—
Operating income	143	8%	133	662	73%	383
As a percentage of revenues	7.5%		7.0%	11.6%		6.7%
Net income attributable to common stockholders	$93	16%	$80	$438	94%	$226
Net cash provided by operating activities	$101	(21%)	$128	$333	(14%)	$387
Revenues. Revenues decreased $14 million for the three months ended November 3, 2023 as compared to the same period in the prior year primarily due to the sale of the Supply Chain Business ($161 million) and the deconsolidation of FSA ($35 million) (see Note 4 for additional information), and contract completions, partially offset by ramp up on existing and new contracts. Adjusting for the impact of the divestiture of the Supply Chain Business and the deconsolidation of FSA, revenues grew 10.6%.
Revenues decreased $29 million for the nine months ended November 3, 2023 as compared to the same period in the prior year primarily due to the sale of the Supply Chain Business ($310 million), the deconsolidation of FSA ($106 million), and contract completions, partially offset by ramp up on existing and new contracts. Adjusting for the impact of the divestiture of the Supply Chain Business and the deconsolidation of FSA, revenues grew 7.3%.
Cost of Revenues. Cost of revenues decreased $22 million for the three months ended November 3, 2023 as compared to the same period in the prior year primarily due to the sale of the Supply Chain Business ($153 million) and the deconsolidation of FSA ($32 million), partially offset by ramp up on existing and new contracts. Adjusting for the impact of the divestiture of the Supply Chain Business and the deconsolidation of FSA, cost of revenues increased 10.8%, in line with revenues.
Cost of revenues decreased $43 million for the nine months ended November 3, 2023 as compared to the same period in the prior year primarily due to the sale of the Supply Chain business ($291 million) and the deconsolidation of FSA ($97 million), partially offset by ramp up on existing and new contracts. Adjusting for the impact of the divestiture of the Supply Chain Business and the deconsolidation of FSA, cost of revenues increased 7.4%, in line with revenues.
Selling, General and Administrative Expenses (SG&A). SG&A remained consistent for the three months ended November 3, 2023 as compared to the same period in the prior year.
SG&A decreased $13 million for the nine months ended November 3, 2023, as compared to the same period in the prior year primarily due to lower indirect costs and intangible asset amortization.
Operating Income. Operating income as a percentage of revenues for the three months ended November 3, 2023 increased from the comparable prior year period primarily due to improved profitability across our contract portfolio.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
Operating income as a percentage of revenues increased for the nine months ended November 3, 2023 from the comparable prior year period primarily due to a $233 million gain recognized from the sale of the Supply Chain Business, a $7 million gain recognized from the deconsolidation of FSA, improved profitability across our contract portfolio, lower indirect costs, and lower intangible asset amortization.
Net Cash Provided by Operating Activities. Net cash provided by operating activities decreased $54 million for the nine months ended November 3, 2023 as compared to the prior year primarily due to higher tax payments in the current year associated with Section 174 of the Internal Revenue Code, tax payments in the current year associated with the sale of the Supply Chain Business and higher cash provided by the MARPA Facility in the prior year, partially offset by timing of vendor payments.
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
EBITDA and adjusted EBITDA for the periods presented were calculated as follows:

	Three Months Ended		Nine Months Ended
	November 3, 2023	October 28, 2022	November 3, 2023	October 28, 2022
	(dollars in millions)
Net income	$93	$80	$438	$228
Interest expense and loss on sale of receivables	33	32	104	91
Interest income	(4)	(1)	(9)	(1)
Provision for income taxes	21	20	134	62
Depreciation and amortization	34	37	106	118
EBITDA	177	168	773	498
EBITDA as a percentage of revenues	9.3%	8.8%	13.5%	8.7%
Acquisition and integration costs	—	1	1	11
Restructuring and impairment costs	2	5	8	7
Depreciation included in acquisition and integration costs and restructuring and impairment costs	—	(1)	—	(1)
Recovery of acquisition and integration costs and restructuring and impairment costs(1)	(1)	(3)	(1)	(6)
Gain on divestitures, net of transaction costs	—	—	(240)	—
Adjusted EBITDA	$178	$170	$541	$509
Adjusted EBITDA as a percentage of revenues	9.4%	8.9%	9.5%	8.9%
(1)    Adjustment reflects the portion of acquisition and integration costs and restructuring and impairment costs recovered through the Company's indirect rates in accordance with U.S. government Cost Accounting Standards.
Adjusted EBITDA as a percentage of revenues for the three and nine months ended November 3, 2023 increased to 9.4% from 8.9% and increased to 9.5% from 8.9% for the same periods in the prior year, respectively, primarily due to improved profitability across our contract portfolio and lower indirect costs.
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
The estimated value of our total backlog as of the dates presented was:

	November 3, 2023	February 3, 2023
	(in millions)
Funded backlog	$4,036	$3,554
Negotiated unfunded backlog	19,102	20,248
Total backlog	$23,138	$23,802
We had net bookings worth an estimated $2.5 billion and $5.3 billion during the three and nine months ended November 3, 2023.

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

	Nine Months Ended
	November 3, 2023	October 28, 2022
Cost reimbursement	60%	56%
Time and materials (T&M)	19%	19%
Firm-fixed price (FFP)	21%	25%
Total	100%	100%
The change in contract mix for the nine months ended November 3, 2023 reflects a decrease in firm-fixed price type contracts due to the divestiture of the Supply Chain Business which historically had a higher proportion of these contracts.
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

	Three Months Ended		Nine Months Ended
	November 3, 2023	October 28, 2022	November 3, 2023	October 28, 2022
	(as a % of total cost of revenues)
Labor-related cost of revenues	56%	53%	54%	54%
Subcontractor-related cost of revenues	31%	29%	31%	29%
Supply chain materials-related cost of revenues	—%	8%	3%	7%
Other materials-related cost of revenues	13%	10%	12%	10%
Total	100%	100%	100%	100%
The change in cost of revenues mix for the three and nine months ended November 3, 2023 reflects a decrease in supply chain materials-related costs due to the divestiture of the Supply Chain Business.
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
Beginning in fiscal 2023, the Tax Cuts and Jobs Act of 2017 requires the capitalization of research and development costs for tax purposes and requires taxpayers to amortize such expenditures over five years. We estimate that our income taxes payable for fiscal 2024 will increase by approximately $77 million as a result of this provision, offset by a corresponding deferred tax asset. The actual impact will depend on the amount of research and development costs incurred by the Company, whether the U.S. Congress modifies or repeals this provision and whether new guidance and interpretive rules are issued by the U.S. Treasury, among other factors.
Historical Cash Flow Trends
The following table summarizes our cash flows:

	Nine Months Ended
	November 3, 2023	October 28, 2022
	(in millions)
Net cash provided by operating activities	$333	$387
Net cash provided by (used in) investing activities	324	(23)
Net cash used in financing activities	(455)	(417)
Net increase (decrease) in cash, cash equivalents and restricted cash	$202	$(53)
Net Cash Provided by Operating Activities. Refer to “Results of Operations” above for a discussion of the changes in cash provided by operating activities between the nine months ended November 3, 2023 and the comparable prior year period.
Net Cash Provided by (Used in) Investing Activities. Cash provided by investing activities for the nine months ended November 3, 2023 was $324 million compared to cash used in investing activities of $23 million in the prior year period. This change is primarily due to the $356 million of cash proceeds for the sale of the Supply Chain Business (see Note 4 to the condensed and consolidated financial statements).
Net Cash Used in Financing Activities. Cash used in financing activities for the nine months ended November 3, 2023 increased compared to the prior year period primarily due to higher share repurchases, partially offset by lower term loan principal payments.
Critical Accounting Policies and Estimates
There have been no changes to our critical accounting policies and estimates during the nine months ended November 3, 2023 from those disclosed in our most recently filed Annual Report on Form 10-K.
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
Item 4. Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) and have concluded that as of November 3, 2023 these controls and procedures were operating and effective.
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
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
Purchases of Equity Securities. We may repurchase shares on the open market in accordance with established repurchase plans. Whether repurchases are made and the timing and amount of repurchases depend on a variety of factors including market conditions, our capital position, internal cash generation and other factors. We also repurchase shares in connection with stock option and stock award activities to satisfy tax withholding obligations.
The following table presents repurchases of our common stock during the three months ended November 3, 2023:

Period(1)	Total Number of Shares (or Units) Purchased(2)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(3)
August 5, 2023 - September 8, 2023	265,748	$117.59	265,748	5,524,480
September 9, 2023 - October 6, 2023	324,822	107.75	324,822	5,199,658
October 7, 2023 - November 3, 2023	313,654	110.78	313,654	4,886,004
Total	904,224	$111.69	904,224
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
(3)In June 2022, the number of shares that may be purchased increased by 8.0 million shares, bringing the total authorized shares to be repurchased under the plan to approximately 24.4 million shares. As of November 3, 2023, we have repurchased approximately 19.6 million shares of common stock under the program.
Item 3. Defaults Upon Senior Securities
No information is required in response to this item.
Item 4. Mine Safety Disclosures
No information is required in response to this item.
Item 5. Other Information
During the three months ended November 3, 2023, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as such terms are defined in Item 408 of Regulation S-K.

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
Date: December 4, 2023

Science Applications International Corporation

/s/ Prabu Natarajan
Prabu Natarajan Executive Vice President and Chief Financial Officer