Form 10-K
period 2024-02-02
Science Applications International Corp
filed 2024-03-20
CIK 1571123

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 2, 2024
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____

Commission file number			001-35832
Science Applications International Corporation
(Exact name of registrant as specified in its charter)
Delaware			46-1932921
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)
12010 Sunset Hills Road	Reston,	Virginia	20190
(Address of principal executive offices)			(Zip Code)
(703)			676-4300
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, Par Value $.0001 Per Share	SAIC	The Nasdaq Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes	☒	No	☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	Yes	☐	No	☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	Yes	☒	No	☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).	Yes	☒	No	☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
						Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.				☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.				☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.				☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).				☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	Yes	☐	No	☒
As of August 4, 2023 (the last business day of the registrant’s most recently completed second quarter), the aggregate market value of the registrant’s common stock (based upon the closing stock price) held by non-affiliates was $6.3 billion.

The number of shares issued and outstanding of the registrant’s common stock as of March 8, 2024 was 51,648,397 shares ($.0001 par value per share).

DOCUMENTS INCORPORATED BY REFERENCE
Portions of Science Applications International Corporation’s Definitive Proxy Statement for the 2024 Annual Meeting of Stockholders are incorporated by reference in Part III of this report.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION FORM 10-K TABLE OF CONTENTS
i

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
Part I
Item 1. Business
The Company
Science Applications International Corporation (herein referred to as “SAIC,” the “Company,” “we,” “us,” or “our”) is a leading provider of technical, engineering and enterprise information technology ("IT") services primarily to the U.S. government. The Company provides these services for large, complex projects with a targeted emphasis on higher-end, differentiated technology services and solutions that accelerate and transform secure and resilient digital environments through systems design, development, modernization, integration, and sustainment to drive enterprise and mission outcomes. Our end-to-end enterprise IT offerings span the entire spectrum of our customers' IT infrastructure.
Our business has a long and successful history of over 50 years serving all branches (Army, Air Force, Navy, Marines and Coast Guard) and agencies of the Department of Defense ("DoD"), National Aeronautics and Space Administration ("NASA"), U.S. Department of State, Department of Justice, Department of Homeland Security and several sensitive intelligence community agencies. We serve our customers through approximately 1,800 active contracts and task orders. We have approximately 24,000 employees that are led by an experienced executive team of proven industry leaders.
The Company is organized as a matrix comprised of two customer facing operating sectors supported by the enterprise organizations, including the Innovation Factory. The two operating sectors are responsible for customer relationships, program management, delivery and execution, and, in collaboration with the enterprise organizations, manage the development of our offerings, solutions and capabilities which support our four strategic pivots — portfolio, go-to-market, culture and brand.
Effective February 3, 2024, the first day of fiscal 2025, the Company completed a business reorganization which replaces its current two operating sectors with five customer facing business groups supported by the enterprise organizations, including the Innovation Factory. The reorganization is designed to enhance management's involvement with customers and advance SAIC’s innovation and go-to-market strategy. The Company is currently evaluating the impact of the reorganization on its segment reporting.
Our long-standing customer relationships have enabled us to achieve an in-depth understanding of our customers’ missions and provide differentiated service offerings to meet our customers’ most complex requirements. Through our offerings, we provide end-to-end services spanning the design, development, integration, deployment, management and operations, sustainment and security of our customers’ entire IT infrastructure. Our offerings include:
IT Modernization: We help defense, intelligence, and civilian agencies reimagine the way they accomplish their objectives through digital transformation by providing next-generation cloud computing, cybersecurity, and software capabilities. We modernize enterprise IT environments for government customers and then operate and maintain them via their preferred service delivery methods.
Digital Engineering: Our digital engineering integrates industry-leading tools and processes for design; engineering; analytics; modeling, simulation and visualization; and manufacturing execution, all within a secure and collaborative ecosystem to ensure faster systems outcomes for our customers.
Artificial Intelligence ("AI"): We deploy and integrate AI solutions for customers, including AI solutions that assist with the design, deployment, and management of AI applications and allow customers to work with their complex and sensitive data to power the most demanding analytics, data science, and AI use cases.
Weapon Systems Support: We design, build, modify, integrate, and sustain weapon systems across all branches of the U.S. military, ensuring mission readiness on land, at sea, and in the air.
Training and Simulation: We are invested in accelerating the adoption and application of immersive technologies that solve pressing human performance and operational efficiency challenges.
Ground Vehicles Support: We integrate, modify, upgrade, and sustain ground vehicles for our nation's armed forces, leveraging commercial products and in-house solutions to address some of the toughest challenges

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
facing warfighters. Our experts in cybersecurity, enhanced surveillance, secure communications, mobility, and more apply core as well as emerging capabilities to address evolving mission needs.
Our Innovation Factory develops superior enterprise-class solutions which are delivered to our customers as stand-alone solutions or integrated with and aligned to our product offerings to meet complex customer needs and accelerate digital transformation. The Innovation Factory includes designated teams focused on AI, application development, network services, platforms and cloud, and cyber. It uses a highly automated, cloud-hosted tool set to rapidly build, test and deploy solutions quickly and works with customers to enhance solutions going forward.
SAIC integrates emerging technology securely and in real-time into mission critical operations that modernize and enable national imperatives:
Undersea Dominance: We deliver systems to ensure the US maintains proactive control over every threat in the undersea domain.
Border of the Future: We support integrated systems across all ports of entry (i.e., land, sea, air) for all U.S. travel, trade, contraband detection, and immigration functions.
Citizen Experience: We drive commercial-quality USG service delivery through scalable solutions that innovate mission outcomes of legacy systems.
All Domain Warfighting: We develop integrated conflict deterrence, combat preparedness, and data connectivity capabilities for the US Military and Intelligence Community.
Next Generation Space: We integrate advanced solutions to enable the rapid deployment of future space missions.
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
Significant Scale and Diversified Contract Base. With approximately $7.4 billion in revenue in fiscal 2024, we are one of the largest pure-play technology service providers to the U.S. government. Our significant scale advantage enables us to serve as a prime systems integrator on large, complex programs and to allocate resources toward further developing and expanding our repeatable, proven solutions and differentiated technical capabilities. Our diversified revenue base consists of programs ranging from research and development to operations and maintenance.
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
Repeatable Methodologies and Certified Processes. Our technical excellence is driven by our proven, repeatable, disciplined processes for management, engineering, technical support and services. We deploy our tools and processes enterprise-wide and emphasize a consistent approach to planning, designing and delivering solutions and services to our customers. We hold certifications from the International Organization for Standardization ("ISO") (including ISO 9001, ISO/IEC 27001, and AS9100D), and from the Capability Maturity Model Integration Institute as a CMMI®-DEV Maturity Level 3 organization.
Acquisitions and Divestitures
On May 6, 2023, SAIC closed the sale of its logistics and supply chain management business ("Supply Chain Business") to ASRC Federal Holding Company, LLC ("ASRC Federal"). The sale enables the Company to focus its resources on long-term strategic growth areas.
On February 4, 2023, the Company sold 0.1% of its 50.1% majority ownership interest in Forfeiture Support Associates J.V. ("FSA") to its sole joint venture partner for a nominal amount. As a result of the sale and amendment to the joint venture operating agreement of FSA, the Company no longer controls the joint venture and accounts for its retained interest as an equity method investment as of the date of the transaction.
On July 2, 2021, the Company completed the acquisition of Halfaker and Associates, LLC ("Halfaker"), a mission focused, pure-play health IT company, which grows the Company's digital transformation portfolio. Additionally, on May 3, 2021, the Company acquired Koverse, a software company that provides a data management platform enabling artificial intelligence and machine learning on complex sensitive data.
For additional discussion and analysis related to recent business developments, see “Economic Opportunities, Challenges, and Risks” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this report.
Key Customers
In each of fiscal 2024, 2023 and 2022, 98% of our total revenues were attributable to prime contracts with the U.S. government or to subcontracts with other contractors engaged in work for the U.S. government. Substantially all of our revenues were earned by entities located in the United States.
The U.S. Army, U.S. Navy and Air Force each generated more than 10% of our revenues during fiscal 2024. The percentages of total revenues for the U.S. government, its agencies and other customers, including those comprising more than 10% of total revenues for each of the periods presented were approximately:

	Year Ended
	February 2, 2024	February 3, 2023	January 28, 2022
U.S. Army	17%	15%	15%
U.S. Navy	13%	12%	12%
Air Force	12%	10%	9%
Other DoD	10%	12%	12%
Other federal government	46%	49%	50%
Total U.S. government	98%	98%	98%
Other	2%	2%	2%
Total	100%	100%	100%

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
Regulation
Our business is heavily regulated and we must comply with and are affected by laws and regulations, including Federal Acquisition Regulations ("FAR") and U.S. government Cost Accounting Standards ("CAS"), relating to the award, administration and performance of U.S. government and other contracts. These regulations set forth policies, procedures and requirements for the acquisition of goods and services by the U.S. government and impose a broad range of requirements, many of which are unique to government contracting and include procurement, import and export, security, contract termination and adjustment, and audit requirements. In addition, these regulations govern contract pricing and reimbursable costs by, among other things, requiring certification and disclosure of cost or pricing data in connection with certain contract negotiations, defining allowable and unallowable costs, and otherwise governing the right to reimbursement under various flexibly priced contracts. These laws and regulations impose specific cost accounting practices that may increase accounting and internal control costs associated with compliance with government standards. The U.S. government may revise its procurement practices or adopt new contract rules and regulations at any time. Our compliance with these regulations is monitored by the Defense Contract Management Agency ("DCMA") and the Defense Contract Audit Agency ("DCAA").
The U.S. government can cancel contracts at any time for its convenience. Most of our contracts have cancellation terms that would permit us to recover all or a portion of our incurred costs and contract profit for work performed when the U.S. government terminates a contract for its convenience.
Some of our operations and service offerings involve our access to and use of personally identifiable information and protected health information, and these activities are regulated by extensive federal and state privacy and data security laws requiring organizations to provide certain privacy protections and security safeguards for such information.
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
Indefinite Delivery, Indefinite Quantity ("IDIQ") Contracts. The U.S. government uses IDIQ contracts to obtain commitments from contractors to provide certain services or solutions on pre-established terms and conditions. The U.S. government then issues task orders under the IDIQ contracts to purchase the specific services or solutions it needs. IDIQ contracts are awarded to one or more contractors following a competitive procurement process. Under a single award IDIQ contract, all task orders under that contract are awarded to one pre-selected contractor. Under a multi-award IDIQ contract, task orders can be awarded to any of the pre-selected contractors, which can result in further limited competition for the award of task orders. Multi-award IDIQ contracts that are open for any government agency to use for the procurement of services are commonly referred to as “government-wide acquisition contracts.” IDIQ contracts often have multi-year terms and unfunded ceiling amounts that enable, but not commit, the U.S. government to purchase substantial amounts of services or solutions from one or more contractors. At the time an IDIQ contract is awarded (prior to the issuance of any task orders), a contractor may have limited or no visibility as to the ultimate amount of services or solutions that the U.S. government will purchase under the contract, and, in the case of a multi-award IDIQ, the contractor from which such purchases may be made.
U.S. General Services Administration ("GSA") Schedule Contracts. The GSA maintains listings of approved suppliers of services and solutions with pre-negotiated prices for use throughout the U.S. government. In order for a company to provide services under a GSA Schedule contract, a company must be pre-qualified and awarded a contract by the GSA. When an agency uses a GSA Schedule to meet its requirements, the agency (or the GSA on behalf of the agency) conducts the procurement and bidders are limited to GSA Schedule-qualified contractors. GSA Schedule contracts are designed to provide the user agency with reduced procurement time and lower procurement costs. Similar to IDIQ contracts, at the time a GSA Schedule contract is awarded, a contractor may have limited or no visibility as to the ultimate amount of services or solutions that customers will ultimately purchase under the contract.
Contract Types
Generally, the type of contract used for the acquisition of our services and solutions is determined by or negotiated with the U.S. government and may depend on certain factors, including: the type and complexity of the work to be performed; degree and timing of the responsibility to be assumed by the contractor for the costs of performance; the extent of price competition; and the amount and nature of the profit incentive offered to the contractor for achieving or exceeding specified standards or goals. We generate revenues under several types of contracts, including the following:
•Cost-reimbursement contracts include cost-plus-fixed-fee, award-fee and incentive-fee contracts. These contracts provide for reimbursement of our direct contract costs and allocable indirect costs, plus a fee (contract profit). These types of contracts are generally used when uncertainties involved in contract performance do not permit costs to be estimated with sufficient accuracy to use a fixed-price contract. Cost-reimbursement contracts usually subject us to lower risk and generally require us to use our best efforts to accomplish the scope of the work within a specified time and amount of costs. Award and incentive fee contracts generally are based on certain performance criteria including technical performance and quality.
•Time-and-materials ("T&M") contracts typically provide for negotiated fixed hourly rates for specified categories of direct labor plus reimbursement of other direct costs. This type of contract is generally used when there is uncertainty of the extent or duration of the work to be performed by the contractor at the time of contract award or it is not possible to anticipate costs with any reasonable degree of confidence. On T&M contracts, we assume the risk of providing appropriately qualified staff to perform these contracts at the hourly rates set forth in the contracts over their period of performance. Fixed-price-level-of-effort contracts are similar except they require a specified level of effort over a specified period of time and payment is based on effort expended.
•Firm-fixed price ("FFP") contracts provide for a predetermined price for specific solutions. These contracts offer us potential increased profits if we can complete the work at lower costs than planned. While FFP contracts allow us to benefit from cost savings, these contracts also increase our exposure to reduced profits or losses from increased or unexpected costs.
Our earnings and profitability may vary materially depending on changes in the proportionate amount of revenues derived from each type of contract, the nature of services or solutions provided, as well as the achievement of performance objectives and the stage of performance at which the right to receive fees is finally determined. Given

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
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
Competition
Competition for contracts is intense and we often compete against a large number of established multinational companies, which may have greater name recognition, financial resources and larger technical staffs than we do. We also compete against smaller, more specialized companies that concentrate their resources on particular areas, as well as the U.S. government’s own capabilities. As a result of the diverse requirements of the U.S. government, we frequently collaborate with other companies to compete for large contracts and bid against these same companies in other situations. Our principal competitors include the following:
•the engineering and technical services divisions of large defense contractors that provide IT services in addition to other hardware systems and products, which include companies such as General Dynamics Corporation, Northrop Grumman Corporation, and RTX Corporation;
•contractors focused principally on technical and IT services, such as Booz Allen Hamilton Inc., CACI International, Inc., Leidos Holdings, Inc., ManTech International Corporation, and Serco Group plc; and
•diversified commercial providers that also provide U.S. government IT services, such as Accenture plc and International Business Machines Corporation.
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
People and Culture
Overview
Our company's success starts with our people. Our purpose is to advance technology and innovation to serve and protect our world. With our business focused on engineering, IT and integrated solutions, the need to acquire, develop and retain highly skilled talent is central to the Company's success. Our values of innovation, inclusion and integrity underpin our culture.
As advancing our company's culture is a key consideration for building long-term shareholder value, we work every day to build a culture that provides employees with a differentiated experience. To do this, we strive to be a company that provides meaningful work and purpose, which means delivering solutions to our customers' most

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
challenging problems; building our diversity, equity and inclusion efforts; providing opportunities for our employees to develop and enhance their careers through every phase of the talent lifecycle; and prioritizing employee flexibility and well-being.
Advancing Diversity, Equity and Inclusion
As of February 2, 2024, we employed approximately 24,000 individuals, consisting of the following:

Gender of employees
Male	73%
Female	27%

Race ethnicity of employees
White	67%
Black	14%
Asian	9%
Latino	7%
American Indian	1%
Two or more races	2%

Veteran status of employees
Non-Military/Non-Veterans	71%
Military/Veterans	29%
In fiscal 2024, we accomplished significant advancement of workforce diversity, equity and inclusion through internal efforts, employee development, talent acquisition and employee engagement.
As of October 1, 2023, based on our population of full-time, non-executive employees, our pay gap was less than 1%, and the gender pay equity ratio was approximately 99% for the compensation of women relative to men.
In fiscal 2022, to ensure our leadership reflects the diversity of the workforce, we set goals to achieve parity in the representation of women and people of color between our leader and non-leadership roles by the end of fiscal 2026. In fiscal 2023, we achieved our parity goal for women in leadership, and in fiscal 2024, we sustained it at 28%. In fiscal 2024, we made steady progress improving parity for people of color in leadership by 2% to 25%. To hold ourselves accountable for progress, our executive compensation incentive plans are tied to meeting our diversity goals.
As of February 2, 2024, our diversity representation was:

SAIC Leaders	28% Women	25% People of Color
SAIC Non-leader Employees	27% Women	34% People of Color
We are developing a diverse leadership team from within our existing workforce by promoting a diverse slate of candidates for leadership roles; ensuring all our job descriptions, recruiting tools and processes help eliminate the potential for bias; and providing training, educational resources and leadership development programs, including our AcceleratHER Women’s Leadership Academy, Leadership 365 and Developing Frontline Leaders programs. To ensure further opportunity to underrepresented populations, we offer several programs that incorporate internal networking components; programs include Leadership Essentials, Management Accelerator, Executive Leadership Program and Connected Leaders Academy for Asian, Black and Hispanic and Latino cohorts.
To ensure greater opportunities for all, SAIC continues to provide gender pay parity and improve hiring and recruiting practices such as diversity, equity, inclusion and accessibility training for recruiters and hiring managers and use of key enablers such as diverse talent communities and sourcing tools. We also do this through our partnerships with organizations such as historically Black colleges and universities ("HBCUs"), Black Engineer of the Year Awards ("BEYA"), DisabilityIN, Fair360 (formerly DiversityInc.), Women in Aerospace and Women in Tech.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
To help employees bring their authentic selves to work and cultivate inclusion in our culture, we have seven Employee Resource Groups ("ERGs") for our employees to connect with colleagues from across the enterprise. Each ERG sponsors several internal events throughout the year and leads efforts to support local community and philanthropic events. We encourage our employees and our leadership to participate in these ERGs, and as a result in fiscal 2024, our ERGs experienced a 14% year-over-year increase in membership as well as greater engagement. This year we also introduced five social communities of interest ("COI") to connect employees as well as provide informal training opportunities and corporate support.
Third parties acknowledge SAIC’s inclusive workforce: The Company was once again on Forbes list of 500 Best Employers for Diversity; LATINA Style’s Top 50 Best Companies for Latinas; Newsweek America's Greatest Workplaces for Diversity and DiversityInc’s (now Fair360) Top Companies for Veterans in 2023.
Nurturing the Talent Lifecycle
At every opportunity in the talent lifecycle, we work to create an inclusive workforce culture that develops and sustains the critical skills of our employees to drive engagement and retention. When we need to hire externally, our efforts are designed to attract highly skilled and exceptional talent. Employee referrals often result in some of our best performing new hires. In fiscal 2024, 32% of the approximately 5,900 new employees we hired came from an employee referral. We are an industry leader in the retention of our employees, consistently decreasing voluntary attrition as a percentage of employees.
We invest in our people through technical and professional skills training, leadership development programs, higher education programs and tuition assistance programs for continuing education or industry certification. In fiscal 2024, our employees completed approximately 155,000 hours of training, or nearly six and a half hours per employee. This time included over 9,100 hours of leadership development.
Enhancing Culture and Employee Experience
Through our annual employee culture and engagement survey, we gather confidential feedback to learn and act on how we can continue to create and improve an authentic culture and an exceptional employee experience. Across the board, scores from our annual culture survey have improved and are either above or closely aligned to the national benchmark. Notably, SAIC saw significant improvement in its sustainable engagement and scored more favorably than the benchmarks for our industry. All levels of management receive aggregated results to develop an action plan to address their team’s needs. Strengths and opportunities are identified, leading to focused investments to build on cultural strengths and address areas for improvement.
Employee volunteering and philanthropy demonstrate engagement and inclusion in a culture. Last year, our employees increased their volunteer hours by 10% by serving more than 29,000 hours in their communities. Our employees donated both their time and money to support SAIC’s three giving pillars of focus: military heroes, community wellness, and science, technology, engineering and mathematics ("STEM").
A component of our culture and commitment to our employees is the SAIC Foundation, a public 501(c)(3) organization to address the unforeseen financial impact on employees and their families. The SAIC Foundation continues its work to help employees and their dependents by providing emergency funds to help them when financial hardships or natural disasters arise. In calendar year 2023, the Foundation awarded grants for more than $58,000 in direct support to our employees.
Supporting Well-being
We provide wide-ranging options to support employees’ health and well-being, including an Employee Assistance Program that provides confidential counseling, financial information and resources, legal support and work-life assistance. As many of our employees are remote and need flexibility in meeting their health and well-being needs, we offer a suite of convenient, easily accessible tools to keep our employees well wherever they may be.
Employee health and safety is always paramount to our business and to our employees’ well-being. We encourage employees to participate in health and wellness initiatives, and actively work to prevent workplace hazards.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
Research and Development
For information related to our research and development activities, see Note 1—Business Overview and Summary of Significant Accounting Policies to the consolidated financial statements contained within this report.
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
Our goal is to be a good steward of the environment, and we are committed to reducing and mitigating any adverse impacts on the environment. We are exposed to limited environmental risks due to the nature of our business, yet we set self-imposed goals for the reduction of greenhouse gas emissions, energy conservation and other important environmental initiatives. We implement ISO 14001 environmental management standards, promote initiatives to reduce our direct environmental impacts and track and report key performance metrics. As importantly, we regularly look for additional opportunities for environmental stewardship while balancing them with our business priorities.
We report our environmental performance through our annual Corporate Responsibility Report, the Global Reporting Initiative Standards 2021, the Task Force on Climate-Related Financial Disclosures and the CDP global disclosure system, which recently increased our score to a B acknowledging our active management of our environmental impact. Calendar year 2022 is our most recently disclosed environmental data.
SAIC measures, monitors and tracks Scopes 1 and 2 greenhouse gas emissions. For this reporting, we use the method outlined in the Greenhouse Gas Protocol Corporate Accounting and Reporting Standard. As we achieved the reduction targets set for 2025, we have set a new goal of a 20% reduction in Scopes 1 and 2 emissions by 2030.
Executive Officers
For information about our executive officers, see “Directors, Executive Officers and Corporate Governance” in Part III, Item 10 of this report.
Company Website and Available Information
Our corporate headquarters is located at 12010 Sunset Hills Road, Reston, VA 20190. Our phone number is (703) 676-4300 and our homepage is www.saic.com, which contains information about our Company and operations. Through a link on the Investor Relations section of our website, copies of each of our filings with the Securities and Exchange Commission ("SEC") can be viewed and downloaded free of charge as soon as reasonably practicable after the reports and amendments are electronically filed with or furnished to the SEC. The information on our website is not incorporated by reference into and is not a part of this report.
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
We generated 98% of our total revenues during each of the last three fiscal years from contracts with the U.S. government either as a prime contractor or a subcontractor to other contractors engaged in work for the U.S. government. We expect to continue to derive substantially all of our revenues from work performed under U.S. government contracts. Our reputation and relationship with the U.S. government, and in particular with the agencies of the DoD, are key factors in maintaining and growing these revenues. Negative press reports or publicity, regardless of accuracy, could harm our reputation. If our reputation is negatively affected, or if we are suspended or debarred from contracting with government agencies for any reason, the amount of business with government and other customers would decrease and our future revenues, cash flows, and financial results would be adversely affected.
A decline in the U.S. government defense budget, changes in spending or budgetary priorities, the failure to approve U.S. government budgets on a timely basis or delays in contract awards and other procurement activity may significantly and adversely affect our future revenues, cash flow and financial results.
Because we generate substantially all of our revenues from contracts with U.S. government agencies, our operating results could be adversely affected by spending caps or changes in budgetary priorities, as well as by delays in the government budget process, program starts or the award of contracts or task orders under contracts. Current U.S. government spending levels for defense-related and other programs may not be sustained through government fiscal year ("GFY") 2024. Future spending and program authorizations may not increase or may decrease or shift to programs in areas in which we do not provide services or are less likely to be awarded contracts. Such changes in spending authorizations and budgetary priorities may occur as a result of shifts in spending priorities. A change in administrations or changing national priorities may reduce defense-related and other programs as a result of competing demands for federal funds and the number and intensity of military conflicts or other factors.
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
In addition, it is possible that an impasse on policy issues could threaten continuous government funding through September 30, 2024 or result in another federal government shutdown, which could cause us to incur labor or other costs without reimbursement under customer contracts or the delay or cancellation of key programs, and could adversely affect our operations, cash flows and financial results.
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
We generate revenues under various types of contracts, which include cost-reimbursement, T&M and FFP contracts. Our earnings and profitability may vary materially depending on changes in the proportionate amount of revenues derived from each type of contract, the nature of services or solutions provided, as well as the achievement of performance objectives and the stage of performance at which the right to receive fees, particularly under incentive and award fee contracts, is finally determined. Cost-reimbursement and T&M contracts generally have lower profitability than FFP contracts. To varying degrees, each of our contract types involves some risk that we could underestimate the costs and resources necessary to fulfill the contract. Our profitability is adversely affected when we incur costs on cost-reimbursement and T&M contracts that we cannot bill to our customers. While FFP contracts allow us to benefit from cost savings, these contracts also increase our exposure to the risk of cost overruns. Revenues derived from FFP contracts represented approximately 19% of our total revenues for fiscal 2024. When making proposals on FFP contracts, we rely heavily on our estimates of costs and timing for completing the associated projects, as well as assumptions regarding technical issues. In each case, our failure to accurately estimate costs or the resources and technology needed to perform our contracts or to effectively manage and control our costs during the performance of work could result, and in some instances has resulted, in reduced profits or in losses. More generally, any increased or unexpected costs or unanticipated delays in connection with the performance of our contracts, including costs and delays caused by contractual disputes or other factors outside of our control (such as performance failures of our subcontractors, rising inflation, natural disasters or other force majeure events including the outbreak of the coronavirus disease 2019 ("COVID-19")) could make our contracts less profitable than expected or unprofitable.
We use estimates in recognizing revenues and, if we make changes to estimates used in recognizing revenues, our profitability may be adversely affected.
A significant portion of our revenues are recognized on contracts using a cost input measure, which requires estimates of total costs at completion, fees earned, or both. Particularly due to the technical nature of the services being performed and the length of certain contracts, this estimation process is complex and involves significant judgment. Adjustments to original estimates are often required as work progresses, experience is gained and additional information becomes known, even though the scope of the work required under the performance obligation may not change. Any adjustment as a result of a change in estimate is recognized immediately. Changes in the underlying assumptions, circumstances or estimates could result in adjustments that may adversely affect future financial results.

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
Many of our U.S. government contracts contain organizational conflict of interest ("OCI") clauses that may limit our ability to compete for or perform certain other contracts or other types of services for particular customers. OCI arises when we engage in activities that may make us unable to render impartial assistance or advice to the U.S. government, impair our objectivity in performing contract work or provide us with an unfair competitive advantage. Existing OCI, and any OCI that may develop, could preclude our competition for or performance on a significant project or contract, which could limit our opportunities.
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
We are routinely subject to governmental investigations relating to all aspects of our business including our contracts and operations. If a review or investigation identifies improper or illegal activities, we may be subject to civil or criminal penalties or administrative sanctions, which could include the termination of contracts, forfeiture of profits, the triggering of price reduction clauses, suspension of payments, fines, and suspension or debarment from doing business with governmental agencies. We may suffer harm to our reputation if allegations of impropriety are made against us, which would impair our ability to win new contract awards or receive contract renewals. Penalties and sanctions are not uncommon in our industry. If we incur a material penalty or administrative sanction or otherwise suffer harm to our reputation, our profitability, cash position and future prospects could be adversely affected.
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
As of February 2, 2024, we have estimated $251 million of gross net operating loss carryforwards and tax basis in our acquired amortizable goodwill and other intangible assets of approximately $1.2 billion. Net operating loss carryforwards and other tax attributes are subject to various annual limitations under Sections 382 and 383 of the Internal Revenue Code, which restricts a corporation’s ability to use such carryforwards and attributes following an ownership change.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
Changes in tax laws and regulations or exposure to additional tax liabilities could adversely affect our financial results.
Changes in U.S. (federal or state) regulations, or their interpretation and application, including those with retroactive effect, could result in increases in our tax expense and affect profitability and cash flows. For example, beginning in fiscal 2023, the Tax Cuts and Jobs Act of 2017 eliminated the option to deduct research and development expenditures immediately in the year incurred and requires taxpayers to amortize such expenditures over five years for tax purposes. While the impact to income taxes payable was most significant in fiscal 2023, this impact will decrease over the five-year amortization period and is anticipated to be immaterial in year six. The actual impact will depend on the amount of research and development costs incurred by the Company, whether Congress modifies, or repeals this provision and whether new guidance and interpretive rules are issued by the U.S. Treasury, among other factors.
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
We use and deploy AI solutions for our customers which may result in harm to our reputation or liability if they do not function as predicted.
We deploy and integrate AI solutions for our business operations and for customers, including AI solutions that assist with the design, deployment, and management of AI applications and allow customers to work with their complex and sensitive data to power the most demanding analytics, data science, and AI use cases. These AI solutions may be vulnerable to misuse, or cyberattack and because this technology is developing so rapidly we may be unable to keep up with new AI developments. The AI solutions we use are developed by us and obtained from third parties. The development methods and algorithms of these solutions could be flawed, and the datasets could contain incorrect or biased information. Content or code generated by AI systems may be vulnerable to cyber attack, require human review, be unreliable, illegal, or offensive, and could result in the AI solution not working as intended. If we deploy AI solutions that have unintended consequences or are more controversial than we anticipate, our customers may seek redress and we may experience reputational harm which could affect our business or financial results. Our use of AI solutions could be limited or subject to regulatory action or legal liability under proposed rules or legislation regarding privacy, intellectual property and other laws.
We face various risks related to health epidemics, pandemics and similar outbreaks, which may have material adverse effects on our business, financial position, results of operations and/or cash flows.
We face various risks related to health epidemics, pandemics and similar outbreaks like the global outbreak of COVID-19. If significant portions of our workforce are unable to work effectively due to illness, quarantines, government actions, facility closures or other reasons in connection with an epidemic, our operations will likely be impacted. We may be unable to perform fully on our contracts and some of our costs may not be fully recoverable or adequately covered by insurance. Re-occurrence of an epidemic may also cause disruption in our supply chain; cause delay, or limit the ability of, the U.S. government and other customers to perform, including making timely payments to us; impact investment performance; and cause other unpredictable events.
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
Pension funding and costs are dependent upon several economic assumptions, which if changed may cause our future earnings and cash flow to fluctuate significantly.
As a result of the acquisition of Engility Holdings, Inc. ("Engility") in fiscal 2019, we assumed the obligations under Engility's defined benefit pension plan (the "Pension Plan"). The impact of the Pension Plan on our U.S. generally accepted accounting principles ("GAAP") earnings may be volatile in that the amount of expense we record for the Pension Plan may materially change from year to year because those calculations are sensitive to funding levels as well as changes in several key economic assumptions, including interest rates, rates of return on plan assets, and other actuarial assumptions including participant mortality estimates. Changes in these factors also affect our plan funding, cash flow, and stockholders’ equity. In addition, the funding of the Pension Plan may be subject to changes caused by legislative or regulatory actions.
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
As a result of the acquisition of Engility, we also assumed the obligations under a Retiree Health Reimbursement Account plan ("RHRA"). The impact of Engility’s RHRA on our GAAP earnings may be volatile in that the amount of expense we record for the plan may materially change from year to year because those calculations are sensitive to several key economic assumptions including interest rates and actuarial assumptions related to participant mortality, retirement and termination.
CAS govern the extent to which postretirement costs and plan contributions are allocable to and recoverable under contracts with the U.S. government. On December 27, 2011 the U.S. government’s Cost Accounting Standards Board published a final rule that harmonizes CAS pension cost reimbursement rules with the Pension Protection Act of 2006 ("PPA") funding requirements. The rule is expected to eventually mitigate the mismatch between CAS costs and PPA-amended Employee Retirement Income Security Act of 1974 ("ERISA") minimum funding requirements, and result in an acceleration of allowable CAS pension costs as compared to the prior rules. We anticipate that government contractors will be entitled to an equitable adjustment for any additional CAS contract costs resulting from the final rule. As a result, we have sought and expect to continue to seek reimbursement from the U.S. government for a portion of our postretirement costs and plan contributions. For additional information related to our pension funding and costs, see Note 10—Retirement Plans to the consolidated financial statements contained within this report.
Goodwill and intangible assets represent a significant amount of our total assets and any impairment of these assets would negatively impact our results of operations.
Goodwill is tested for impairment annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Examples of events or changes in circumstances indicating that the carrying value of goodwill may not be recoverable could include a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, unanticipated competition, loss of key contracts, significant decrease in the Company's stock price, customer relationships, or personnel that affect current and future operating cash flows of the reporting unit. Intangible assets with finite lives are assessed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable at the asset group level. Any future impairment of goodwill or other intangible assets would have a negative impact on our profitability and financial results.
We maintain our cash at financial institutions, often in balances that exceed federally insured limits.
The majority of our cash is held in accounts at U.S. banking institutions that we believe are of high quality. Cash held in depository accounts may exceed the $250,000 Federal Deposit Insurance Corporation ("FDIC") insurance limits. If such banking institutions were to fail, we could lose all or a portion of those amounts held in excess of such insurance limitations. Any material loss that we may experience in the future could have a material adverse effect on our financial position and could materially impact our ability to pay our operational expenses or make other payments. Banking institution failures, or changes in legislation and regulation, may adversely impact other entities that would, in turn, impact us. If our customers, suppliers, insurers, joint venture partners, sureties, or other parties

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
with whom we do business with are affected by issues in the banking industry it may have an adverse impact on our operational and financial performance.
Cybersecurity Risks
Our business and financial results could be negatively affected by cyber or other security threats.
We encounter cybersecurity and physical security threats as part of the work we do for our customers and our internal business. Our IT systems contain a variety of sensitive and classified information which attract adversaries including nation-state threat actors and we face cybersecurity threats including attempts to disrupt our critical systems, gain unauthorized access to data, release or corrupt sensitive information, and interfere with operations. Adversaries that acquire unauthorized access to customer accounts can use that information to compromise data and inadequate account security practices which could potentially result in malicious activity effecting customer use of our solutions. We work cooperatively with our customers to seek to address cybersecurity threats and often must rely on the safeguards used or required by those customers.
Our solutions include custom software code we develop and may include open source or AI-generated code which may make our products susceptible to cyberattacks.
Actual or perceived vulnerabilities may lead to claims against us and in the event of unauthorized access to sensitive information for which we are responsible under customer contracts, our customers, their employees, or third parties may seek to hold us liable for any costs or other damages associated with the unauthorized access.
We also face cybersecurity threats from our supply chain through threat actors who may seek and gain access to our systems through our business partners and suppliers.
Our information security staff manage cybersecurity risks by implementing security controls in accordance with industry standards and conducting regular employee cybersecurity training. Our cybersecurity policies, procedures and maturity are subject to review and audit by third parties. Although we have implemented and regularly update cybersecurity controls, there can be no assurance that these measures will successfully prevent or mitigate cybersecurity incidents.
Cybersecurity incidents, disruptions and data loss have occurred including attacks targeting customer data and our systems and data. We report cybersecurity incidents to involved customers and applicable regulatory authorities including the DOD and the FBI to support national security initiatives. Such incidents did not have a material adverse impact on our financial condition or the results of our operations. However, future cybersecurity incidents could damage our reputation, exposing us to liability, or prevent us from winning future work from government customers and could have a material adverse impact on our business.
Because of the rapidly evolving nature of these threats, there can be no assurance that our policies, procedures and security controls will detect or prevent them, mitigate their affects and we cannot predict their full impact.
In addition, government agencies have investigated and may bring legal actions against us for violation of or noncompliance with regulatory requirements relating to any unauthorized access to and theft of sensitive information including failure to make adequate and timely disclosure to the public, regulators or law enforcement agencies. Any remediation costs, damages or other liabilities related to cybersecurity incidents may not be fully insured or indemnified by other means.
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
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
Item 1C. Cybersecurity
Risk Management and Strategy
The Company is subject to various cybersecurity risks and continuously monitors and assesses its cybersecurity measures to protect against potential threats. These risks include operational disruption, reputational harm, theft of intellectual property, fraud, extortion, harm to customers or employees, and violation of data privacy or security laws.

The Company has a comprehensive cybersecurity management and oversight program designed to identify, manage, and mitigate potential risks. This program is integrated into our overall risk management systems and processes and includes continuous monitoring of cybersecurity threats, regular assessments of information systems, vulnerability management, penetration testing, employee training on cybersecurity best practices, and ongoing assessments of risk.

In the event of a cybersecurity incident, the Company has established an incident response plan to promptly and effectively address the situation. Cybersecurity events and data incidents are evaluated, ranked by severity and prioritized for escalation to senior management and the Risk Oversight Committee ("ROC") of our Board of Directors, response and remediation. The plan includes procedures for investigating and containing incidents, notifying affected parties, and implementing corrective actions to prevent future occurrences.

The Company relies on various third party providers, such as vendors, suppliers and other business partners for certain aspects of its operations. These third parties may also be susceptible to cybersecurity risks. The Company conducts due diligence on the cybersecurity practices and controls on these providers, as well as inclusion of contractual provisions requiring the providers to maintain appropriate cybersecurity measures. In addition, in the case of a third-party cybersecurity incident, the Company identifies and mitigates risks to minimize impacts to us from third party incidents.

Governance

Management's Responsibilities

The Company’s information security program is led by our corporate Chief Information Security Officer ("CISO"), who works closely in a cross-functional capacity with key corporate and operational business stakeholders. The individuals supporting the Company's information security program demonstrate their cybersecurity expertise through qualifications such as prior work experience, possession of a cybersecurity certification, degree, or other cybersecurity experience. The CISO collaborates with these functions for the purpose of establishing processes and procedures to monitor potential cybersecurity risks, identifying cybersecurity incidents, implementing appropriate mitigation measures, reporting cybersecurity breaches, assessing materiality, and other information security incidents, and maintaining our cybersecurity program. The CISO provides regular updates on the Company's cybersecurity posture and preparedness to senior management.

Board of Directors' Roles and Responsibilities

Our cybersecurity risks and associated mitigations, as part of our enterprise risk management, are evaluated by senior leadership. These risks and mitigations are also subject to oversight by the Audit Committee and the ROC of our Board of Directors The ROC is the primary committee that oversees enterprise cybersecurity risks and reviews cybersecurity matters. The ROC oversees our policies and procedures for protecting our cybersecurity infrastructure

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
and for compliance with data protection and security regulations, and related risks. The ROC receives information regarding such risks from management, including our CISO, and reports to the Board on a quarterly basis. The ROC also oversees the Board’s response to any significant cybersecurity incidents.

Cybersecurity Threats

To date, we have not identified any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business operations or financial condition. While the Company has taken significant steps to manage cybersecurity risks, there can be no assurance that these measures will prevent all potential incidents. A material cybersecurity incident could have material adverse effect on the Company’s financial condition, results of operations, or cash flows. The Company is committed to addressing cybersecurity risks in an ever-evolving technological landscape. Management will continue to evaluate and enhance its cybersecurity measures to adapt to emerging threats and comply with evolving regulatory requirements.

We describe whether and how risks from identified cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect us, including our organizational strategy, results of operations, or financial condition as part of our risk factor disclosures in Part I, Item 1A of this report.
Item 2. Properties
We occupy approximately 3 million square feet of floor space, substantially all of which is leased. Our corporate headquarters is located in Reston, Virginia. Our principal locations outside of Reston, Virginia include Chantilly and Arlington, Virginia; Huntsville, Alabama; Oak Ridge, Tennessee; El Segundo, California; Indianapolis and Bedford, Indiana; and Charleston, South Carolina. As of February 2, 2024, we conducted our operations at approximately 114 properties located in 24 states, the District of Columbia, and various foreign countries. We consider our facilities suitable and adequate for our present needs, which are generally limited to office, integration, warehouse and computer laboratory spaces.
Item 3. Legal Proceedings
We have provided information about legal proceedings in which we are involved in Note 18—Legal Proceedings and Other Commitments and Contingencies to the consolidated financial statements contained within this report.
We are also routinely subject to investigations and reviews relating to compliance with various laws and regulations. Additional information regarding such investigations and reviews is described under the heading “Government Investigations, Audits and Reviews” in Note 18—Legal Proceedings and Other Commitments and Contingencies to the consolidated financial statements contained within this report.
Item 4. Mine Safety Disclosures
No information is required in response to this item.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Through closing of trading on March 4, 2024, our common stock was listed on the New York Stock Exchange under the ticker symbol "SAIC." Effective as of the opening of trading on March 5, 2024, the Company voluntarily transferred the listing of its shares of common stock to The Nasdaq Stock Market LLC. The Company’s common stock will continue to trade under the symbol “SAIC." As of March 8, 2024, there were approximately 23,000 holders of record of our common stock. The number of holders of record of our common stock may not be representative of the number of beneficial owners due to shares that may be held by depositories, brokers or nominees.
We declared and paid cash dividends on our common stock of $0.37 per share each quarterly period of fiscal 2024, 2023 and 2022. Total dividends declared and paid during fiscal 2024, 2023 and 2022 were $1.48 per share. Quarterly cash dividends are typically paid in April, July, October and January, for the first, second, third and fourth quarters, respectively. We currently intend to continue paying quarterly cash dividends in the near future, although the declaration of any future dividends and the amount thereof will be determined by our Board of Directors and will depend on many factors, including our financial condition, capital requirements, available cash, results of operations, and other factors our Board of Directors may deem relevant.
Stock Performance Graph
The following graph compares the total cumulative return on our common stock, from the beginning of fiscal year 2019 through fiscal year 2024, to two indices: (i) the Russell 1000 Index and (ii) the Dow Jones US Computer Services Index. The graph assumes an initial investment of $100 on February 1, 2019 and that dividends have been reinvested. The comparisons in the graph are required by the U.S. Securities and Exchange Commission ("SEC"), based upon historical data and are not intended to forecast or be indicative of possible future performance of our common stock.

$220
$200
$180
$160
$140
$120
$100
$80
Dollars
02/01/19
01/31/20
01/29/21
01/28/22
02/03/23
02/02/24
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
The following table presents repurchases of our common stock during the three months ended February 2, 2024:

Period(1)	Total Number of Shares (or Units) Purchased(2)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(3)
November 4, 2023 - December 8, 2023	324,744	$117.22	321,821	4,564,183
December 9, 2023 - January 5, 2024	196,140	125.12	194,078	4,370,105
January 6, 2024 - February 2, 2024	192,128	128.55	192,128	4,177,977
Total	713,012	$122.45	708,027
(1)Date ranges represent our fiscal periods during the current quarter. Our fiscal quarters typically consist of one five-week period and two four-week periods.
(2)Includes shares purchased on surrender by stockholders of previously owned shares to satisfy minimum statutory tax withholding obligations related to vesting of stock awards in addition to shares purchased under our publicly announced plans or programs.
(3)In June 2022, the number of shares that may be purchased increased by 8.0 million shares, bringing the total authorized shares to be repurchased under the plan to approximately 24.4 million shares. As of February 2, 2024, we have repurchased approximately 20.3 million shares of our common stock under the program.
Item 6. [Reserved]

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations, and quantitative and qualitative disclosures about market risk should be read in conjunction with our consolidated financial statements and the related notes included in this Form 10-K, as well as Part II, Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the year ended February 3, 2023, which provides additional information on comparisons of fiscal 2023 and 2022. It contains forward-looking statements (which may be identified by words such as those described in “Risk Factors—Forward-Looking Statement Risks” in Part I, Item 1A of this report), including statements regarding our intent, belief, or current expectations with respect to, among other things, trends affecting our financial condition or results of operations; backlog; our industry; government budgets and spending; market opportunities; the impact of competition; and the impact of acquisitions and divestitures. Such statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those in the forward-looking statements as a result of various factors. Risks, uncertainties and assumptions that could cause or contribute to these differences include those discussed below and elsewhere in this report, particularly in “Risk Factors” in Part I, Item 1A of this report. Due to such risks, uncertainties and assumptions, you are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date hereof. We do not undertake any obligation to update these factors or to publicly announce the results of any changes to our forward-looking statements due to future results or developments.
We use the terms "SAIC," the “Company,” “we,” “us” and “our” to refer to Science Applications International Corporation and its consolidated subsidiaries.
The Company utilizes a 52/53 week fiscal year ending on the Friday closest to January 31, with fiscal quarters typically consisting of 13 weeks. Fiscal 2024 began on February 4, 2023 and ended on February 2, 2024, fiscal 2023 began on January 29, 2022 and ended on February 3, 2023, and fiscal 2022 began on January 30, 2021 and ended on January 28, 2022. Fiscal 2024 consisted of 52 weeks, and fiscal 2023 and 2022 consisted of 53 weeks and 52 weeks, respectively.
Business Overview
We are a leading technology integrator providing full life cycle services and solutions in the technical, engineering and enterprise information technology ("IT") markets. We developed our brand by addressing our customers’ mission critical needs and solving their most complex problems for over 50 years. As one of the largest pure-play technology service providers to the U.S. government, we serve markets of significant scale and opportunity. Our primary customers are the departments and agencies of the U.S. government. We serve our customers through approximately 1,800 active contracts and task orders and employ approximately 24,000 individuals who are led by an experienced executive team of proven industry leaders. Our long history of serving the U.S. government has afforded us the ability to develop strong and longstanding relationships with some of the largest customers in the markets we serve. Substantially all of our revenues and tangible long-lived assets are generated and located in the United States.
Effective February 3, 2024, the first day of fiscal 2025, the Company completed a business reorganization which replaces its current two operating sectors with five customer facing business groups supported by the enterprise organizations, including the Innovation Factory. The reorganization is designed to enhance management's involvement with customers and advance SAIC’s innovation and go-to-market strategy. The new business group leaders will report directly to the Company's CEO who will continue to be the chief operating decision maker ("CODM"). The Company is currently evaluating the impact of the reorganization on its segment reporting.
Economic Opportunities, Challenges, and Risks
In fiscal 2024, we generated 98% of our revenues from contracts with the U.S. government, including subcontracts on which we perform. Our business performance is affected by the overall level of U.S. government spending and the alignment of our offerings and capabilities with the budget priorities of the U.S. government. Appropriations measures passed in December 2022 provided full funding for the federal government through the end of government fiscal year ("GFY") 2023.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
In March 2024, the President signed appropriation measures that provide funding for GFY 2024 for non-defense departments of the U.S. government. Congress is currently in the process of considering legislation for the remaining federal budget which will include the Department of Defense, the Department of State and the Department of Homeland Security. If Congress is not able to pass the remaining GFY 2024 funding measures by the end of April 2024, it could result in the U.S. government operating on additional continuing resolutions, potentially lead to a partial or full government shutdown, and a cut to defense spending for GFY 2024 as prescribed in the Fiscal Responsibility Act of 2023. In March 2024, the President submitted the GFY 2025 budget request which adheres to the Fiscal Responsibility Act of 2023.
In January 2023, the Federal debt ceiling was reached and the U.S. Department of the Treasury was operating under "extraordinary measures." In June 2023, the President signed the Fiscal Responsibility Act of 2023 which suspends the Federal debt ceiling until January 1, 2025, postponing the threat of a federal government default. If a new debt ceiling agreement is not reached by January 2025, the U.S. Department of the Treasury will return to operating under "extraordinary measures."
Adverse changes in fiscal and economic conditions could materially impact our business. Some changes that could have an adverse impact on our business include adverse regulations, the implementation of future spending reductions (including sequestration), delayed passage of appropriations bills resulting in temporary or full-year continuing resolutions, extreme inflationary increases adversely impacting fixed-price contracts, and potential government shutdowns.
Spending packages, including the infrastructure bill, Inflation Reduction Act, and CHIPS and Science Act, as well as future potential spending packages, may provide additional opportunity in areas of SAIC focus such as digital modernization, cyber, microelectronics support, and climate resiliency.
The U.S. government has increasingly relied on contracts that are subject to a competitive bidding process (including indefinite delivery, indefinite quantity ("IDIQ"), U.S. General Services Administration ("GSA") schedules, and other multi-award contracts), which has resulted in greater competition and increased pricing pressure. Additionally, the U.S. government has put renewed emphasis on increasing the number of small business prime set aside contracts that further reduce the addressable market in some areas.
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
We succeed as a business based on the solutions we deliver, our past performance, and our ability to compete on price. Our solutions are inspired through innovation based on adoption of best practices and technology integration of the best capabilities available. Our Innovation Factory develops superior enterprise-class solutions which are delivered to our customers as stand-alone solutions or integrated with and aligned to our product offerings to meet complex customer needs and accelerate digital transformation. Our past performance was achieved by employees dedicated to supporting our customers' most challenging missions. Our current cost structure and ongoing efforts to reduce costs by strategic sourcing and developing repeatable offerings sold "as a service" and as managed services in a more commercial business model are expected to allow us to compete effectively on price in an evolving environment. Our ability to be competitive in the future will continue to be driven by our reputation for successful program execution, competitive cost structure, development of new pricing and business models, and efficiencies in assigning the right people, at the right time, in support of our contracts.
On May 6, 2023, SAIC closed the sale of its logistics and supply chain management business ("Supply Chain Business") to ASRC Federal Holding Company, LLC ("ASRC Federal"). The sale enables the Company to focus its resources on long-term strategic growth areas.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
On February 4, 2023, the Company sold 0.1% of its 50.1% majority ownership interest in Forfeiture Support Associates J.V. ("FSA") to its sole joint venture partner for a nominal amount. As a result of the sale and amendment to the joint venture operating agreement of FSA, the Company no longer controls the joint venture and accounts for its retained interest as an equity method investment as of the date of the transaction.
On July 2, 2021, we completed the acquisition of Halfaker and Associates, LLC ("Halfaker"). The acquisition of Halfaker, in alignment with our long-term strategy, grows the Company's digital transformation portfolio while expanding its ability to support the government's healthcare mission. Additionally, on May 3, 2021, the Company acquired Koverse, a software company that provides a data management platform enabling artificial intelligence and machine learning on complex sensitive data.
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
Results of Operations
The primary financial performance measures we use to manage our business and monitor results of operations are revenues, operating income and cash flows from operating activities. The following table summarizes our results of operations:

	Year Ended
	February 2, 2024	Percent change	February 3, 2023	Percent change	January 28, 2022
	(dollars in millions)
Revenues	$7,444	(3)%	$7,704	4%	$7,394
Cost of revenues	6,572	(4)%	6,816	4%	6,535
As a percentage of revenues	88.3%		88.5%		88.4%
Selling, general and administrative expenses	373	—%	374	9%	344
Acquisition and integration costs	1	(92)%	13	(77)%	56
Gain on divestitures, net of transaction costs	(240)	100%	—	(100)%	(2)
Other operating income	(3)	100%	—	(100)%	(1)
Operating income	741	48%	501	8%	462
As a percentage of revenues	10.0%		6.5%		6.2%
Net income attributable to common stockholders	$477	59%	$300	8%	$277
Cash flows provided by operating activities	$396	(26)%	$532	3%	$518
Revenues. Revenues decreased $260 million from fiscal 2023 to fiscal 2024 primarily due to the sale of the Supply Chain Business ($493 million) and the deconsolidation of FSA ($143 million) (see Note 5—Divestitures), contract completions and five additional working days in the prior year period. This was partially offset by ramp up in volume on existing and new contracts. Adjusting for the impact of the divestiture, deconsolidation and estimated impact of the additional five working days in the prior year period, revenues grew approximately 7.4%.
Cost of Revenues. Cost of revenues decreased $244 million from fiscal 2023 to fiscal 2024 primarily due to the sale of the Supply Chain Business ($461 million) and the deconsolidation of FSA ($132 million), contract completions and five additional working days in the prior year period. This was partially offset by ramp up in volume on existing and new contracts. Adjusting for the impact of the divestiture, deconsolidation and estimated impact of the additional five working days in the prior year period, cost of revenues grew approximately 7.7%.
Selling, General and Administrative Expenses ("SG&A"). SG&A decreased $1 million from fiscal 2023 to fiscal 2024 primarily due to lower indirect spend and intangible amortization and depreciation, partially offset by higher incentive-based compensation expense, including acceleration of stock-based compensation related to the reorganization and executive transition.
Acquisition and integration costs. Acquisition and integration costs decreased $12 million from fiscal 2023 to fiscal 2024 due to no acquisitions in the current year.
Operating Income. Operating income as a percentage of revenues increased from fiscal 2023 to fiscal 2024 primarily due to a $233 million gain recognized from the sale of the Supply Chain Business, a $7 million gain recognized from the deconsolidation of FSA, improved profitability across our contract portfolio and lower acquisition and integration costs, partially offset by higher incentive-based compensation expense, including acceleration of stock-based compensation related to the reorganization and executive transition.
Cash Flows Provided by Operating Activities. Cash flows provided by operating activities were $396 million for fiscal 2024, which represented a decrease of $136 million from fiscal 2023. The decrease was primarily due to lower cash provided by the Master Accounts Receivable Purchase Agreement ("MARPA Facility") (see Note 15—Sale of Receivables to the consolidated financial statements contained within this report for additional information) and higher tax payments in the current year, partially offset by lower incentive-based compensation payments in the current year and other changes in working capital.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
Non-GAAP Measures
Earnings before interest, taxes, depreciation and amortization ("EBITDA"), and adjusted EBITDA are non-GAAP financial measures. While we believe that these non-GAAP financial measures are also useful for management and investors in evaluating our financial information, they should be considered as supplemental in nature and not as a substitute for financial information prepared in accordance with GAAP. Reconciliations, definitions, and how we believe these measures are useful to management and investors are provided below. Other companies may define similar measures differently.
EBITDA and Adjusted EBITDA. The performance measure EBITDA is calculated by taking net income and excluding interest and loss on sale of receivables, provision for income taxes, and depreciation and amortization. Adjusted EBITDA is a performance measure that excludes costs that we do not consider to be indicative of our ongoing performance. Adjusted EBITDA is calculated by taking EBITDA and excluding acquisition and integration costs, impairments, restructuring costs, and any other material non-recurring costs. Integration costs are costs to integrate acquired companies including costs of strategic consulting services, facility consolidation and employee related costs such as retention and severance costs. The acquisition and integration costs relate to the Company’s acquisitions. See Note 1—Business Overview and Summary of Significant Accounting Policies and Note 6—Restructuring and Impairment to the consolidated financial statements contained within this report for information related to our restructuring and impairment costs.
We believe that EBITDA and adjusted EBITDA provide management and investors with useful information in assessing trends in our ongoing operating performance and may provide greater visibility in understanding the long-term financial performance of the Company.
EBITDA and adjusted EBITDA for the periods presented were calculated as follows:

	Year Ended
	February 2, 2024	February 3, 2023	January 28, 2022(2)
	(in millions)
Revenues	$7,444	$7,704	$7,394
Net income	477	303	279
Interest expense, net and loss on sale of receivables	129	126	107
Provision for income taxes	143	72	79
Depreciation and amortization	142	157	165
EBITDA	891	658	630
EBITDA as a percentage of revenues	12.0%	8.5%	8.5%
Acquisition and integration costs	1	13	56
Restructuring and impairment costs	23	24	2
Depreciation included in acquisition and integration costs and restructuring and impairment costs	(1)	(3)	(1)
Recovery of acquisition and integration costs and restructuring and impairment costs(1)	(6)	(12)	(1)
Gain on divestitures, net of transaction costs	(240)	—	—
Adjusted EBITDA	$668	$680	$686
Adjusted EBITDA as a percentage of revenues	9.0%	8.8%	9.3%
(1)    Adjustment reflects the portion of acquisition and integration costs and restructuring and impairment costs recovered through the Company's indirect rates in accordance with U.S. government Cost Accounting Standards.
(2)    In fiscal 2022, the Company recognized a gain on divestitures, net of transaction costs of $2 million. This is not presented separately on the "Gain on divestitures, net of transaction costs" line in the table above, as it was immaterial.
Adjusted EBITDA as a percentage of revenues increased to 9.0% for fiscal 2024, compared to 8.8% for fiscal 2023, primarily due to improved profitability across our contract portfolio, partially offset by higher incentive-based compensation expense, including acceleration of stock-based compensation related to the reorganization and executive transition.

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
The estimated value of our total backlog as of the dates presented was:

	February 2, 2024	February 3, 2023
	(in millions)
Funded backlog	$3,539	$3,554
Negotiated unfunded backlog	19,224	20,248
Total backlog	$22,763	$23,802
We had net bookings worth an estimated $6.7 billion and $7.4 billion during fiscal 2024 and 2023, respectively.
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

	Year Ended
	February 2, 2024	February 3, 2023	January 28, 2022
Cost reimbursement	61%	56%	54%
Time and materials ("T&M")	20%	19%	20%
Firm-fixed price ("FFP")	19%	25%	26%
Total	100%	100%	100%
The change in contract mix for fiscal 2024 reflects a decrease in firm-fixed price type contracts due to the divestiture of the Supply Chain Business which historically had a higher proportion of these contracts.
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

	Year Ended
	February 2, 2024	February 3, 2023	January 28, 2022
	(as a % of total cost of revenues)
Labor-related cost of revenues	55%	53%	54%
Subcontractor-related cost of revenues	31%	29%	29%
Supply chain materials-related cost of revenues	2%	8%	8%
Other materials-related cost of revenues	12%	10%	9%
Total	100%	100%	100%
The change in cost of revenues mix for fiscal 2024 reflects a decrease in supply chain materials-related costs due to the divestiture of the Supply Chain Business.
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
During the second quarter of fiscal 2023, we amended our Credit Facility. See Note 12—Debt Obligations to the consolidated financial statements contained within this report for additional information.
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
Our Credit Facility contains customary terms and conditions including financial covenants and covenants restricting the Company's ability to merge or consolidate with another entity or undertake other fundamental changes, enter into property sale and leaseback transactions, and incur liens. The Company’s dividends and share repurchases may be limited under certain leverage ratios, and we may be required to make an annual debt prepayment based on our cash flows from operating activities. See Note 12—Debt Obligations to the consolidated financial statements contained within this report for a more complete understanding of our Credit Facility.
We currently maintain credit ratings from major U.S. rating agencies. Failure to maintain acceptable ratings could have an adverse effect on the Company’s future cost of capital and any significant increase in the level of our borrowings could negatively impact these ratings.

Beginning in fiscal 2023, the Tax Cuts and Jobs Act of 2017 eliminated the option to deduct research and development expenditures immediately in the year incurred and requires taxpayers to amortize such expenditures over five years for tax purposes. While the impact to income taxes payable was most significant in fiscal 2023, this impact will decrease over the five-year amortization period and is anticipated to be immaterial in year six. The actual impact will depend on the amount of research and development costs incurred by the Company, whether Congress modifies, or repeals this provision and whether new guidance and interpretive rules are issued by the U.S. Treasury, among other factors.
As of February 2, 2024, we have not experienced a significant impact to our liquidity or access to capital, and we have not been required to obtain additional financing or make significant modifications to our capital deployment strategy, as a result of the COVID-19 pandemic. The Coronavirus Aid, Relief, and Economic Security Act ("the CARES Act") allowed for the deferral of certain payroll tax payments through December 31, 2020 and we deferred total payments of approximately $103 million. The first installment (approximately $51 million) of these deferred payroll taxes was paid during fiscal 2022 and the second and final installment was paid during fiscal 2023.
During fiscal 2024, we repurchased approximately 3.3 million shares of our common stock for $357 million from the open market in connection with our existing share repurchase program. Since the program’s inception in December of 2013, we have repurchased 20.3 million shares for $1,548 million.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
The following table summarizes our principal contractual commitments as of February 2, 2024:

	Total	Due in Fiscal 2025
	(in millions)
Long-term debt including current portion	$2,109	$77
Interest payments on long-term debt(1)	344	126
Operating lease obligations	210	45
Estimated purchase obligations(2)	109	59
Other liabilities(3)	156	33
Total contractual obligations	$2,928	$340
(1)Amounts include an estimate of future variable interest payments on the Term Loan Facilities based on scheduled outstanding principal amounts, current applicable margin and projected 1-month Term SOFR as of February 2, 2024. The amounts presented in this table exclude the effects of interest rate swaps used to hedge against changes in 1-month Term SOFR.
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
See respective notes to the consolidated financial statements contained within this report for further information about our long-term debt (Note 12—Debt Obligations), lease payment obligations (Note 16—Operating Leases), liabilities for unrecognized tax benefits (Note 11—Income Taxes), and letters of credit and surety bonds (Note 18—Legal Proceedings and Other Commitments and Contingencies).
Historical Cash Flow Trends
The following table summarizes our cash flows:

	Year Ended
	February 2, 2024	February 3, 2023	January 28, 2022
	(in millions)
Net cash provided by operating activities	$396	$532	$518
Net cash provided by (used in) investing activities	314	(36)	(292)
Net cash used in financing activities	(725)	(493)	(301)
Total (decrease) increase in cash, cash equivalents and restricted cash	$(15)	$3	$(75)
Cash Provided by Operating Activities. Refer to “Results of Operations” above for a discussion of the changes in cash provided by operating activities between fiscal 2024 and 2023.
Cash Provided by (Used in) Investing Activities. Cash provided by investing activities was $314 million in fiscal 2024 compared to cash used in investing activities of $36 million in the prior year period primarily due to the $356 million of cash proceeds for the sale of the Supply Chain Business in the current year (see Note 5—Divestitures to the consolidated financial statements contained within this report for additional information).
Cash Used in Financing Activities. Cash used in financing activities increased in fiscal 2024 compared to the prior year period primarily due to higher principal payments, net of proceeds received from borrowings of $131 million and higher plan share repurchases of $112 million in the current year.
Commitments and Contingencies
We are subject to a number of reviews, investigations, claims, lawsuits and other uncertainties related to our business. For a discussion of these items, see Note 18—Legal Proceedings and Other Commitments and Contingencies to the consolidated financial statements contained within this report.

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
A significant portion of the Company's contracts recognize revenue using a cost input measure (cost-to-cost), which requires estimates of total costs at completion. Estimating costs at completion is complex due to the nature of the services being performed and the length of certain contracts. Contract costs generally include direct costs, such as labor, subcontract costs and materials, and indirect costs identifiable with or allocable to a specific contract. Management must make assumptions regarding the complexity of the work to be performed, the schedule and associated tasks, labor productivity and availability, increases in wages and prices of materials, execution by our subcontractors, overhead cost rates, and other variables. For contracts using a cost input measure, when total expected contract costs exceed total estimated contract revenues, the Company recognizes the total estimated loss in the quarter identified. Total estimated losses are inclusive of any unexercised options that are probable of award, only if they increase the amount of the loss. Aggregate net changes in contract estimates had an immaterial impact on operating income in fiscal 2024. Aggregate net changes in contract estimates increased operating income by $4 million and $13 million for fiscal 2023 and 2022, respectively. For additional information related to changes in

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
estimates on contracts, including gross favorable and unfavorable adjustments as well as the impact to earnings per share, see Note 3—Revenues to the consolidated financial statements contained within this report.
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
The goodwill impairment test is performed at the reporting unit level. In the Company’s qualitative assessment, an evaluation is performed to determine whether it is more likely than not that an impairment exists based on qualitative factors. Qualitative factors include macroeconomic, industry and market conditions, cost factors, overall financial performance, relevant entity-specific events, factors affecting the reporting unit, and share price.
The Company may additionally perform a quantitative assessment in which the estimated fair value of each reporting unit is compared to its respective carrying value including goodwill. If the fair value is less than the carrying value, the amount of impairment expense is equal to the difference between the reporting unit’s fair value and the reporting unit’s carrying value.
Determining the fair value of each reporting unit involves judgment and the use of estimates and assumptions. We estimate the fair value of our reporting units using either a market approach, income approach, or a combination of both. When performing a quantitative assessment for our annual impairment analysis, we reconcile the aggregate fair value of all of our reporting units to our market capitalization as of the measurement date.
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
our financial systems; whereas, other assets and liabilities may be allocated using measurable relationships or other basis for allocation.
During the fourth quarter of fiscal 2024, we completed our annual goodwill impairment testing using a qualitative assessment and determined that it was more likely than not that an impairment did not exist and that a quantitative analysis was not necessary.
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
Recently Issued But Not Yet Adopted Accounting Pronouncements
For information on recently issued but not yet adopted accounting pronouncements, see Note 1—Business Overview and Summary of Significant Accounting Policies to the consolidated financial statements contained within this report.
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
Interest Rate Risk
Debt obligations. Our financial risk management objective is to reduce the negative impact to earnings from changes in interest rates, which we may manage through operational means or the use of financial instruments, such as interest rate swaps. We have approximately $1.7 billion of variable rate debt. The fair value of our outstanding long-term debt obligations approximates its carrying value. In connection with the issuances of our variable rate Term Loan A and Term Loan B Facilities, we entered into fixed interest rate swap agreements, effectively converting a substantial portion of our variable rate debt to fixed rate debt in order to mitigate our exposure to fluctuations in interest rates. We regularly evaluate our outstanding debt and swap agreements to meet our risk management objective. A hypothetical 50 basis points ("bps") change to interest rates would have a net impact of $5 million on our results of operations or cash flows. For additional information related to our debt and interest rate swap agreements, see Note 12—Debt Obligations and Note 13—Derivative Instruments Designated as Cash Flow Hedges, respectively, to the consolidated financial statements contained in this report.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
Derivatives. As of February 2, 2024, the fair value of our fixed interest rate swaps was $15 million (asset). Under the swap agreements, we pay a fixed rate and the counterparties to the agreements pay a floating interest rate based on 1-month Term SOFR. A hypothetical 50 bps change in the 1-month Term SOFR curve would change the fair value of the fixed interest rate swaps up to $5 million. Since the interest rate swaps are accounted for as cash flow hedges, the change in fair value is reported as a component of equity (accumulated other comprehensive income or loss). We do not hold or issue derivative financial instruments for trading or speculative purposes. For additional information related to calculating the fair value of our interest rate swaps, see Note 13—Derivative Instruments Designated as Cash Flow Hedges to the consolidated financial statements included in this report.
Cash equivalents. A 10% unfavorable interest rate movement for interest earned on our cash and cash equivalents would not materially impact the value of our cash holdings and would have a negligible impact on interest income at current market interest rates.
Inflation Risk
For each of the most recent three fiscal years ended February 2, 2024, inflation has not had a significant impact on our revenues or costs. Approximately 61% of our revenues for fiscal 2024 were derived from cost-reimbursement type contracts, which have limited inflation risk because our contracts generally entail the provision of labor on a reimbursable basis, and, when materials are acquired, they provide for billing to the customer during the period in which the materials were received. Bids for longer-term FFP and T&M contracts typically include sufficient provisions for labor and other cost escalations to cover anticipated cost increases over the period of performance. As a result, if we were to experience significant levels of inflation, our revenues and costs for cost-type contracts would generally both increase commensurate with inflation and operating income as a percentage of total revenues would not be significantly affected. Operating income as a percentage of total revenues would not be significantly affected for longer-term FFP and T&M contracts to the extent that bid contract cost escalations are sufficient to cover heightened inflation levels.
Item 8. Financial Statements and Supplementary Data
See our consolidated financial statements attached hereto and listed on the index found on page F-1 of this report.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
No information is required in response to this item.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer (our Chief Executive Officer) and principal financial officer (our Chief Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of February 2, 2024, and our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the fourth quarter of fiscal 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report On Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
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
Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our internal control over financial reporting as of February 2, 2024 based on the framework established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our management has assessed in its evaluation the effectiveness of our internal control over financial reporting as of February 2, 2024 and has concluded that our internal control over financial reporting was effective.
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
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
Science Applications International Corporation
Opinion on Internal Control Over Financial Reporting
We have audited Science Applications International Corporation's internal control over financial reporting as of February 2, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Science Applications International Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of February 2, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of February 2, 2024 and February 3, 2023, the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended February 2, 2024, and the related notes and our report dated March 20, 2024 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
Tysons, Virginia
March 20, 2024

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
Item 9B. Other Information
During the three months ended February 2, 2024, neither the Company nor any director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as such terms are defined in Item 408 of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
No information is required in response to this item.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
Part III
Item 10. Directors, Executive Officers and Corporate Governance
Our executive officers as of March 20, 2024, are listed below, along with their ages on that date, positions and offices held and business experience during at least the past five years. All such persons have been elected to serve until their successors are elected and qualified or until their earlier resignation or removal.

Name of officer	Age	Position(s) with the Company and prior business experience

Toni Townes-Whitley	60
Chief Executive Officer since October 2023. Prior to this role, Ms. Townes-Whitley served as President of U.S. Regulated Industries at Microsoft from July 2018 to October 2022 and Corporate Vice President of Industry from March 2015 to July 2018. Before joining Microsoft, she served as President of CGI Federal from May 2010 to March 2015 and Senior Vice President from 2011 through 2014. Previously, she held several management roles at Unisys Corporation leading global and commercial-sector system integration and the Federal Civilian group.

Hilary L. Hageman	55
Executive Vice President, General Counsel and Corporate Secretary since July 2022. Ms. Hageman previously served as Senior Vice President and Deputy General Counsel at SAIC until 2019 when she became the General Counsel and Corporate Secretary of Cubic Corporation. Immediately prior to her return to SAIC, Ms. Hageman served as Executive Vice President, General Counsel and Corporate Secretary for a public satellite company primarily supporting the defense and aerospace industries. Ms. Hageman has also held other senior legal roles at CACI and at the U.S. Department of Defense.

Prabu Natarajan	53
Executive Vice President and Chief Financial Officer (CFO) since January 2021. Prior to joining us, Mr. Natarajan was Vice President of Financial Planning and Merger and Acquisition for Northrop Grumman from January 2016 to December 2020. Mr. Natarajan joined Northrop Grumman in August 2011 and was also Vice President of Business Management and CFO for the Information Systems Sector from August 2014 to January 2016 and Vice President, Treasurer and Taxes from August 2011 to August 2014. Mr. Natarajan has held positions at The AES Corporation and PricewaterhouseCoopers LLP.

Michelle A. O'Hara	48
Executive Vice President and Chief Human Resources Officer since October 2019. Prior to this role, Ms. O’Hara served as Senior Vice President for Human Resources, after serving as head of talent strategy, total rewards, learning and development, diversity, executive compensation, and talent acquisition. Before joining SAIC, Ms. O’Hara served in senior leadership roles at global professional services and technology companies including BearingPoint, Perot Systems Corporation and Booz Allen Hamilton.

Vincent P. DiFronzo	65
Executive Vice President of the Air Force and Combatant Commands Business Group since February 2024. Previously, Mr. DiFronzo served as Vice President and Senior Vice President of Operations, Air Force, Space Force, and Combatant Commands from March 2020 until October 2020 and as an SAIC Vice President from June 2015 until March 2020. Mr. DiFronzo served as Assistant Vice President at Alion Science and Technology Corporation from December 2013 to May 2015 and as Senior Program Manager at Scientific Research Corporation from November 2008 through December 2010.

Josh J. Jackson	48
Executive Vice President of the Army Business Group since February 2024. Mr. Jackson served as Senior Vice President of the Army Business Unit from February 2023 to January 2024 and Senior Vice President of the Navy and U.S. Marine Corps Portfolio from August 2020 until February 2023; as Senior Vice President for the Solutions and Technology Group from July 2018 to July 2020; as Senior Vice President for the Engineering, Integration and Mission Solutions Market Segment from November 2014 until June 2018; as Vice President of Training and Simulation from November 2010 until November 2014; and Vice President and Division Manager from March 2008 through October 2011.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Name of officer	Age	Position(s) with the Company and prior business experience

David C. Ray	48
Executive Vice President of the Space and Intelligence Business Group since February 2024. Mr. Ray served as Senior Vice President for the Space Business Unit from February 2021 through January 2024. Before joining SAIC, he served as President of Government and Defense at FLIR Systems from January 2018 until June 2020. Previously, he held several positions at Raytheon, including Vice President for Global Business Development and Strategy, October 2015 until December 2017; Senior Director of Business Development and Strategy, August 2013 until October 2015; Senior Director and General Manager of Civil Mission Solutions, September 2011 until August 2013; and Director of Maritime and Littoral Systems, September 2018 until November 2011.

Barbara M. Supplee	54
Executive Vice President of the Navy Business Group since February 2024 and SAIC Senior Vice President from March 2023 until February 2024. Before joining SAIC, Ms. Supplee served as Vice President and General Manager for Navy and Marine Corps at GDIT from November 2022 until March 2023. She previously held several positions at CACI International, including Senior Vice President, August 2021 until November 2022; Vice President of Business Development, February 2021 until August 2021; and Vice President, April 2019 until February 2021. Before joining GDIT, she was Senior Capture Director and Executive Director at BAE Systems from June 2014 until February 2021.

For additional information required by Item 10 with respect to executive officers and directors, including audit committee and audit committee financial experts, procedures by which stockholders may recommend nominees to the Board of Directors, and compliance with Section 16(a) of the Securities Exchange Act of 1934, see the information set forth under the captions “Proposal 1—Election of Directors,” “Corporate Governance” and “Other Information” in the 2024 Definitive Proxy Statement, which information is incorporated by reference into this report.
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
Item 11. Executive Compensation
For information required by Item 11 with respect to executive compensation, see the information set forth under the captions “Compensation Discussion and Analysis,” “Executive Compensation” and “Corporate Governance” in the 2024 Definitive Proxy Statement, which information is incorporated by reference into this report.
For information required by Item 11 with respect to compensation committee interlocks, insider participation, and the compensation committee report, see the information set forth under the captions “Corporate Governance” and "Compensation Discussion and Analysis" in the 2024 Definitive Proxy Statement, which information is incorporated by reference into this report.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
For information required by Item 12 with respect to the security ownership of certain beneficial owners and management, see the information set forth under the caption “Other Information” in the 2024 Definitive Proxy Statement, which information is incorporated by reference into this report.
We currently maintain three shareholder-approved equity compensation plans that issue stock-based awards including the 2023 Equity Incentive Plan ("2023 EIP"), the Management Stock Compensation Plan, and the Amended and Restated 2013 Employee Stock Purchase Plan ("ESPP"). For summaries of these plans, see Note 9—Stock-Based Compensation to the consolidated financial statements contained within this report.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
The following table provides the number of shares of our common stock to be issued, the weighted-average exercise price of the outstanding stock options and the number of shares remaining for future award grants as of February 2, 2024:

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(3)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,759,649	$77.85	4,068,734
Equity compensation plans not approved by security holders	—	—	—
Total	1,759,649	$77.85	4,068,734
(1)This amount includes 112,773 stock options outstanding and 1,455,511 shares subject to other stock-based awards previously granted but not yet issued under the 2013 Equity Incentive Plan ("2013 EIP"), and 191,365 shares issuable for other stock-based awards under the 2023 EIP. This amount does not include shares to be issued pursuant to purchase rights under the ESPP.
(2)Does not include shares to be issued for stock-based awards, other than stock options, which will not require any payment upon issuance of those shares.
(3)Includes 1,876,021 shares of our common stock available for issuance under the ESPP and 2,192,713 shares under the 2023 EIP. On June 7, 2023, the Company’s stockholders approved an amended and restated ESPP which limits the total number of shares reserved for issuance to 2.0 million and extends the ESPP expiration date from September 26, 2023 to the earlier of its termination by the Board or the issuance of all shares available for issuance. On June 7, 2023, the Company's stockholders approved the 2023 EIP. The 2023 EIP authorized 2.2 million new shares of the Company's common stock to be issued as various types of stock-based compensation and cash awards. After June 7, 2023, no new awards may be issued under the 2013 EIP and any awards that subsequently expire, are forfeited or canceled, are settled in cash, or are used to cover recipient tax obligations, will become available for issuance under the 2023 Plan. Awards previously issued and outstanding under the 2013 EIP will continue to remain outstanding and be subject to the terms of the 2013 EIP. We expect that the number of shares actually issued under the 2023 EIP will be significantly less than the number of total awards outstanding under the plan because (a) a net option exercise results in a smaller portion of the number of award shares being issued when a participant uses award shares, rather than cash, to pay the exercise price, which historically most participants have elected to do, (b) most participants historically have elected to let the Company retain award shares to pay for taxes due on the exercise of options and all participants are required to use award shares to pay for taxes upon the vesting of restricted stock or restricted stock units, (c) some participants may terminate employment with the Company before the vesting of awards resulting in awards being forfeited and (d) some participants may not exercise stock options before the expiration date for a variety of reasons, including if the exercise price exceeds the then current market price of shares.
Item 13. Certain Relationships and Related Transactions, and Director Independence
For information required by Item 13 with respect to certain relationships and related transactions and the independence of directors and nominees, see the information set forth under the caption “Corporate Governance” in the 2024 Definitive Proxy Statement, which information is incorporated by reference into this report.
Item 14. Principal Accountant Fees and Services
For information required by Item 14 with respect to principal accountant fees and services, see the information set forth under the caption “Audit Matters” in the 2024 Definitive Proxy Statement, which information is incorporated by reference into this report.

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

10.1
Sixth Amendment to the Third Amended and Restated Credit Agreement, dated February 8, 2024, by and among SAIC, Citibank N.A., as administrative agent and collateral agent, and certain other lenders and parties thereto. Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on February 12, 2024.

10.2
Fifth Amendment to the Third Amended and Restated Credit Agreement, dated June 30, 2022, by and among SAIC, Citibank N.A., as administrative agent and collateral agent, and certain other lenders and parties thereto. Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on June 30, 2022.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Exhibit Number	Description of Exhibit

10.3
Fourth Amendment to the Third Amended and Restated Credit Agreement, dated July 2, 2021, by and among SAIC, Citibank N.A., as administrative agent and collateral agent, and certain other lenders and parties thereto. Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on July 7, 2021.

10.4
Third Amended and Restated Credit Agreement by and among SAIC, Citibank, as administrative agent and collateral agent, and certain other agents and lenders party thereto, dated October 31, 2018. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on November 5, 2018.

10.5
First Amendment to the Third Amended and Restated Credit Agreement by and among SAIC, Citibank, as administrative agent and collateral agent, and certain other agents and lenders party thereto, dated February 19, 2020. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 24, 2020.

10.6
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

10.7
Third Amendment to the Third Amended and Restated Credit Agreement, dated March 1, 2021, by and among SAIC, Citibank N.A., as administrative agent and collateral agent, and certain other lenders and parties thereto. Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on March 5, 2021.

10.8
Second Amended and Restated Credit Agreement, dated May 4, 2015 by and among the Company, Citibank N.A. as administrative agent and collateral agent, and Bank of America, N.A., as a syndication agent, and certain other lenders and parties thereto. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on May 4, 2015.

10.9
First Amendment to the Second Amended and Restated Credit Agreement, dated August 23, 2016 by and among the Company, Citibank N.A. as administrative agent and collateral agent, and certain other lenders and parties thereto. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on August 25, 2016.

10.10
Second Amendment to the Second Amended and Restated Credit Agreement, dated February 7, 2018 by and among the Company, Citibank N.A. as administrative agent and collateral agent, and certain other lenders and parties thereto. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on February 9, 2018.

10.11
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

10.13
Amendment No.1 to Master Accounts Receivable Purchase Agreement, dated March 17, 2020, among Science Applications International Corporation, Engility Services, LLC, and MUFG Bank, Ltd. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on March 26, 2020.

10.14*
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

10.30*	Transition Letter, dated May 15, 2023. Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on May 18, 2023.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Exhibit Number	Description of Exhibit

10.31*
Science Applications International Corporation 2023 Equity Incentive Plan, effective June 7, 2023. Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (File No. 333-272484) as filed with the Securities and Exchange Commission (SEC) on June 7, 2023.

10.32*
Form of Restricted Stock Unit Award Agreement of the Science Applications International Corporation 2023 Equity Incentive Plan. Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on June 13, 2023.

10.33*
Form of Performance Stock Unit Award Agreement of the Science Applications International Corporation 2023 Equity Incentive Plan. Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on June 13, 2023.

10.34*
Science Applications International Corporation Amended and Restated 2013 Employee Stock Purchase Plan, effective June 7, 2023. Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed with the SEC on June 13, 2023.

21	Subsidiaries of Registrant.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Policy Relating to Recovery of Erroneously Awarded Compensation

101	Interactive Data File. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	The cover page from this Annual Report on Form 10-K, formatted as Inline XBRL.

*	Management contract or compensatory plan or agreement.
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
Dated: March 20, 2024
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Toni Townes-Whitley	Principal Executive Officer and Director	March 20, 2024
Toni Townes-Whitley

/s/ Prabu Natarajan	Principal Financial Officer and Principal Accounting Officer	March 20, 2024
Prabu Natarajan

/s/ Donna S. Morea	Chair of the Board	March 20, 2024
Donna S. Morea

/s/ Dana S. Deasy	Director	March 20, 2024
Dana S. Deasy

/s/ Garth N. Graham	Director	March 20, 2024
Garth N. Graham

/s/ Carolyn B. Handlon	Director	March 20, 2024
Carolyn B. Handlon

/s/ Yvette M. Kanouff	Director	March 20, 2024
Yvette M. Kanouff

/s/ Timothy J. Mayopoulos	Director	March 20, 2024
Timothy J. Mayopoulos

/s/ Katharina G. McFarland	Director	March 20, 2024
Katharina G. McFarland

/s/ Milford W. McGuirt	Director	March 20, 2024
Milford W. McGuirt

/s/ James C. Reagan	Director	March 20, 2024
James C. Reagan

/s/ Steven R. Shane	Director	March 20, 2024
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
Science Applications International Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Science Applications International Corporation (the Company) as of February 2, 2024 and February 3, 2023, the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended February 2, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at February 2, 2024 and February 3, 2023, and the results of its operations and its cash flows for each of the three years in the period ended February 2, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of February 2, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 20, 2024 expressed an unqualified opinion thereon.

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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Revenue recognition based on certain contracts using a cost input measure of progress

Description of the Matter
The Company recognizes a portion of its revenues using a cost input (cost-to-cost) measure of progress. Under the cost-to-cost measure of progress, revenue is recognized based on the ratio of costs incurred to the total estimated costs at completion. As described in Note 1 to the consolidated financial statements, recognizing revenue on long-term contracts involves significant judgments and estimates. Estimating costs at completion for certain contracts is complex due to the nature of the services being performed and the length of the contracts. Changes in estimates (as quantified in Note 3 to the consolidated financial statements) can routinely occur due to a variety of reasons including changes in scope, changes in cost estimates due to unanticipated cost growth or reassessments of risks impacting costs. Changes in estimates on these contracts, if significant, could have a material effect on the Company’s results of operations.

Auditing the Company’s accounting for revenue for certain contracts using the cost input measure of progress was complex due to the judgment involved in estimating the total estimated costs at completion for these contracts. Management estimates total costs at completion by making assumptions regarding the complexity of the work to be performed, the schedule and associated tasks, labor productivity and availability, increases in wages and prices of materials, execution by subcontractors, overhead cost rates, and other variables.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s recognition of revenue using the cost input measure of progress. For example, we tested controls over the significant assumptions applied in determining the estimation of costs to be incurred on the contract and controls evaluating the appropriateness of changes in estimated costs to complete throughout the contract’s period of performance. We also tested internal controls that management executes to validate the data used in determining this revenue was complete and accurate.

To test the accuracy of the Company’s estimated costs at completion, our audit procedures included, among others, comparing estimates of labor costs, subcontractor costs, and materials to actual costs incurred to date, comparing estimated margins to margins on similar contracts, and agreeing the key terms to contract documentation and prior management estimates. Our audit procedures also included, among others, evaluating the nature, timing and extent of the amounts of revenue and costs recorded to date, including any changes in estimated costs at completion from the prior period. For example, to test a change in estimate, we inspected underlying evidence for the reason for the change in estimate and the timing of such change, and we recalculated the inception-to-date effect recorded. We also evaluated whether a lack of change in estimate was appropriate, where applicable, on contracts.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Certain unrecognized tax benefits that, if recognized, would affect the effective income tax rate

Description of the Matter
As discussed in Notes 1 and 11 to the consolidated financial statements, the Company files income tax returns in the U.S. Federal jurisdiction and various state jurisdictions. The Company recognizes liabilities for uncertainty in income taxes when it is more likely than not that a tax position will not be sustained on examination and settlement with various taxing authorities.
Auditing these liabilities associated with unrecognized tax benefits that, if recognized, would affect the effective income tax rate was challenging due to the significant judgment in applying the relevant tax laws and inherent uncertainty involved in predicting the ultimate resolution of such matters with the taxing authority. Changes to the liability resulting from ongoing or future audits by the taxing authorities could have a material effect on the Company’s results of operations.

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
To test the recognition of the Company’s unrecognized tax benefits that, if recognized, would affect the effective tax rate and measurement of these unrecognized tax benefits, we involved tax professionals with specialized skills and knowledge to assess the technical merits of the Company’s material tax positions. We performed audit procedures that included, among others, evaluating communications with relevant taxing authorities, evaluating whether management appropriately considered new information that could significantly change the recognition, measurement, or disclosure of these unrecognized tax benefits, and testing the assumptions used by management in estimating the valuation of any associated liability.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2018.

Tysons, Virginia
March 20, 2024

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION CONSOLIDATED STATEMENTS OF INCOME

	Year Ended
	February 2, 2024	February 3, 2023	January 28, 2022
	(in millions, except per share amounts)
Revenues	$7,444	$7,704	$7,394
Cost of revenues	6,572	6,816	6,535
Selling, general and administrative expenses	373	374	344
Acquisition and integration costs	1	13	56
Gain on divestitures, net of transaction costs	(240)	—	(2)
Other operating income	(3)	—	(1)
Operating income	741	501	462
Interest expense, net	120	118	105
Other expense (income), net	1	8	(1)
Income before income taxes	620	375	358
Provision for income taxes	(143)	(72)	(79)
Net income	$477	$303	$279
Net income attributable to non-controlling interest	—	3	2
Net income attributable to common stockholders	$477	$300	$277
Earnings per share:
Basic	$8.98	$5.42	$4.81
Diluted	$8.88	$5.38	$4.77

See accompanying notes to consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended
	February 2, 2024	February 3, 2023	January 28, 2022
	(in millions)
Net income	$477	$303	$279
Other comprehensive (loss) income, net of tax:
Net unrealized (loss) gain on derivative instruments	(7)	56	48
Defined benefit obligation adjustment	1	3	4
Total other comprehensive (loss) income, net of tax	(6)	59	52
Comprehensive income	$471	$362	$331
Comprehensive income attributable to non-controlling interest	—	3	2
Comprehensive income attributable to common stockholders	$471	$359	$329

See accompanying notes to consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION CONSOLIDATED BALANCE SHEETS

	February 2, 2024	February 3, 2023
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$94	$109
Receivables, net	914	936
Inventories, net	3	71
Prepaid expenses	93	58
Other current assets	27	23
Total current assets	1,131	1,197
Goodwill	2,851	2,911
Intangible assets, net	894	1,009
Property, plant, and equipment, net	91	92
Operating lease right of use assets	152	158
Deferred income taxes	—	14
Other assets	195	162
Total assets	$5,314	$5,543
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$567	$624
Accrued payroll and other employee benefits	249	205
Accrued vacation	121	123
Other accrued liabilities	144	143
Long-term debt, current portion	77	31
Total current liabilities	1,158	1,126
Long-term debt, net of current portion	2,022	2,343
Operating lease liabilities	147	152
Deferred income taxes	28	—
Other long-term liabilities	174	218
Commitments and contingencies (Note 18)
Equity:
Common stock, $0.0001 par value, 1 billion shares authorized, 52 million shares and 54 million shares issued and outstanding as of February 2, 2024 and February 3, 2023, respectively	—	—
Additional paid-in capital	337	637
Retained earnings	1,432	1,035
Accumulated other comprehensive income	16	22
Total common stockholders' equity	1,785	1,694
Non-controlling interest	—	10
Total stockholders' equity	1,785	1,704
Total liabilities and stockholders' equity	$5,314	$5,543

See accompanying notes to consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION CONSOLIDATED STATEMENTS OF EQUITY

	Shares of common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Non-controlling interest	Total
	(in millions)
Balance at January 29, 2021	58	$1,004	$627	$(89)	$10	$1,552
Net income	—	—	277	—	2	279
Issuances of stock	1	16	—	—	—	16
Other comprehensive income, net of tax	—	—	—	52	—	52
Dividends of $1.48 per share	—	—	(86)	—	—	(86)
Stock-based compensation, net of shares withheld for taxes(1)	—	32	—	—	—	32
Repurchases of stock	(3)	(214)	—	—	—	(214)
Distributions to non-controlling interest	—	—	—	—	(2)	(2)
Balance at January 28, 2022	56	838	818	(37)	10	1,629
Net income	—	—	300	—	3	303
Issuances of stock	1	17	—	—	—	17
Other comprehensive income, net of tax	—	—	—	59	—	59
Dividends of $1.48 per share	—	—	(83)	—	—	(83)
Stock-based compensation, net of shares withheld for taxes(1)	—	29	—	—	—	29
Repurchases of stock	(3)	(247)	—	—	—	(247)
Distributions to non-controlling interest	—	—	—	—	(3)	(3)
Balance at February 3, 2023	54	637	1,035	22	10	1,704
Net income	—	—	477	—	—	477
Issuances of stock	1	18	—	—	—	18
Other comprehensive loss, net of tax	—	—	—	(6)	—	(6)
Dividends of $1.48 per share	—	—	(80)	—	—	(80)
Stock-based compensation, net of shares withheld for taxes(1)	—	45	—	—	—	45
Repurchases of stock	(3)	(363)	—	—	—	(363)
Deconsolidation of non-controlling interest	—	—	—	—	(10)	(10)
Balance at February 2, 2024	52	$337	$1,432	$16	$—	$1,785

(1)    In fiscal 2024, fiscal 2023 and fiscal 2022, the shares withheld for taxes related to stock-based compensation arrangements amounted to $23 million, $19 million, and $14 million, respectively.

See accompanying notes to consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	February 2, 2024	February 3, 2023	January 28, 2022
	(in millions)
Cash flows from operating activities:
Net income	$477	$303	$279
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	142	157	165
Amortization of off-market customer contracts	(5)	(14)	(33)
Amortization of debt issuance costs	7	9	7
Deferred income taxes	(17)	(17)	59
Stock-based compensation expense	68	48	46
Gain on divestitures	(247)	—	(2)
Impairment of assets	—	4	18
Other	(8)	—	—
Increase (decrease) resulting from changes in operating assets and liabilities, net of the effect of the acquisitions and divestitures:
Receivables	(46)	79	(31)
Inventory, prepaid expenses, and other current assets	(43)	(10)	14
Other assets	(14)	6	(3)
Accounts payable and accrued liabilities	13	(9)	30
Accrued payroll and employee benefits	49	(36)	10
Operating lease assets and liabilities, net	(4)	(3)	5
Other long-term liabilities	24	15	(46)
Net cash provided by operating activities	396	532	518
Cash flows from investing activities:
Expenditures for property, plant, and equipment	(27)	(25)	(36)
Purchases of marketable securities	(8)	(7)	(9)
Sales of marketable securities	6	4	6
Cash paid for acquisitions, net of cash acquired	—	—	(255)
Proceeds from divestitures	356	—	8
Cash divested upon deconsolidation of joint venture	(8)	—	—
Other	(5)	(8)	(6)
Net cash provided by (used in) investing activities	314	(36)	(292)
Cash flows from financing activities:
Dividend payments to stockholders	(79)	(83)	(86)
Principal payments on borrowings	(441)	(990)	(119)
Issuances of stock	17	16	16
Stock repurchased and retired or withheld for taxes on equity awards	(382)	(267)	(226)
Proceeds from borrowings	160	840	116
Debt issuance costs	—	(6)	—
Distributions to non-controlling interest	—	(3)	(2)
Net cash used in financing activities	(725)	(493)	(301)
Net (decrease) increase in cash, cash equivalents and restricted cash	(15)	3	(75)
Cash, cash equivalents and restricted cash at beginning of period	118	115	190
Cash, cash equivalents and restricted cash at end of period	$103	$118	$115

See accompanying notes to consolidated financial statements.
Supplementary cash flow disclosure:
Cash paid for interest	$125	$111	$98
Cash paid for income taxes	$165	$70	$7

Non-cash investing and financing activities:
Increase (decrease) in accrued plan share repurchases	$4	$(2)	$2
Decrease in accrued property, plant, and equipment	$(1)	$(1)	$(2)

See accompanying notes to consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Business Overview and Summary of Significant Accounting Policies:
Overview
Description of Business. Science Applications International Corporation (collectively, with its consolidated subsidiaries, the “Company”) is a leading provider of technical, engineering and enterprise information technology ("IT") services primarily to the U.S. government. The Company integrates emerging technology securely and in real-time into mission critical operations that modernize and enable national imperatives. The Company provides these services for large, complex projects with a targeted emphasis on higher-end, differentiated technology services and solutions that accelerate and transform secure and resilient digital environments through system development, modernization, integration, and sustainment to drive enterprise and mission outcomes.
The Company is organized as a matrix comprised of two customer facing operating sectors supported by the enterprise organizations, including the Innovation Factory. The Company's Innovation Factory develops superior enterprise-class solutions which are delivered to the Company's customers as stand-alone solutions or integrated with and aligned to its product offerings to meet complex customer needs and accelerate digital transformation. The Innovation Factory includes designated teams focused on Artificial Intelligence ("AI"), application development, network services, platforms and cloud, and cyber. It uses a highly automated, cloud-hosted tool set to rapidly build, test and deploy solutions quickly and works with customers to enhance solutions going forward. The Company's operating sectors are aggregated into one reportable segment for financial reporting purposes. See Note 17—Business Segment Information for additional information.
Effective February 3, 2024, the first day of fiscal 2025, the Company completed a business reorganization which replaced its current two operating sectors with five customer facing business groups supported by the enterprise organizations, including the Innovation Factory. The reorganization is designed to enhance management's involvement with customers and advance the Company’s innovation and go-to-market strategy. The new business group leaders will report directly to the Company's Chief Executive Officer ("CEO") who will continue to be the chief operating decision maker ("CODM"). The Company is currently evaluating the impact of the reorganization on its segment reporting.
Principles of Consolidation and Basis of Presentation
References to “financial statements” refer to the consolidated financial statements of the Company, which include the statements of income and comprehensive income, balance sheets, statements of equity and statements of cash flows. These financial statements were prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). All intercompany transactions and account balances within the Company have been eliminated.
Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation. Interest income was reclassified from "Other expense (income), net" to "Interest expense, net" on the consolidated statements of income and gains on divestitures, net of transaction costs were reclassified from "Other operating income" to "Gain on divestitures, net of transaction costs" on the consolidated statements of income. "Deferred income taxes" for the prior year was reclassified from "Other assets" to its own line item on the consolidated balance sheets.
Non-controlling Interest. On February 4, 2023, the Company sold 0.1% of its 50.1% majority ownership interest in Forfeiture Support Associates J.V. ("FSA") to its sole joint venture partner for a nominal amount. As a result of the sale and amendment to the joint venture operating agreement of FSA, the Company no longer controls the joint venture and accounts for its retained interest as an equity method investment as of the date of the transaction. Prior to February 4, 2023, the Company held a 50.1% majority interest in FSA. For fiscal 2023 and 2022, the results of operations of FSA were included in the Company's consolidated statements of income and comprehensive income and statements of cash flows. As of February 3, 2023, the non-controlling interest reported on the consolidated balance sheet represents the portion of FSA’s equity that is attributable to the non-controlling interest.
Use of Estimates
The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
Reporting Periods
The Company utilizes a 52/53 week fiscal year ending on the Friday closest to January 31, with fiscal quarters typically consisting of 13 weeks. Fiscal 2024 began on February 4, 2023 and ended on February 2, 2024, fiscal 2023 began on January 29, 2022 and ended on February 3, 2023, and fiscal 2022 began on January 30, 2021 and ended on January 28, 2022. Fiscal 2024 consisted of 52 weeks, while fiscal 2023 and 2022 consisted of 53 weeks and 52 weeks, respectively.
Revenue Recognition
The Company provides technical, engineering and enterprise IT services under long-term service arrangements primarily with the U.S. government, including subcontracts with other contractors engaged in work for the U.S. government. The Company also serves a number of state and local governments, foreign governments and U.S. commercial customers.
The Company provides services under various contract types, including fixed price contracts such as firm-fixed price ("FFP"), time-and-materials ("T&M") contracts including fixed-price-level-of-effort contracts, and cost reimbursement contracts such as cost-plus-fixed-fee, cost-plus-award-fee and cost-plus-incentive-fee contracts. The Company's service arrangements typically involve an annual base period of performance followed by renewal option periods that upon exercise are generally accounted for as separate contracts.
To determine the proper revenue recognition, the Company first evaluates whether there is a duly approved and enforceable contract with a customer, in which rights of parties and payment terms are identified and collectability is probable. The Company also evaluates whether two or more contracts should be combined and accounted for as a single contract and whether modifications to existing contracts should be accounted for as part of the original contract or as a separate contract. Contract modifications that create new enforceable rights and obligations are accounted for prospectively. Contract modifications that do not add distinct goods or services are accounted for through cumulative catch-up adjustments. Contract modifications that add distinct goods or services and increase the contract value by an amount that reflects the standalone selling price are accounted for as separate contracts.
The Company recognizes revenue when, or as, performance obligations under a contract are satisfied. A performance obligation is the unit of account for revenue recognition and refers to a promise in a contract to transfer a distinct service or good to the customer. The majority of the Company’s contracts contain a single performance obligation involving a significant integration of various activities that are performed together to deliver a combined service or solution. Performance obligations may be satisfied over time or at a point in time, but the majority of the Company’s performance obligations are satisfied over time. The Company selects the appropriate measure of progress for revenue recognition based on the nature of the performance obligation, contract type and other pertinent contract terms.
Performance obligations satisfied over time may involve a series of recurring services, such as network operations and maintenance, operation and program support services, IT outsourcing services, and other IT arrangements where the Company is standing ready to provide support, when-and-if needed. Such performance obligations are satisfied over time because the customer simultaneously receives and consumes the benefits of the Company's performance as services are provided. Alternatively, performance obligations satisfied over time may involve the completion of a contract deliverable. Examples include systems integration, network engineering, network design, and engineering and build services. Deliverable-based performance obligations are satisfied over time when the Company’s performance creates or enhances an asset that is controlled by the customer, or when the Company’s performance creates an asset that is customized to the customer’s specifications and the Company has a right to payment, including a reasonable profit margin, for work performed to date.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For series-services performance obligations, the Company measures progress using either a cost input measure (cost-to-cost), a time-elapsed output measure, or the as-invoiced practical expedient. A cost input measure or the as-invoiced practical expedient typically is applied to the Company’s cost-reimbursable contracts. Revenue is recognized based on the ratio of costs incurred to total estimated costs at completion. Award or incentive fees are allocated to the distinct periods to which they relate. For fixed-price contracts, a time-elapsed output measure is applied to fixed consideration, such that revenue is recognized ratably over the period of performance. Where fixed-price contracts also provide for reimbursement of certain costs, such as travel or other direct costs, consideration may be attributed only to a distinct subset of time within the performance period. The Company’s time-and-material and fixed price-level of effort contracts generally qualify for the as-invoiced practical expedient. Revenue on these contracts is recognized in the amount to which the Company has a contractual right to invoice.
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
For performance obligations in which the Company does not transfer control over time, the Company recognizes revenue at the point-in-time when the customer obtains control of the related asset, usually at the time of shipment or upon delivery. The Company accrues for shipping and handling costs occurring after the point-in-time control transfers to the customer.
Recognizing revenue on long-term contracts involves significant estimates and judgments. The transaction price is the estimated amount of consideration the Company expects to receive for performance under the Company's contracts. Contract terms may include variable consideration, such as reimbursable costs, award and incentive fees, usage-based fees, service-level penalties, performance bonuses, or other provisions that can either increase or decrease the transaction price. Variable amounts are generally determined upon the Company's achievement of certain performance metrics, program milestones or cost targets and may be based upon customer discretion. When making estimates, the Company considers the customer, contract terms, the complexity of the work and related risks, the extent of customer discretion, historical experience and the potential of a significant reversal of revenue. The Company includes variable consideration in the transaction price only to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved.
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

A significant portion of the Company's contracts recognize revenue on performance obligations using a cost input measure (cost-to-cost), which requires estimates of total costs at completion. Estimating costs at completion is complex due to the nature of the services being performed and the length of certain contracts. Contract costs generally include direct costs, such as labor, subcontract costs and materials, and indirect costs identifiable with or allocable to a specific contract. Management must make assumptions regarding the complexity of the work to be performed, the schedule and associated tasks, labor productivity and availability, increases in wages and prices of materials, execution by the Company's subcontractors, overhead cost rates, and other variables. For contracts using a cost input measure, when total expected contract costs exceed total estimated contract revenues, the Company recognizes the total estimated loss in the quarter identified. Total estimated losses are inclusive of any unexercised options that are probable of award, only if they increase the amount of the loss. Contract costs incurred for U.S. government contracts, including indirect costs, are subject to audit and adjustment by the Defense Contract Audit Agency ("DCAA").
Contract Balances
The timing of revenue recognition may differ from the timing of billing and cash receipts from customers. Amounts are invoiced as work progresses, typically biweekly or monthly in arrears, or upon achievement of contractual milestones. The Company records a contract asset when revenue is recognized prior to invoicing, or a contract liability when cash is received in advance of recognizing revenue. A contract asset is a right to consideration that is conditional upon factors other than the passage of time. Contract assets include unbillable receivables and contract retentions, but exclude billed and billable receivables. Billed and billable receivables are rights to consideration, which are unconditional other than to the passage of time. Contract liabilities include customer advances, billings in excess of revenues and deferred revenue. Contract assets and liabilities are recorded net on a contract-by-contract basis and are generally classified as current based on the Company's contract operating cycle. Deferred revenue attributable to long-term contract material renewal options may be classified as non-current when the option renewal period will not occur within one year of the balance sheet date.
Deferred Costs
Certain eligible costs, such as costs to obtain and costs to fulfill the Company's service contracts, are capitalized when the costs relate directly to the contract, are expected to be recovered, and generate or enhance resources to be used in satisfying the performance obligation. These costs primarily consist of commissions, transition and set-up costs. Capitalized costs to obtain and fulfill a contract are amortized on a straight-line basis over the expected period of benefit, which generally includes the contract base period and anticipated renewals.
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

Pre-contract costs are deferred when eligible costs are incurred prior to the start of a contract and it is probable the costs will be recovered upon contract issuance. Pre-contract costs are expensed when the contract is executed.

Prepaid contract costs may be incurred for certain customer contracts to secure the use of assets or the receipt of services at a future date or over a period of time. For contracts using the as-invoiced practical expedient or a time-elapsed revenue recognition measure, prepaid contract costs are amortized on a straight-line basis over the expected period of benefit.
Costs Allocated to Contracts
The Company classifies indirect costs as overhead (included in cost of revenues) or general and administrative expenses in the same manner as such costs are defined in the Company’s Disclosure Statements under U.S. government Cost Accounting Standards ("CAS").

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Stock-based Compensation
The Company issues stock-based awards as compensation to employees and directors. Stock-based awards include stock options, vesting stock awards and performance share awards. These awards are accounted for as equity awards. The Company recognizes stock-based compensation expense, net of estimated forfeitures, on a straight-line basis over the underlying award’s requisite service period, as measured using the award’s grant date fair value. For performance share awards, the Company reassesses the probability of achieving the performance conditions at each reporting period end and adjusts compensation expense based on the number of shares the Company expects to ultimately vest. Under the Company's stock-based compensation arrangements, upon vesting, shares are often withheld from the award for the purposes of satisfying statutory withholding tax obligations.
Income Taxes
The Company accounts for income taxes under the asset and liability method of accounting, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. Under this method, changes in tax rates and laws are recognized in income in the period such changes are enacted. The provision for federal, state, local and foreign income taxes is calculated on income before income taxes based on current tax law and includes the cumulative effect of any changes in tax rates from those used previously in determining deferred tax assets and liabilities. Such provision differs from the amounts currently payable because certain items of income and expense are recognized in different reporting periods for financial reporting purposes than for income tax purposes.
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
The Company has also recognized liabilities for uncertainty in income taxes when it is more likely than not that a tax position will not be sustained on examination and settlement with various taxing authorities. The Company records the largest amount of benefit that is more likely than not to be realized when the tax position is settled. To the extent the Company prevail in matters for which accruals have been established or are required to pay amounts in excess of reserves, the Company's effective tax rate in a given financial period may be materially impacted.
Deferred tax assets and liabilities are netted by taxable jurisdiction and classified as noncurrent on the consolidated balance sheets.
Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents are comprised of cash in banks and highly liquid instruments, which primarily consist of bank deposits and investments in institutional money market funds. The Company includes outstanding payments within "Cash and cash equivalents" and "Accounts payable" on the consolidated balance sheets and as of February 2, 2024 and February 3, 2023 these amounts were $26 million and $49 million, respectively. The Company does not invest in high yield or high risk securities. The cash in bank accounts at times may exceed federally insured limits.
Restricted cash includes cash amounts held that are contractually restricted from use in operations, but are subject to future claims of creditors. The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the consolidated balance sheets for the periods presented:

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	February 2, 2024	February 3, 2023
	(in millions)
Cash and cash equivalents	$94	$109
Restricted cash included in other current assets	4	5
Restricted cash included in other assets	5	4
Cash, cash equivalents and restricted cash	$103	$118
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
Unbilled receivables, substantially all of which are expected to be billed and collected within one year, are stated at their estimated realizable value and consist of costs and fees billable on contract completion or the occurrence of a specified event, other than the passage of time. Legal title to the related accumulated costs of contracts in progress generally vests with the U.S. government on the Company’s receipt of progress payments. Progress payments received of $90 million and $42 million offset unbilled receivables as of February 2, 2024 and February 3, 2023, respectively. Contract retentions are billed when contract conditions have been met and may relate to uncompleted indirect cost negotiations with the U.S. government. Based on historical experience, the majority of retention balances are expected to be collected beyond one year. Retention is presented in "Other assets" on the consolidated balance sheets, see Note 3—Revenues. Write-offs of retention balances have not been significant.
Receivable balances are written-off in the period during which management determines they are uncollectable, and, at that time, such balances are removed from billed receivables and, if previously reserved, from the allowance.
Inventories
Inventory is substantially comprised of finished goods and is valued at the lower of cost or net realizable value, generally using the average cost method. The Company evaluates current inventory against historical and planned usage to estimate the appropriate provision for obsolete inventory.
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
Acquisition and Integration Costs
Acquisition-related costs that are not part of the purchase price consideration are generally expensed as incurred, except for certain costs that are deferred in connection with the issuance of debt. These costs typically include transaction-related costs, such as finder’s fees, legal, accounting and other professional costs. Integration-related costs represent costs directly related to combining the Company and its acquired businesses. Integration-related costs typically include strategic consulting services, facility consolidation, employee related costs, such as retention and severance, costs to integrate information technology infrastructure, enterprise planning systems, processes,

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

and other non-recurring integration-related costs. Acquisition and integration costs are presented together as "Acquisition and integration costs" on the consolidated statements of income.
The amounts recognized in "Acquisition and integration costs" on the consolidated statements of income are as follows:

	Year Ended
	February 2, 2024	February 3, 2023	January 28, 2022
	(in millions)
Acquisition(1)	$—	$(2)	$3
Integration(2)	1	15	53
Total acquisition and integration costs	$1	$13	$56
(1)    Acquisition costs in fiscal 2023 reflect adjustments to the fair value of the Koverse earnout liability. Acquisition costs recognized for fiscal 2022 were related to the acquisitions of Halfaker and Associates, LLC ("Halfaker") and Koverse. See Note 4—Acquisitions for additional information.
(2)    Integration costs include $17 million for the impairment of assets for fiscal 2022. See Note 6—Restructuring and Impairment for additional information.
Restructuring Costs
The Company periodically initiates restructuring activities to support business strategies, realign resources, and enhance its operational efficiency. Restructuring costs may include severance and other employee related termination costs, costs associated with consolidating or closing facilities and consulting costs.
One-time involuntary employee termination benefits are recognized as a liability and measured at fair value when the plan of termination has been communicated to employees and certain other criteria are met. Ongoing employee termination benefit arrangements are recognized as a liability and measured at fair value when it is probable that amounts will be paid and such amounts are reasonably estimable. Other employee related termination costs include the impact of accelerated stock compensation expense for terminated employees that have a reduction in the requisite service period for their stock-based awards.
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
The Company recognizes a right of use ("ROU") asset and a lease liability upon the commencement of its operating leases. The initial lease liability is equal to the future fixed minimum lease payments discounted using the Company’s incremental borrowing rate on a secured basis. The lease term includes option renewal periods and early termination payments when it is reasonably certain that the Company will exercise those rights. The initial measurement of the ROU asset is equal to the initial lease liability plus any initial direct costs and prepayments, less any lease incentives.
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
The Company leases IT equipment and hardware to its customers. All of the Company’s lessor arrangements are operating leases. Operating lease income is recognized on a straight-line basis over the term of the lease and is

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

presented in "Revenues" on the consolidated statements of income.
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
The goodwill impairment test is performed at the reporting unit level. In the Company’s qualitative assessment, an evaluation is performed to determine whether it is more likely than not that an impairment exists based on qualitative factors. Qualitative factors include macroeconomic, industry and market conditions, cost factors, overall financial performance, relevant entity-specific events, factors affecting the reporting unit, and share price.
The Company may additionally perform a quantitative assessment in which the fair value of the Company’s reporting units are determined using either a market approach, income approach, or a combination of both, which involves the use of estimates and assumptions, including projected future operating results and cash flows, the cost of capital, and financial measures derived from observable market data of comparable public companies. The Company estimates and compares the fair value of each reporting unit to its respective carrying value including goodwill. If the fair value is less than the carrying value, the amount of impairment expense is equal to the difference between the reporting unit’s fair value and the reporting unit’s carrying value.
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
Property, Plant, and Equipment
Property, plant, and equipment are carried at cost net of accumulated depreciation and amortization. Purchases of property, plant, and equipment, as well as costs associated with major renewals and betterments, are capitalized. Maintenance, repairs and minor renewals and betterments are expensed as incurred. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed and any resulting gain or loss is recognized. See Note 8—Property, Plant, and Equipment for depreciation and amortization methods and estimated useful lives by major asset class.
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
Non-financial assets acquired and liabilities assumed in a business combination were measured at fair value using income, market and cost valuation methodologies. See Note 4—Acquisitions for additional information. The fair value measurements were estimated using significant inputs that are not observable in the market and thus represent a Level 3 measurement.
Marketable Securities
Investments in marketable securities consist of equity securities, which are recorded at fair value using observable inputs such as quoted prices in active markets (Level 1). As of February 2, 2024 and February 3, 2023, the fair value of the Company's investments totaled $32 million and $28 million, respectively, and are included in "Other assets" on the consolidated balance sheets. The Company's investments are primarily held in a custodial account, which includes investments to fund its deferred compensation plan liabilities.
Derivative Instruments Designated as Cash Flow Hedges
Derivative instruments are recorded on the consolidated balance sheets at fair value. Unrealized gains and losses on derivatives designated as cash flow hedges are reported in other comprehensive income (loss) and reclassified to earnings in a manner that matches the timing of the earnings impact of the hedged transactions. Settlement amounts related to derivatives designated as cash flow hedges are presented within operating activities on the consolidated statement of cash flows.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company’s fixed interest rate swaps are considered over-the-counter derivatives, and their fair value is calculated using a standard pricing model for interest rate swaps with contractual terms for maturities, amortization and interest rates. Level 2, or market observable inputs (such as yield and credit curves), are used within the standard pricing models in order to determine fair value. The fair value is an estimate of the amount that the Company would pay or receive as of a measurement date if the agreements were transferred to a third party. See Note 13—Derivative Instruments Designated as Cash Flow Hedges for further discussion on the Company’s derivative instruments designated as cash flow hedges.
Operating Cycle
The Company’s operating cycle may be greater than one year and is measured by the average time intervening between the inception and the completion of contracts.
Research and Development
The Company conducts research and development activities under customer-funded contracts and with company-funded independent research and development ("IR&D") funds. IR&D efforts consist of projects involving basic research, applied research, development, and systems and other concept formulation studies. Company-funded IR&D expense is included in selling, general and administrative expenses ("SG&A") and was $4 million, $1 million and $4 million in fiscal 2024, 2023 and 2022, respectively. Customer-funded research and development activities performed under customer contracts are charged directly to cost of revenues for those particular contracts.
Investments in Equity Securities
The Company invests in certain companies that advance or develop new technologies applicable to its business. The Company also occasionally forms joint ventures as a part of its investment strategy for the purpose of bidding and executing on specific projects. Each investment is evaluated for consolidation under the variable interest entities ("VIEs") model and/or the voting interest model. The results of these investments are not material to the consolidated financial statements for the periods presented.
The Company applies the equity method of accounting to its unconsolidated investments when it has the ability to exercise significant influence over the entity and recognizes its proportionate share of the entities’ net income or loss within "Other operating income" on the consolidated statements of income. Equity investments in entities over which the Company does not have the ability to exercise significant influence and whose securities do not have a readily determinable fair value are carried at cost or cost net of other-than-temporary impairments.
Accounting Standards Updates
In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The standard includes amendments that enhance annual income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The standard is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments can be applied on a prospective or retrospective basis. The Company plans to adopt this standard in fiscal 2026 and is currently evaluating the impact of adoption of this standard on its consolidated financial statements and related disclosures.
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. Amongst other amendments, the standard requires annual and interim disclosures of significant segment expenses that are regularly provided to the CODM, and interim disclosures about a reportable segment’s profit or loss and assets that are currently required annually. This standard does not change how an entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. The standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company plans to adopt the annual disclosure in fiscal 2025 and the interim disclosure in fiscal 2026 and is currently evaluating the impact of adoption of this standard on its consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In September 2022, the FASB issued ASU No. 2022-04, Liabilities—Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations, which requires annual and interim disclosures for entities that use supplier finance programs in connection with the purchase of goods and services. The new standard does not affect the recognition, measurement or financial statement presentation of supplier finance program obligations. These amendments are effective for fiscal years beginning after December 15, 2022, except for the requirement to provide rollforward information, which is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted. The Company adopted the requirements of ASU 2022-04 effective the first day of fiscal 2024.
The Company maintains a supplier finance program through a financial institution in which participating suppliers, at their sole discretion, may enroll with the financial institution to finance at a discounted price one or more payment obligations of the Company prior to their scheduled due dates. Payment obligations outstanding under the Company’s supplier finance program are presented within "Accounts payable" on the consolidated balance sheets and were immaterial as of February 2, 2024. During the twelve months ended February 2, 2024, total payment obligations financed and financed obligations paid under the Company’s supplier finance program were immaterial.
Note 2—Earnings Per Share, Share Repurchases and Dividends:
Earnings Per Share ("EPS")
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
The following table provides a reconciliation of the weighted-average number of shares outstanding used to compute basic and diluted EPS for the periods presented:

	Year Ended
	February 2, 2024	February 3, 2023	January 28, 2022
	(in millions)
Basic weighted-average number of shares outstanding	53.1	55.3	57.6
Dilutive common share equivalents - stock options and other stock-based awards	0.6	0.5	0.5
Diluted weighted-average number of shares outstanding	53.7	55.8	58.1
Antidilutive stock awards excluded from the weighted-average number of shares outstanding used to compute diluted EPS for fiscal 2024, 2023, and 2022 were immaterial.
Share Repurchases
The Company may repurchase shares in accordance with established repurchase plans. The Company retires its common stock upon repurchase with the excess over par value allocated to additional paid-in capital. The Company has not made any material purchases of common stock other than in connection with established share repurchase plans. In June 2022, the number of shares of the Company's common stock that may be repurchased under the Company's existing repurchase plan was increased by 8.0 million shares, bringing the total authorized shares to be repurchased under the plan to approximately 24.4 million shares. As of February 2, 2024, the Company has repurchased approximately 20.3 million shares of its common stock under the plan.
Dividends
The Company declared and paid quarterly dividends of $0.37 per share every quarter for the years presented. Total dividends declared and paid were $1.48 per share during fiscal 2024, 2023 and 2022.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 3—Revenues:
Changes in Estimates on Contracts
Aggregate net changes in estimates on contracts accounted for using the cost-to-cost method of accounting were recognized in operating income as follows:

	Year Ended
	February 2, 2024	February 3, 2023	January 28, 2022
	(in millions, except per share amounts)
Favorable adjustments	$32	$40	$40
Unfavorable adjustments	(32)	(36)	(27)
Net favorable adjustments	—	4	13
Income tax effect	—	(1)	(3)
Net favorable adjustments, after tax	—	3	10
Basic EPS impact	$—	$0.05	$0.17
Diluted EPS impact	$—	$0.05	$0.17
Revenues were $2 million, $7 million and $21 million higher for fiscal 2024, 2023 and 2022, respectively, due to net revenue recognized from performance obligations satisfied in prior periods.
Disaggregation of Revenues
The Company's revenues are generated primarily from long-term contracts with the U.S. government including subcontracts with other contractors engaged in work for the U.S. government. The Company disaggregates revenues by customer, contract type and prime versus subcontractor to the federal government.
Disaggregated revenues by customer were as follows:

	Year Ended
	February 2, 2024	February 3, 2023	January 28, 2022
	(in millions)
Department of Defense	$3,840	$3,806	$3,578
Other federal government agencies	3,450	3,750	3,671
Commercial, state and local governments and international	154	148	145
Total	$7,444	$7,704	$7,394
Disaggregated revenues by contract type were as follows:

	Year Ended
	February 2, 2024	February 3, 2023	January 28, 2022
	(in millions)
Cost reimbursement	$4,527	$4,282	$4,020
Time and materials ("T&M")	1,463	1,464	1,473
Firm-fixed price ("FFP")	1,454	1,958	1,901
Total	$7,444	$7,704	$7,394

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Disaggregated revenues by prime versus subcontractor were as follows:

	Year Ended
	February 2, 2024	February 3, 2023	January 28, 2022
	(in millions)
Prime contractor to federal government	$6,722	$6,996	$6,683
Subcontractor to federal government	568	560	566
Other	154	148	145
Total	$7,444	$7,704	$7,394
Contract Balances
Contract balances for the periods presented were as follows:

	Balance Sheet line item	February 2, 2024	February 3, 2023
		(in millions)
Billed and billable receivables, net(1)	Receivables, net	$555	$572
Contract assets - unbillable receivables	Receivables, net	359	364
Contract assets - contract retentions	Other assets	14	15
Contract liabilities - current	Other accrued liabilities	53	48
Contract liabilities - non-current	Other long-term liabilities	$2	$4
(1)    Net of allowance of $3 million and $4 million as of February 2, 2024 and February 3, 2023, respectively.
The changes in the Company's contract assets and contract liabilities during the current period primarily result from timing differences between the Company's performance, invoicing and customer payments. During fiscal 2024 and 2023, the Company recognized revenues of $40 million and $46 million relating to amounts that were included in the opening balance of contract liabilities as of February 3, 2023 and January 28, 2022, respectively.
Deferred Costs
Deferred costs for the periods presented were as follows:

	Balance Sheet line item	February 2, 2024	February 3, 2023
		(in millions)
Pre-contract costs	Other current assets	$9	$7
Prepaid contract costs	Prepaid expenses	19	10
Fulfillment costs	Other assets	7	11
Costs to obtain	Other assets	$6	$5
Pre-contract costs of $9 million and $6 million were expensed during fiscal 2024 and 2023, respectively. Prepaid contract costs of $46 million and $40 million were amortized during fiscal 2024 and 2023, respectively. Fulfillment costs of $5 million were amortized during fiscal 2024 and 2023. Costs to obtain of $1 million were amortized during fiscal 2024 and 2023.
Remaining Performance Obligations
Remaining performance obligations ("RPO") represent the transaction price of exercised contracts (both funded and unfunded) less inception to date revenue recognized. RPO does not include unexercised option periods and future task orders expected to be awarded under IDIQ contracts. As of February 2, 2024, the Company had approximately $5.5 billion of remaining performance obligations. The Company expects to recognize revenue on approximately 79% of the remaining performance obligations over the next 12 months and approximately 92% over the next 24 months, with the remaining recognized thereafter.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 4—Acquisitions:
Halfaker
On July 2, 2021, the Company completed the acquisition of Halfaker, a mission focused, pure-play health IT company for a purchase price of $228 million, net of $3 million cash acquired. The Company funded the transaction from increased borrowings (as discussed in Note 12—Debt Obligations) and cash on hand. During fiscal 2023, the Company made fair value adjustments decreasing goodwill and increasing customer relationships intangible assets by $2 million. The Company has completed the determination of fair values of the acquired assets and liabilities assumed. The allocation of the purchase price resulted in goodwill of $104 million and intangible assets of $114 million, both of which are deductible for income tax purposes. The recognized goodwill is primarily associated with future customer relationships and an acquired assembled work force. The intangible assets consist of customer relationships of $97 million and backlog of $17 million and are being amortized beginning on July 2, 2021 over a period of nine years and one year, respectively. The Company made additional cash payments of $21 million in March 2022 associated with certain change in control provisions that are recognized as post-combination expense.
Koverse
On May 3, 2021, the Company acquired Koverse, a software company that provides a data management platform enabling artificial intelligence and machine learning on complex sensitive data, for a purchase price of $30 million, net of $2 million cash acquired. The purchase price included $3 million of contingent consideration, representing the acquisition date fair value recognized for up to $27 million gross of potential future earnout payments based on the achievement of certain revenue targets over the next four years. The Company has completed the allocation of the purchase price which resulted in goodwill of $21 million and intangible assets of $10 million, both of which are not deductible for income tax purposes. The goodwill is primarily associated with intellectual capital, future customer relationships, and an acquired assembled work force. The intangible assets, which primarily consist of developed technology, are being amortized over a weighted average period of seven years. As of February 2, 2024, the Company has recognized $13 million of post-combination compensation expense associated with employee retention agreements.
Note 5—Divestitures:
FSA Amendment
On February 4, 2023, the Company sold 0.1% of its 50.1% majority ownership interest in FSA to its sole joint venture partner for a nominal amount. In conjunction with the sale, the Company remeasured its retained investment in FSA to a fair value of $14 million. As a result of the sale and amendment to the joint venture operating agreement of FSA, the Company no longer controls the joint venture and accounts for its retained interest as an equity method investment as of the date of the transaction.
The equity method investment is included within "Other assets" on the consolidated balance sheets. The remeasurement resulted in a gain of $7 million which is included within "Gain on divestitures, net of transaction costs" on the consolidated statements of income and is reflected within "Gain on divestitures" on the consolidated statements of cash flows. The Company estimated the fair value of its retained investment in FSA based on Level 3 inputs of the fair value hierarchy. The Company used the income approach which involves the use of estimates and assumptions, including revenue growth rates, projected operating margins, discount rates and terminal growth rates.
Sale of Logistics and Supply Chain Management Business
On May 6, 2023, the Company closed the sale of its logistics and supply chain management business ("Supply Chain Business") to ASRC Federal Holding Company, LLC ("ASRC Federal") for $356 million in cash. The sale enables the Company to focus its resources on long-term strategic growth areas. The Company recorded a pre-tax gain of $233 million, net of $7 million of transaction costs, which is included within "Gain on divestitures, net of transaction costs" on the consolidated statements of income in fiscal 2024.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The disposition does not represent a strategic shift in operations that will have a material effect on the Company's operations and financial results, and accordingly has not been presented as discontinued operations.
The major classes of assets and liabilities divested were as follows:

(in millions)
Assets:
Receivables, net	$46
Inventories, net	72
Prepaid expenses	1
Goodwill	60
Operating lease ROU assets	2
Total assets divested	$181
Liabilities:
Accounts payable	$62
Accrued payroll and employee benefits	1
Other accrued liabilities	1
Operating lease liabilities	1
Total liabilities divested	$65
In connection with the sale of the Supply Chain Business, the Company and ASRC Federal entered into certain transition services agreements pursuant to which the Company will provide certain services to ASRC Federal through approximately the first quarter of fiscal 2025 on a cost reimbursable basis. The transition services include certain IT, finance and other services necessary to support the transition of the sale.
Note 6—Restructuring and Impairment:
Restructuring and impairment costs recognized were as follows:

		Year Ended
	Statements of Income line item	February 2, 2024	February 3, 2023	January 28, 2022
		(in millions)
2024 Restructuring:
Severance and other employee costs	SG&A	$10	$—	$—
Other associated costs	SG&A	13	—	—
2023 Restructuring:
Severance and other employee costs	SG&A and Cost of revenues	—	6	—
Other associated costs	SG&A	—	14	—
2022 Restructuring:
Other associated costs	SG&A	—	—	1
Total restructuring costs		23	20	1
Impairment of assets	SG&A	—	4	1
Impairment of assets	Acquisition and integration costs	—	—	17
Total impairment of assets		—	4	18
Total restructuring costs and impairment		$23	$24	$19
In fiscal 2024, the Company initiated restructuring activities associated with the reorganization of its business sectors into business groups and the optimization and consolidation of certain facilities (collectively, the “2024 Restructuring”). As part of the 2024 Restructuring, the Company incurred severance and other employee costs,

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

consulting costs and costs related to the consolidation and exit of certain facilities. Other employee costs include the impact of accelerated stock compensation expense for terminated employees. The 2024 Restructuring activities are expected to be completed in fiscal 2025. During fiscal 2024, cash paid for consulting costs was $1 million. The remaining liability for consulting costs ($2 million) and severance will be paid in fiscal 2025.
In fiscal 2023, the Company initiated restructuring activities (the "2023 Restructuring") associated with the optimization of business processes and incurred consulting costs, severance and other employee costs, and other costs related to the consolidation of certain facilities. The Company completed the 2023 Restructuring activities in fiscal 2024. During fiscal 2024 and 2023, cash paid for consulting costs was $2 million and $5 million, respectively, and there was no remaining liability for the 2023 Restructuring as of February 2, 2024.
In fiscal 2022, the Company initiated and completed restructuring activities (the “2022 Restructuring”) associated with the optimization and consolidation of certain facilities. The 2022 Restructuring included total restructuring costs of $1 million which were fully paid as of January 28, 2022.
During fiscal 2024, the Company's impairment charges for certain assets associated with exited facilities were immaterial. During fiscal 2023 and 2022, the Company recognized impairment charges for certain assets associated with exited facilities of $4 million and $18 million, respectively.
Note 7—Goodwill and Intangible Assets
Goodwill
Goodwill had a carrying value of $2,851 million and $2,911 million as of February 2, 2024 and February 3, 2023, respectively. Goodwill decreased $60 million compared to February 3, 2023 due to the sale of the Supply Chain Business (see Note 5—Divestitures).There were no impairments of goodwill during the periods presented.
Intangible Assets
Intangible assets, all of which were finite-lived, consisted of the following:

	February 2, 2024			February 3, 2023
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
	(in millions)
Customer relationships	$1,462	$(574)	$888	$1,467	$(466)	$1,001
Developed technology	10	(4)	6	10	(2)	8
Trade name	1	(1)	—	1	(1)	—
Total intangible assets	$1,473	$(579)	$894	$1,478	$(469)	$1,009
Amortization expense related to intangible assets was $115 million, $125 million and $128 million for fiscal 2024, 2023 and 2022, respectively. There were no impairments of intangible assets during the periods presented. Intangible assets with a gross carrying value of $5 million became fully amortized during fiscal 2024 and are no longer reflected in the gross carrying value and accumulated amortization as of February 2, 2024.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of February 2, 2024, the estimated future annual amortization expense related to intangible assets is as follows:

Fiscal Year	(in millions)
2025	$115
2026	115
2027	115
2028	98
2029	97
Thereafter	354
Total	$894
Actual amortization expense in future periods could differ from these estimates as a result of future acquisitions, divestitures, impairments and other factors.
Note 8—Property, Plant, and Equipment:
Property, plant, and equipment, depreciation and amortization methods, and estimated useful lives by major asset class were as follows:

	Depreciation or amortization method	Estimated useful lives (in years)	February 2, 2024	February 3, 2023
			(in millions)
Computer equipment	Straight-line or declining balance	3-10	$92	$92
Capitalized software and software licenses	Straight-line or declining balance	6	47	47
Leasehold improvements	Straight-line	Shorter of lease term or 12	104	109
Office furniture and fixtures	Straight-line or declining balance	4-10	14	19
Buildings and improvements	Straight-line	40	7	7
Construction in process			10	11
Land			1	1
Property, plant, and equipment			275	286
Accumulated depreciation and amortization			(184)	(194)
Property, plant, and equipment, net			$91	$92
Depreciation and amortization expense for property, plant, and equipment was $26 million, $32 million and $37 million in fiscal 2024, 2023 and 2022, respectively. The change in accumulated depreciation and amortization from fiscal 2023 to fiscal 2024 is primarily due to write offs of fully depreciated assets and divestitures, partially offset by capital expenditures during the year.
Note 9—Stock-Based Compensation:
Plan Summaries
As of February 2, 2024, the Company had stock-based compensation awards outstanding under the following plans: “2023 Equity Incentive Plan” ("2023 EIP"), “2013 Equity Incentive Plan” ("2013 EIP"), “Management Stock Compensation Plan”, and the “Amended and Restated 2013 Employee Stock Purchase Plan” ("ESPP") which are herein referred to together as the “Plans.” The Company issues new shares on the vesting of stock awards or exercise of stock options under these Plans. During fiscal year 2024, the Company terminated the Third Amended and Restated 2012 Long Term Performance Plan ("LTPP") and deregistered all remaining unissued shares thereunder.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

On June 7, 2023, the Company’s stockholders approved the 2023 EIP. The 2023 EIP authorized 2.2 million new shares of the Company’s common stock, par value $0.0001 per share, to be issued as various types of stock-based compensation and cash awards. Awards previously issued and outstanding under the 2013 EIP will continue to remain outstanding and be subject to the terms of the 2013 EIP. After June 7, 2023, no new awards may be issued under the 2013 EIP and any awards that subsequently expire, are forfeited or canceled, are settled in cash, or are used to cover recipient tax obligations, will become available for issuance under the 2023 Plan. As of February 2, 2024, the total authorized shares of common stock for issuance under the 2023 EIP is 2.2 million.
The 2023 EIP and 2013 EIP both provide the Company’s employees and directors the opportunity to receive various types of stock-based compensation and cash awards. The terms of the stock-based awards granted to employees and directors are the same, except that those for directors cliff vest within one year of the grant date. As of February 2, 2024, the Company has unvested stock and performance share awards under the 2023 EIP and 2013 EIP and outstanding stock options under the 2013 EIP. Vesting stock awards granted in fiscal 2020 and thereafter generally vest equally over three years, while vesting stock awards granted prior to fiscal 2020 generally vest equally over four years. Stock options generally become exercisable evenly over three years. The maximum contractual term for stock options is ten years, but historically the Company has granted stock options with a seven-year contractual term. The requisite service period for stock-based awards is accelerated for employees meeting certain retirement eligibility conditions. Certain officers are eligible for continued vesting of previously granted awards upon termination of employment or voluntary retirement, subject to the conditions set forth in the Company’s Executive Severance, Change in Control and Retirement Policy effective July 1, 2020. Stock-based awards generally provide for accelerated vesting if there is a change in control (as defined in the 2023 EIP and 2013 EIP, as applicable). Vesting stock awards and performance share awards have forfeitable rights to dividends.
Performance shares are rights to receive shares of the Company’s stock upon satisfaction of certain requirements. Performance-based stock awards granted prior to fiscal 2022 include service and performance conditions. Performance-based stock awards granted in fiscal 2022 and thereafter also include market conditions. For performance-based stock awards granted prior to fiscal 2023, the performance metrics are based on annual operating cash flows and a three year cumulative measure of earnings. For performance-based stock awards granted in fiscal 2023 and 2024, the performance metrics are based on three year cumulative operating cash flows and a three year cumulative measure of earnings. The market conditions for awards granted in fiscal 2022 and thereafter are based on the Company's total shareholder return over the three year performance period as compared to the total shareholder return for a specified group of companies over the same period. These awards cliff vest at the end of the third fiscal year following the grant date, subject to meeting the minimum service requirements and the achievement of the Company’s performance metrics and market conditions, with the number of shares ultimately issued, if any, ranging up to 200% of the specified target shares. If performance is below a minimum threshold level of performance, no shares will be issued.
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
On June 7, 2023, the Company’s stockholders approved an amended and restated ESPP which limits the total number of shares reserved for issuance to 2.0 million and extends the plan’s expiration date from September 26, 2023 to the earlier of its termination by the Board of Directors or the issuance of all shares available for issuance thereunder. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount of up to 15% of the fair market value on the date of purchase. During the three fiscal years ended February 2, 2024, the ESPP discount was 5% of the fair market value on the date of purchase, thereby resulting in the ESPP being non-compensatory. As of February 2, 2024, 1.9 million shares of the Company’s common stock are authorized for issuance under the ESPP.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
Expense and Related Tax Benefits Recognized
Stock-based compensation expense and related tax benefits recognized under the Plans were:

	Year Ended
	February 2, 2024	February 3, 2023	January 28, 2022
	(in millions)
Stock-based compensation expense:
Vesting stock awards	$45	$38	$36
Performance share awards	23	10	9
Stock options	—	—	1
Total stock-based compensation expense	$68	$48	$46
Tax benefits recognized from stock-based compensation	$25	$16	$15
Stock-based compensation expense for stock options was not material for fiscal 2024 and 2023.
Vesting Stock Awards
Vesting stock award activity for the year ended February 2, 2024 was:

	Shares of stock under vesting stock awards	Weighted-average grant date fair value
	(in millions)
Unvested at February 3, 2023	1.0	$89.60
Awards granted	0.4	108.64
Awards forfeited	(0.1)	96.15
Awards vested	(0.4)	84.75
Unvested at February 2, 2024	0.9	$100.51
The grant date fair value of vesting stock awards is based on the closing market price of the Company’s common stock on the last trading day preceding the grant date. The weighted-average grant date fair value of the vesting stock awards granted in fiscal 2024, 2023 and 2022 was $108.64, $95.43 and $83.65, respectively. As of February 2, 2024 there was $39 million of unrecognized compensation cost, net of estimated forfeitures, related to vesting stock awards, which is expected to be recognized over a weighted-average period of 1.8 years. The fair value of vesting stock awards that vested in fiscal 2024, 2023 and 2022 was $48 million, $44 million and $39 million, respectively.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Performance Share Awards
Performance share award activity for the year ended February 2, 2024 was:

	Shares of stock under performance shares	Weighted-average grant date fair value
	(in millions)
Unvested at February 3, 2023	0.3	$91.63
Awards granted	0.1	116.25
Awards forfeited	—	96.92
Awards vested	(0.1)	80.57
Performance adjustments	0.2	119.39
Unvested at February 2, 2024	0.5	$112.86
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
The weighted-average grant date fair value of the performance share awards granted in fiscal 2024, 2023 and 2022 was $116.25, $100.94 and $80.57, respectively. The grant date fair value of performance shares was determined using a Monte Carlo simulation model that incorporated multiple valuation assumptions, including the Company's expected total shareholder return relative to a specified group of companies defined within the award agreement. The primary assumptions included an expected volatility of 27.35%, 38.02%, and 39.73% for fiscal 2024, 2023 and 2022, respectively, and a risk-free interest rate of 3.68%, 2.44% and 0.32% for fiscal 2024, 2023 and 2022, respectively. The expected volatility was based on the historical volatility of the Company over a period commensurate with the expected term of the award as of the date of grant. The risk-free interest rate was based on the yield curve of a zero-coupon U.S. Treasury bond with a maturity equal to the expected term of the award on the date of grant.
The fair value of performance share awards that vested in fiscal 2024 was $18 million. As of February 2, 2024 there was $14 million of unrecognized compensation cost, net of estimated forfeitures, related to performance share awards, which is expected to be recognized over a weighted-average period of 1.8 years.
Stock Options
Stock options are granted with their exercise price equal to the closing market price of the Company’s common stock on the last trading day preceding the grant date.
Stock option activity for the year ended February 2, 2024 was:

	Shares of stock under stock options	Weighted-average exercise price	Weighted-average remaining contractual term	Aggregate intrinsic value
	(in millions)		(in years)	(in millions)
Outstanding at February 3, 2023	0.4	$74.57	2.9	$11
Options exercised	(0.3)	73.17
Outstanding at February 2, 2024	0.1	$77.85	2.2	$6
Exercisable at February 2, 2024	0.1	$77.85	2.2	$6
Vested and expected to vest at February 2, 2024	0.1	$77.85	2.2	$6
As of February 2, 2024, the unrecognized compensation cost, net of estimated forfeitures, related to stock options was not material.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes activity related to exercises of stock options:

	Year Ended
	February 2, 2024	February 3, 2023	January 28, 2022
	(in millions)
Cash received from exercises of stock options	$—	$—	$1
Stock exchanged at fair value upon exercises of stock options	$1	$1	$1
Tax benefits from exercises of stock options	$1	$1	$1
Total intrinsic value of options exercised	$9	$8	$4
Note 10—Retirement Plans:
Defined Contribution Plans
The Company sponsors the Science Applications International Corporation Retirement Plan (a qualified defined contribution 401(k) plan) and an employee stock ownership plan, in which most employees are eligible to participate. There are a variety of investment options available, including the Company's stock.
The Science Applications International Corporation Retirement Plan allows eligible participants to contribute a portion of their income through payroll deductions and the Company makes matching company contributions and may also make discretionary contributions. The Company contributions expensed for defined contribution plans were $82 million, $80 million and $79 million in fiscal 2024, 2023 and 2022, respectively.
Deferred Compensation Plans
The Company maintains the Science Applications International Corporation Deferred Compensation Plan ("DCP") which provides certain eligible employees and directors an opportunity to defer some or all of their compensation on an unfunded, nonqualified basis. Participant deferrals are fully vested and diversified at the participant’s direction among the investment options offered under the DCP. Participant accounts are credited with a rate of return based on the performance of the investment options selected. Distributions are made in cash. Deferred balances are paid on retirement based on the participant’s payout election, or upon termination. The Company may provide discretionary contributions to participants, but no Company contributions have been made.
The Science Applications International Corporation Key Executive Stock Deferral Plan ("KESDP") was closed on December 31, 2014, and no further deferrals are allowed. Benefits from the KESDP are payable in shares of the Company’s stock that may be held in trust for the purpose of funding benefit payments to KESDP participants. Vested deferred balances are paid on retirement based on the participant’s payout election, or upon termination.
The Science Applications International Corporation 401(k) Excess Deferral Plan ("Excess Plan") was also closed on December 31, 2014, and no further deferrals are allowed. Participant deferrals are fully vested and diversified at the participant’s direction among the investment options offered under the Excess Plan. Deferred balances are paid on retirement or termination.
Defined Benefit Plans
In connection with the acquisition of Engility in fiscal 2019, the Company assumed two defined benefit plans sponsored by Engility for certain current and former employees: a Defined Benefit Pension Plan ("Pension Plan") and a Retiree Health Reimbursement Account Plan ("RHRA Benefit Plan"). Membership and participants' calculated pension benefit are frozen in the Pension Plan and membership in the RHRA Benefit Plan is frozen.
The Company's funding policy is to contribute at least the minimum amount required by the Employee Retirement Income Security Act of 1974. Additional amounts are contributed to assure that plan assets will be adequate to provide retirement benefits. During fiscal 2025, the Company expects to contribute $1 million to fund the RHRA Benefit Plan.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

During fiscal 2024, the Company recognized a net gain of $1 million on its retirement plans within other comprehensive income due to an increase in discount rates and the difference between actual investment return and expected return.
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
Net Periodic Benefit Cost
The net periodic benefit (income) cost was as follows:

	Pension Plan			RHRA Benefit Plan

	Year Ended
	February 2, 2024	February 3, 2023	January 28, 2022	February 2, 2024	February 3, 2023	January 28, 2022
	(in millions)
Interest cost on projected benefit obligation	$2	$2	$1	$1	$—	$1
Expected return on plan assets	(2)	(3)	(3)	—	—	—
Amortization of (gain) loss	—	—	—	(1)	—	—
Net periodic benefit (income) cost	$—	$(1)	$(2)	$—	$—	$1
Obligations and Funded Status
The projected benefit obligation, fair value of plan assets and funded status for each plan are as follows:

	Pension Plan		RHRA Benefit Plan
	February 2, 2024	February 3, 2023	February 2, 2024	February 3, 2023
	(in millions)
Change in benefit obligation:
Benefit obligation at beginning of year	$52	$63	$10	$13
Interest cost	2	2	1	—
Benefits paid	(4)	(5)	(1)	(1)
Actuarial gain	(1)	(8)	—	(2)
Benefit obligation at end of year	$49	$52	$10	$10
Change in plan assets:
Fair value of plan assets at beginning of year	46	54	—	—
Actual return on plan assets	3	(3)	—	—
Employer contributions	—	—	1	1
Benefits paid	(4)	(5)	(1)	(1)
Fair value of plan assets at end of year	$45	$46	$—	$—
Unfunded status	$4	$6	$10	$10

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Amounts recognized in the consolidated balance sheets consist of:

	Pension Plan		RHRA Benefit Plan
	February 2, 2024	February 3, 2023	February 2, 2024	February 3, 2023
	(in millions)
Other accrued liabilities	$—	$—	$1	$1
Other long-term liabilities	4	6	9	9
Net amount recognized	$4	$6	$10	$10
Assumptions
The Company uses the spot rate approach to measure liabilities and interest costs for defined benefit obligations. Under the spot rate approach, the Company uses individual spot rates along the yield curve that correspond with the timing of each benefit payment.
The discount rates represent the estimated rate at which the Company could effectively settle its defined benefit obligations using a high quality bond yield curve.
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
The following assumptions were used to determine the benefit obligations and net periodic benefit costs:

	Pension Plan			RHRA Benefit Plan
	February 2, 2024	February 3, 2023	January 28, 2022	February 2, 2024	February 3, 2023	January 28, 2022
Discount rate	5.16%	4.94%	3.13%	5.08%	4.85%	2.78%
Interest cost effective rate	4.82%	2.61%	1.72%	4.75%	2.33%	1.35%
Expected rate of return on assets	5.25%	5.25%	5.50%	N/A	N/A	N/A
Pension Plan Assets
The Company's investment policy includes a periodic review of the Pension Plan's investment in the various asset classes. During fiscal 2024, the Company's overall investment strategy was for plan assets to achieve a long-term rate of return of 5.25%, with a wide diversification of asset types, fund strategies and fund managers. The target allocation for the plan assets is 44% in domestic equity securities, 20% international equity securities, 31% in fixed income securities and 5% in cash and cash equivalents. The risk management practices include regular evaluations of fund managers to ensure the risk assumed is commensurate with the given investment style and objectives. According to the plan's investment policy, performance will be evaluated across all time periods, with a particular emphasis on longer-term returns relative to associated peers and benchmarks.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The fair value measurement of plan assets by category is as follows:

Asset Category	Fair Value Hierarchy	February 2, 2024	February 3, 2023
		(in millions)
Mutual funds
Equity	Level 1	$29	$30
Fixed income	Level 1	7	8
Guaranteed deposit account	Level 3	2	1
Subtotal		38	39
Collective trust - fixed income(1)	Measured at NAV	7	7
Total		$45	$46
(1)Collective trusts are measured at fair value using net asset value ("NAV") as a practical expedient and have not been categorized in the fair value hierarchy.
Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
A reconciliation of the beginning and ending balances of the Guaranteed Deposit Account ("GDA") is as follows:

Guaranteed Deposit Account
(in millions)
Balance at January 28, 2022	$3
Purchases	3
Sales	(5)
Balance at February 3, 2023	1
Purchases	6
Sales	(5)
Balance at February 2, 2024	$2
The GDA is designed to provide liquidity and safety of principal with a competitive guaranteed rate of return. The fair value of the GDA approximates the market value of underlying investments by discounting expected future investment cash flow from both investment income and repayment of principal for each investment purchased directly for the defined benefit segment of the General Account. Principal and accumulated interest are fully guaranteed by Prudential Retirement Insurance and Annuity Company ("PRIAC"). The declared interest rate is announced each year in advance and is determined by PRIAC. The GDA invests in a broadly diversified, fixed-income portfolio within PRIAC's general account. The portfolio is invested in public bonds, commercial mortgages and private placement bonds.
Estimated Future Benefit Payments
The following table sets forth the expected timing of benefit payments by fiscal year:

Fiscal Year	Pension Plan	RHRA Benefit Plan	Total
	(in millions)
2025	$5	$1	$6
2026	4	1	5
2027	5	1	6
2028	4	2	6
2029	4	1	5
Five subsequent fiscal years	$20	$4	$24

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 11—Income Taxes:
Substantially all of the Company’s income before income taxes for the fiscal year ended February 2, 2024 and the two preceding fiscal years is subject to taxation in the United States. The provision for income taxes for each of the periods presented include the following:

	Year Ended
	February 2, 2024	February 3, 2023	January 28, 2022
	(in millions)
Current:
Federal	$125	$69	$13
State	35	20	7
Deferred:
Federal	(19)	(15)	48
State	2	(2)	11
Total	$143	$72	$79
A reconciliation of the provision for income taxes to the amount computed by applying the statutory federal income tax rate to income before income taxes for each of the periods presented was as follows:

	Year Ended
	February 2, 2024	February 3, 2023	January 28, 2022
	(in millions)
Amount computed at the statutory federal income tax rate	$130	$79	$75
State income taxes, net of federal tax benefit	32	13	16
Research and development and other federal credits	(17)	(8)	(9)
Non-deductible compensation	10	3	3
Excess tax benefits for stock-based compensation	(4)	(3)	(3)
Non-deductible goodwill	13	—	—
Foreign-derived intangible income	(22)	(12)	(6)
Other	1	—	3
Total	$143	$72	$79
Effective income tax rate	23.1%	19.3%	22.1%
The effective income tax rate for fiscal 2024 is higher than the rate in fiscal 2023 primarily due to the gain from the divestiture of the Supply Chain Business and the associated non-deductible goodwill, along with an increase in non-deductible compensation related to the Company's reorganization and executive transition. These expenses are partially offset by additional deductions for foreign-derived intangible income and the expiration of an uncertain tax position.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes are recorded for differences in the basis of assets and liabilities for financial reporting purposes and tax reporting purposes. Deferred tax assets (liabilities) were comprised of:

	February 2, 2024	February 3, 2023
	(in millions)
Accrued vacation and bonuses	$28	$28
Accrued liabilities	12	17
Deferred compensation	20	17
Stock awards	8	9
Net operating loss and other carryforwards	70	80
Fixed asset basis difference	1	2
Lease liability	48	50
Research and development expenditures	159	152
Valuation allowance	(8)	(8)
Total deferred tax assets	338	347
Deferred revenue	(34)	(21)
Payroll tax deferral	(2)	(2)
Purchased intangible assets	(287)	(264)
Right of use assets	(39)	(40)
Accumulated other comprehensive income	(4)	(6)
Total deferred tax liabilities	(366)	(333)
Net deferred tax (liabilities) assets	$(28)	$14
Deferred tax assets for both periods include state tax credit carryforwards for which the Company has set up a valuation allowance.
The changes in the unrecognized tax benefits were:

	Year Ended
	February 2, 2024	February 3, 2023	January 28, 2022
	(in millions)
Unrecognized tax benefits at beginning of the year	$158	$78	$66
Additions for tax positions related to prior years	5	5	2
Additions for tax positions related to the current year	21	75	10
Reductions for tax positions related to prior years	(59)	—	—
Reductions for prior year tax positions related to statute expiration	(8)	—	—
Unrecognized tax benefits at end of the year, excluding accrued interest and penalties	$117	$158	$78
Unrecognized tax benefits that, if recognized, would affect the effective income tax rate	$111	$90	$70
Accrued interest and penalties	$13	$8	$4
In fiscal 2024, unrecognized tax benefits decreased from $158 million to $117 million. This decline was primarily driven by a $59 million decrease, with a corresponding decrease in net deferred tax assets, resulting from our analysis of Internal Revenue Service ("IRS") Notice 2023-63 released on September 8, 2023 indicating that certain expenditures related to the performance of cost-type contracts are not subject to capitalization for tax purposes.
The Company includes net interest and penalties as a component of income tax expense.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company has filed income tax returns in the U.S. and in various foreign jurisdictions, which may be subject to routine compliance reviews by the IRS and other taxing authorities. While the Company believes it has recorded adequate accruals for uncertain tax positions, the tax authorities may determine that the Company owes taxes in excess of recorded accruals or the recorded accruals may be in excess of the final settlement amounts agreed to by tax authorities. The Company’s tax returns for fiscal years 2016 through 2019 and 2021 through 2023 remain subject to examination by the IRS and various other tax jurisdictions. The Company is currently under examination by the IRS for fiscal years 2016 through 2019.
As of February 2, 2024, the Company has approximately $53 million of tax effected federal loss carryforwards, $8 million of tax effected state loss carryforwards and approximately $10 million of state credit carryforwards that will begin to expire in fiscal 2025. The valuation allowance of $8 million at February 2, 2024 relates to these state credit carryforwards.
Note 12—Debt Obligations:
The Company’s long-term debt as of the periods presented was as follows:

	February 2, 2024					February 3, 2023
	Stated interest rate	Effective interest rate	Principal	Unamortized debt issuance costs	Net	Principal	Unamortized debt issuance costs	Net
			(dollars in millions)
Term Loan A Facility due June 2027	6.43%	6.55%	$1,199	$(4)	$1,195	$1,230	$(5)	$1,225
Term Loan B Facility due October 2025	7.31%	7.51%	328	(1)	327	488	(3)	485
Term Loan B2 Facility due March 2027	7.31%	7.74%	182	(2)	180	272	(4)	268
Senior Notes due April 2028	4.88%	5.11%	400	(3)	397	400	(4)	396
Total long-term debt			$2,109	$(10)	$2,099	$2,390	$(16)	$2,374
Less current portion			77	—	77	31	—	31
Total long-term debt, net of current portion			$2,032	$(10)	$2,022	$2,359	$(16)	$2,343
As of February 2, 2024, the Company has a $2.7 billion secured credit facility (the "Credit Facility") consisting of a Term Loan A Facility due June 2027, a Term Loan B Facility due October 2025, a Term Loan B2 Facility due March 2027 (together, the "Term Loan Facilities"), and a $1.0 billion secured Revolving Credit Facility due June 2027 (the "Revolving Credit Facility"). Any obligations under the Credit Facility are secured by liens on substantially all of the assets of the Company and its subsidiaries. The Revolving Credit Facility is available to the Company through June 2027 and there is no balance outstanding as of February 2, 2024. As of February 2, 2024, the Company was in compliance with the covenants under its Credit Facility.
The Company's Third Amended and Restated Credit Agreement ("Third Amended Credit Agreement") contains certain restrictive covenants applicable to the Company and its subsidiaries including a requirement to maintain a Senior Secured Leverage Ratio (as defined in the Third Amended Credit Agreement) of not greater than 4.00 to 1.00, unless a Permitted Acquisition (as defined in the Third Amended Credit Agreement) occurs in which case not greater than 4.25 to 1.00 for three consecutive quarters following such a transaction.
Borrowings under the Term Loan B Facility due October 2025 amortize quarterly at 0.25% of the original borrowed amount. Borrowings under the Term Loan B2 Facility due March 2027 amortize quarterly at 0.25% of the original borrowed amount with the remaining unamortized balance due in full upon its maturity in March 2027. The Term Loan B2 Facility due March 2027 is subject to the same mandatory prepayments as the Company’s existing term loans under the Credit Facility and is subject to the same covenants and events of default as the Company's Term Loan B Facility due October 2025.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company's Senior Notes due 2028 (the "Senior Notes") have 4.875% interest payable semi-annually on April 1 and October 1 of each year, and the principal is due April 2028.
On March 1, 2021, the Company executed the Third Amendment to the Third Amended and Restated Credit Agreement, which reduced the applicable margin for the Term Loan B2 Facility due March 2027 for LIBOR loans from 2.25% to 1.875% and for base rate loans from 1.25% to 0.875%.
On July 2, 2021, the Company executed the Fourth Amendment to the Third Amended and Restated Credit Agreement, which established a new senior secured incremental term loan credit facility commitment in the amount of $100 million (the "Term Loan A2 Facility due October 2023"). The entirety of the Term Loan A2 Facility due October 2023 was borrowed by the Company and the proceeds were immediately used to pay a portion of the purchase price of Halfaker (see Note 4—Acquisitions).
On June 30, 2022, the Company executed the Fifth Amendment to the Third Amended and Restated Credit Agreement ("Fifth Amendment"), which established, among other things, a $1,230 million senior secured term loan credit facility ("Term Loan A Facility due June 2027") and increased the Revolving Credit Facility commitment from $400 million to $1,000 million. The entire Term Loan A Facility due June 2027 was immediately borrowed by the Company and the proceeds were used to pay in full the outstanding principal balances under the Term Loan A Facility due October 2023 and Term Loan A2 Facility due October 2023 and to prepay $400 million of principal on the Term Loan B Facility due October 2025.
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
Effective with the Fifth Amendment, all interest rates under the Credit Facility transitioned from LIBOR to Term Secured Overnight Financing Rate ("Term SOFR") plus 0.10% for US dollar denominated loans, Sterling Overnight Index Average ("SONIA") for UK pound sterling denominated loans, and Euro Interbank Offered Rate ("EURIBOR") for Euro denominated loans. The applicable interest rate margins under the Term Loan A Facility due June 2027 and the Revolving Credit Facility were reduced to a range from 0.75% to 1.75% per annum for Term SOFR, SONIA and EURIBOR loans, and from 0% to 0.75% per annum for base rate loans, in each case based on the Company’s leverage ratio. Commitment fees for undrawn amounts under the Revolving Credit Facility were also reduced to a range of 0.125% to 0.25% per annum based on the Company’s leverage ratio.
The Company incurred $8 million of debt issuance costs associated with the Fifth Amendment, of which $2 million was recognized in interest expense, with the remaining $6 million deferred and amortized to interest expense through the maturity dates of the facilities utilizing the effective interest rate method.
The scheduled principal repayments for the Term Loan Facilities may be further reduced or eliminated by annual mandatory prepayments of a portion of the Company’s Excess Cash Flow (as defined in the Third Amended Credit Agreement). Mandatory principal prepayments are allocated to the Term Loan Facilities on a pro rata basis and reduce the remaining scheduled principal installments for each facility. During fiscal 2024, the Company made scheduled principal repayments of $31 million on the Term Loan A Facility due June 2027 and voluntary principal prepayments of $160 million and $90 million on the Term Loan B Facility due October 2025 and the Term Loan B2 Facility due March 2027, respectively. During fiscal 2023, in addition to the voluntary principal prepayment mentioned above associated with the Fifth Amendment, the Company made voluntary principal prepayments on the Term Loan B Facility due October 2025 of $90 million. The Company wrote off deferred debt issuance costs of

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

$2 million and $3 million during fiscal 2024 and 2023, respectively, associated with voluntary principal prepayments which were recognized in interest expense.
During fiscal 2024 and fiscal 2023, the Company borrowed and repaid $160 million and $410 million under the Revolving Credit Facility, respectively.
Maturities of long-term debt as of February 2, 2024 are:

Fiscal Year	Total
(in millions)
2025	$77
2026	435
2027	123
2028	1,074
2029	400
Thereafter	—
Total principal payments	$2,109
Note 13—Derivative Instruments Designated as Cash Flow Hedges:
The Company’s derivative instruments designated as cash flow hedges consist of:

					Fair Value of Asset(1) at
	Notional Amount at February 2, 2024	Pay Fixed Rate	Receive Variable Rate	Settlement and Termination	February 2, 2024	February 3, 2023
	(in millions)				(in millions)
Interest rate swaps #1	685	2.96%	Term SOFR	Monthly through October 31, 2025	15	16
Interest rate swaps #2	—	2.36%	Term SOFR	Monthly through October 31, 2023	—	9
Total	$685				$15	$25
(1)The fair value of the fixed interest rate swap asset is included in "Other assets" on the consolidated balance sheets.
The Company is party to fixed interest rate swap instruments that are designated and accounted for as cash flow hedges to manage risks associated with interest rate fluctuations on a portion of the Company’s floating rate debt within the Credit Facility. The counterparties to all swap agreements are financial institutions. See Note 14—Changes in Accumulated Other Comprehensive Income by Component for the unrealized change in fair values on cash flow hedges recognized in other comprehensive income (loss) and the amounts reclassified from accumulated other comprehensive income (loss) into earnings for the current and comparative periods presented. During fiscal 2024, Interest Rate Swaps #2 matured which had a notional value of $450 million upon maturity. The Company estimates that it will reclassify $13 million of unrealized gains from accumulated other comprehensive income into earnings in the twelve months following February 2, 2024.
On June 30, 2022 and in conjunction with the Fifth Amendment, the Company transitioned the variable rate on its interest rate swaps from 1-month LIBOR to 1-month Term SOFR. Effective with the transition, the Company will pay a fixed rate of 2.96% on the group of interest rate swaps maturing on October 31, 2025 and paid a fixed rate of 2.36% on the group interest rate swaps that matured October 31, 2023. The Company elected to apply the optional expedient in ASC 848, Reference Rate Reform, in connection with transitioning its interest rate swaps from LIBOR to Term SOFR that enabled it to consider the new swaps a continuation of the existing contracts. As a result, the transition did not have an impact on the Company’s hedge accounting or a material impact to the Company’s consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 14—Changes in Accumulated Other Comprehensive Income by Component:
The following table presents the changes in accumulated other comprehensive income (loss) attributable to the Company’s defined benefit plans and fixed interest rate swap cash flow hedges that are discussed in Note 10—Retirement Plans and Note 13—Derivative Instruments Designated as Cash Flow Hedges, respectively.

	Unrealized Gains (Losses) on Fixed Interest Rate Swap Cash Flow Hedges(1)	Defined Benefit Obligation Adjustment(2)	Total
	(in millions)
Balance at January 29, 2021	$(86)	$(3)	$(89)
Other comprehensive income before reclassifications	31	5	36
Amounts reclassified from accumulated other comprehensive loss	34	—	34
Income tax impact	(17)	(1)	(18)
Net other comprehensive income	48	4	52
Balance at January 28, 2022	$(38)	$1	$(37)
Other comprehensive income before reclassifications	67	4	71
Amounts reclassified from accumulated other comprehensive loss	9	—	9
Income tax impact	(20)	(1)	(21)
Net other comprehensive income	56	3	59
Balance at February 3, 2023	$18	$4	$22
Other comprehensive income before reclassifications	14	2	16
Amounts reclassified from accumulated other comprehensive income	(24)	—	(24)
Income tax impact	3	(1)	2
Net other comprehensive loss	(7)	1	(6)
Balance at February 2, 2024	$11	$5	$16
(1)The amount reclassified from accumulated other comprehensive income (loss) is included in "Interest expense, net."
(2)The amount reclassified from accumulated other comprehensive income (loss) is included in "Other expense (income), net."
Note 15—Sale of Receivables:
The Company has a Master Accounts Receivable Purchase Agreement ("MARPA Facility") with MUFG Bank, Ltd. (the "Purchaser") for the sale of up to a maximum amount of $300 million of certain designated eligible receivables with the U.S. government. Effective March 31, 2022, the Company amended the MARPA Facility to transition the purchase discount rate defined within the facility agreement from using LIBOR to Term SOFR. The amendment did not have a material impact on the Company's financial statements. The receivables sold under the MARPA Facility are without recourse for any U.S. government credit risk. The MARPA Facility automatically renews each year unless one of the parties gives prior notice to terminate.
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
The Company does not retain an ongoing financial interest in the transferred receivables other than cash collection and administrative services. The Company estimated that its servicing fee was at fair value and therefore has not recognized a servicing asset or liability as of February 2, 2024 and February 3, 2023. Proceeds from the sale of receivables are reflected as cash flows from operating activities on the consolidated statements of cash flows.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

During fiscal 2024, 2023 and 2022, the Company incurred purchase discount fees of $9 million, $8 million and $2 million, respectively, which are presented in "Other expense (income), net" on the consolidated statements of income.
MARPA Facility activity consisted of the following:

	Year Ended
	February 2, 2024	February 3, 2023
	(in millions)
Beginning balance	$250	$200
Sale of receivables	2,560	3,729
Cash collections	(2,605)	(3,679)
Outstanding balance sold to Purchaser(1)	205	250
Cash collected, not remitted to Purchaser(2)	(54)	(30)
Remaining sold receivables	$151	$220
(1)    For fiscal 2024 and 2023, the Company recorded a net decrease of $45 million and a net increase of $50 million to cash flows from operating activities, respectively, from sold receivables.
(2)    Primarily represents the cash collected on behalf of but not yet remitted to the Purchaser as of February 2, 2024 and February 3, 2023. This balance is included in "Accounts payable" on the consolidated balance sheets.
Note 16—Operating Leases:
Total operating lease cost is comprised of the following:

	Year Ended
	February 2, 2024	February 3, 2023	January 28, 2022
	(in millions)
Operating lease cost	$56	$67	$92
Variable lease cost	13	11	17
Short-term lease cost	2	2	9
Sublease income	—	—	(1)
Total lease cost	$71	$80	$117
Lease cost and sublease income are included primarily in cost of revenues and SG&A, except for $12 million of impairment of right of use assets for fiscal 2022 that are included in acquisition and integration costs.
The Company's ROU assets and lease liabilities consisted of the following:

	Balance Sheet line item	February 2, 2024	February 3, 2023
		(in millions)
Operating lease ROU asset	Operating lease right of use assets	$152	$158

Operating lease current liability	Other accrued liabilities	39	42
Operating lease non-current liability	Operating lease liabilities	147	152
Total operating lease liabilities		$186	$194

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Other supplemental operating lease information consists of the following:

	Year Ended
	February 2, 2024	February 3, 2023	January 28, 2022
	(in millions)
Cash paid for amounts included in the measurement of operating lease liabilities	$59	$62	$74
ROU assets obtained in exchange for new operating lease obligations	$43	$15	$54
Maturities of operating lease liabilities as of February 2, 2024 were as follows:

Fiscal Year	Total
(in millions)
2025	$45
2026	48
2027	42
2028	26
2029	19
Thereafter	30
Total minimum lease payments	210
Less: imputed interest	(24)
Present value of operating lease liabilities	$186
The weighted-average remaining lease term and the weighted-average discount rate was 5 years and 4.3% as of February 2, 2024, respectively, and 5 years and 3.5% as of February 3, 2023, respectively.
As of February 2, 2024, the Company had rental commitments of $7 million for facility leases that have not yet commenced. These operating leases are expected to commence in fiscal 2025 and have a weighted-average lease term of approximately 8 years.
During fiscal 2024 and 2023, revenue recognized from the exercise of purchase options under certain lessor arrangements was immaterial and $23 million, respectively. Operating lease income was immaterial for fiscal 2024, but was $2 million and $18 million for fiscal 2023 and 2022, respectively.
Note 17—Business Segment Information:
The Company is organized as a matrix comprised of two customer facing operating sectors supported by the enterprise organizations, including the Innovation Factory. The Company defines its operating sectors based on the way the CODM, currently the Company's CEO, manages the operations for the purpose of allocating resources and assessing performance.
The two operating sectors are responsible for customer relationships, program management, delivery and execution, and, in collaboration with the enterprise organizations, manage the development of the Company's offerings, solutions and capabilities which support the Company's four strategic pivots — portfolio, go-to-market, culture and brand. The Company's Innovation Factory develops superior enterprise-class solutions which are delivered to its customers as stand-alone solutions or integrated with and aligned to the Company's product offerings to meet complex customer needs and accelerate digital transformation. The Innovation Factory includes designated teams focused on AI, application development, network services, platforms and cloud, and cyber. It uses a highly automated, cloud-hosted tool set to rapidly build, test and deploy solutions quickly and works with customers to enhance solutions going forward. The Company's operating sectors are aggregated into one reportable segment because they have similar economic characteristics and meet the other aggregation criteria including similarities in the nature of the services provided, methods of service delivery, customers served and the regulatory environment in which they operate.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Effective February 3, 2024, the first day of fiscal 2025, the Company completed a business reorganization which replaces its current two operating sectors with five customer facing business groups supported by the enterprise organizations, including the Innovation Factory. The reorganization is designed to enhance management's involvement with customers and advance the Company’s innovation and go-to-market strategy. The new business group leaders will report directly to the Company's CEO, who will continue to be the CODM. The Company is currently evaluating the impact of the reorganization on its segment reporting.
Substantially all of the Company’s revenues and tangible long-lived assets are generated and located in the United States. As such, financial information by geographic location is not presented.
In each of fiscal 2024, 2023 and 2022, 98% of the Company's total revenues were attributable to prime contracts with the U.S. government or to subcontracts with other contractors engaged in work for the U.S. government.
Note 18—Legal Proceedings and Other Commitments and Contingencies:
Legal Proceedings
The Company is involved in various claims and lawsuits arising in the normal conduct of its business, none of which the Company’s management believes, based on current information, is expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.
In April 2022 and October 2023, the Company received Federal Grand Jury Subpoenas in connection with a criminal investigation being conducted by the U.S. Department of Justice, Antitrust Division ("DOJ"). As required by the subpoenas, the Company has provided the DOJ with a broad range of documents related to the investigation, and the Company’s collection and production process remains ongoing. The Company is fully cooperating with the investigation. At this time, it is not possible to determine whether the Company will incur, or to reasonably estimate the amount of, any fines, penalties or further liabilities in connection with the investigation pursuant to which the subpoenas were issued.
AAV Termination for Convenience
On August 27, 2018, the Company received a stop-work order from the United States Marine Corps on the Assault Amphibious Vehicle ("AAV") contract and on October 3, 2018 the program was terminated for convenience by the customer. The Company is continuing to negotiate with the Marine Corps to recover costs associated with the termination.
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of February 2, 2024, the Company believes it has adequately reserved for estimated net amounts to be refunded to customers for potential adjustments for indirect cost audits and compliance with CAS.
Letters of Credit and Surety Bonds
The Company has outstanding obligations relating to letters of credit of $9 million as of February 2, 2024, principally related to guarantees on insurance policies. The Company also has outstanding obligations relating to surety bonds in the amount of $19 million, principally related to performance and payment bonds on the Company’s contracts.
Note 19—Subsequent Events:
Debt Refinancing
On February 8, 2024, the Company executed the Sixth Amendment to the Third Amended and Restated Credit Agreement ("Sixth Amendment"), which established a $510 million senior secured term loan credit facility ("Term Loan B3 Facility due February 2031"). The entire Term Loan B3 Facility due February 2031 was immediately borrowed by the Company and the proceeds were used to pay in full the outstanding principal balances under the Term Loan B Facility due October 2025 and Term Loan B2 Facility due March 2027.
Borrowings under the Term Loan B3 Facility due February 2031 amortize quarterly beginning on July 31, 2024 at 0.25% of the original borrowed amount with the remaining unamortized balance due in full upon its maturity on February 8, 2031. Borrowings will bear interest based on the Term SOFR or a base rate, plus an applicable margin of 1.875% for Term SOFR loans and 0.875% for base rate loans. In the event any portion of the Term Loan B3 Facility due February 2031 is repaid prior to August 8, 2024 as a result of a Repricing Event (as defined in the Sixth Amendment), the Company will be required to repay a 1.00% fee of the amount repaid. After this initial six month period, the Term Loan B3 Facility due February 2031 may be prepaid at any time without penalty and is subject to the same mandatory prepayments, including from excess cash flow, as the Company’s existing term loans under the Credit Facility.
Transfer of Listing of Common Stock to The Nasdaq Stock Market LLC ("Nasdaq")
On February 20, 2024, the Company provided notice to the New York Stock Exchange (“NYSE”) that it intended to have its shares of common stock voluntarily delisted from the NYSE after the close of trading on March 4, 2024. The Company’s common stock was authorized for listing on Nasdaq, and effective as of the opening of trading on March 5, 2024, the Company voluntarily transferred the listing of its shares of common stock from the NYSE to the Nasdaq. The Company’s common stock will continue to trade under the symbol “SAIC."
Quarterly Dividend Declared
Subsequent to the end of fiscal 2024, on March 14, 2024, the Company’s Board of Directors declared a cash dividend of $0.37 per share of the Company’s common stock payable on April 26, 2024 to stockholders of record on April 12, 2024.