Form 10-Q
period 2024-05-03
Science Applications International Corp
filed 2024-06-03
CIK 1571123

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 3, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares issued and outstanding of the registrant’s common stock as of May 24, 2024 was as follows:
51,231,156 shares of common stock ($.0001 par value per share)

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
FORM 10-Q

-i-

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended
	May 3, 2024	May 5, 2023
	(in millions, except per share amounts)
Revenues	$1,847	$2,028
Cost of revenues	1,634	1,793
Selling, general and administrative expenses	85	84
(Gain) loss on divestitures, net of transaction costs	—	(6)
Other operating (income) expense	(3)	—
Operating income	131	157
Interest expense, net	34	32
Other (income) expense, net	2	2
Income before income taxes	95	123
Provision for income taxes	(18)	(25)
Net income	$77	$98
Earnings per share:
Basic	$1.49	$1.80
Diluted	$1.48	$1.79

See accompanying notes to condensed consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended
	May 3, 2024	May 5, 2023
	(in millions)
Net income	$77	$98
Other comprehensive income (loss), net of tax:
Net unrealized gain (loss) on derivative instruments	3	(6)
Total other comprehensive income (loss), net of tax	3	(6)
Comprehensive income	$80	$92

See accompanying notes to condensed consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	May 3, 2024	February 2, 2024
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$49	$94
Receivables, net	934	914
Prepaid expenses and other current assets	108	123
Total current assets	1,091	1,131
Goodwill	2,851	2,851
Intangible assets, net	865	894
Property, plant, and equipment (net of accumulated depreciation of $188 million and $184 million at May 3, 2024 and February 2, 2024, respectively)	93	91
Operating lease right of use assets	148	152
Other assets	202	195
Total assets	$5,250	$5,314

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$648	$567
Accrued payroll and employee benefits	287	370
Other accrued liabilities	129	144
Long-term debt, current portion	90	77
Total current liabilities	1,154	1,158
Long-term debt, net of current portion	1,993	2,022
Operating lease liabilities	136	147
Deferred income taxes	29	28
Other long-term liabilities	179	174
Commitments and contingencies (Note 12)
Equity:
Common stock, $0.0001 par value, 1 billion shares authorized, 51 million and 52 million shares issued and outstanding as of May 3, 2024 and February 2, 2024, respectively	—	—
Additional paid-in capital	251	337
Retained earnings	1,489	1,432
Accumulated other comprehensive income	19	16
Total stockholders' equity	1,759	1,785
Total liabilities and stockholders' equity	$5,250	$5,314

See accompanying notes to condensed consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

	Shares of common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Non-controlling interest	Total
	(in millions)
Balance at February 2, 2024	52	$337	$1,432	$16	$—	$1,785
Net income	—	—	77	—	—	77
Issuances of stock	—	4	—	—	—	4
Other comprehensive income, net of tax	—	—	—	3	—	3
Cash dividends of $0.37 per share	—	—	(20)	—	—	(20)
Stock-based compensation, net of shares withheld for taxes(1)	—	(9)	—	—	—	(9)
Repurchases of stock	(1)	(81)	—	—	—	(81)
Balance at May 3, 2024	51	$251	$1,489	$19	$—	$1,759

Balance at February 3, 2023	54	$637	$1,035	$22	$10	$1,704
Net income	—	—	98	—	—	98
Issuances of stock	1	4	—	—	—	4
Other comprehensive loss, net of tax	—	—	—	(6)	—	(6)
Cash dividends of $0.37 per share	—	—	(20)	—	—	(20)
Stock-based compensation, net of shares withheld for taxes(1)	—	(7)	—	—	—	(7)
Repurchases of stock	(1)	(71)	—	—	—	(71)
Deconsolidation of non-controlling interest	—	—	—	—	(10)	(10)
Balance at May 5, 2023	54	$563	$1,113	$16	$—	$1,692
(1)    During the three months ended May 3, 2024 and May 5, 2023, shares withheld for taxes related to stock-based compensation arrangements amounted to $22 million and $19 million, respectively.

See accompanying notes to condensed consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	May 3, 2024	May 5, 2023
	(in millions)
Cash flows from operating activities:
Net income	$77	$98
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35	36
Deferred income taxes	—	(6)
Stock-based compensation expense	13	12
(Gain) loss on divestitures	—	(7)
Other	(1)	(1)
Increase (decrease) resulting from changes in operating assets and liabilities, net of the effect of divestitures:
Receivables	(20)	(127)
Prepaid expenses and other current assets	15	4
Other assets	—	4
Accounts payable and accrued liabilities	60	113
Accrued payroll and employee benefits	(83)	(43)
Operating lease assets and liabilities, net	(3)	(3)
Other long-term liabilities	5	2
Net cash provided by operating activities	98	82
Cash flows from investing activities:
Expenditures for property, plant, and equipment	(6)	(6)
Purchases of marketable securities	(4)	(3)
Sales of marketable securities	4	1
Proceeds from assets held for sale	—	355
Cash divested upon deconsolidation of joint venture	—	(8)
Other	(1)	(3)
Net cash (used in) provided by investing activities	(7)	336
Cash flows from financing activities:
Dividend payments to stockholders	(20)	(21)
Principal payments on borrowings	(310)	(160)
Issuances of stock	4	4
Stock repurchased and retired or withheld for taxes on equity awards	(103)	(88)
Proceeds from borrowings	293	160
Net cash used in financing activities	(136)	(105)
Net (decrease) increase in cash, cash equivalents and restricted cash	(45)	313
Cash, cash equivalents and restricted cash at beginning of period	103	118
Cash, cash equivalents and restricted cash at end of period	$58	$431

 See accompanying notes to condensed consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1—Business Overview and Summary of Significant Accounting Policies:
Overview
Science Applications International Corporation (collectively, with its consolidated subsidiaries, the “Company") is a leading provider of technical, engineering and enterprise information technology ("IT") services primarily to the U.S. government. The Company integrates emerging technology securely and in real-time into mission critical operations that modernize and enable national imperatives. The Company provides these services for large, complex projects with a targeted emphasis on higher-end, differentiated technology services and solutions that accelerate and transform secure and resilient digital environments through system development, modernization, integration, and sustainment to drive enterprise and mission outcomes.
Effective February 3, 2024, the first day of fiscal 2025, the Company completed a business reorganization which replaced its previous two customer facing operating sectors with five customer facing business groups supported by the enterprise organizations, including the Innovation Factory. The Company's five business groups, which are also its operating segments, are aggregated into two reportable segments for financial reporting purposes given the similarity in economic and qualitative characteristics, and based on the nature of the customers they serve. The Company’s two reportable segments are the Defense and Intelligence segment and the Civilian segment.
The Defense and Intelligence segment provides a diverse portfolio of national security solutions to the defense and intelligence departments and agencies of the United States Government.
The Civilian segment provides solutions to the civilian markets, encompassing federal, state, and local governments, in order to deliver services for citizen well-being and protecting lives. This includes integrating solutions into a spectrum of public service missions that impact travel, trade, health and the economy.
The offerings of both reportable segments entail the integration of emerging technologies into mission critical operations that modernize and enable national imperatives, including IT modernization, digital engineering, artificial intelligence ("AI"), mission systems support, training and simulation, and ground vehicles support. These services include end-to-end solutions spanning the design, development, integration, deployment, management and operations, sustainment and security of the customers’ entire IT infrastructure.
The Company's Innovation Factory supports the operating segments by developing enterprise-class solutions which are delivered to the Company's customers as stand-alone solutions or integrated with and aligned to product offerings through the operations of the business to meet complex customer needs and accelerate digital transformation. The Innovation Factory includes designated teams focused on AI, application development, network services, platforms and cloud, and cyber. It uses a highly automated, cloud-hosted tool set to rapidly build, test and deploy solutions quickly and works with customers to enhance solutions going forward.
Costs associated with corporate functions that are not allocable to the reportable segments are presented as Corporate activities. See Note 11—Business Segments Information for additional information.
Within this report, the Company has recast historical financial information to reflect the new reportable segments. The recast historical information has no impact on the Company's previously reported condensed consolidated financial statements.
Principles of Consolidation and Basis of Presentation
References to “financial statements” refer to the condensed consolidated financial statements of the Company, which include the statements of income and comprehensive income, balance sheets, statements of equity and statements of cash flows. These financial statements were prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). All intercompany transactions and account balances within the Company have been eliminated.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation. Interest income was reclassified from "Other (income) expense, net" to "Interest expense, net" on the condensed consolidated statements of income, gains on divestitures, net of transaction costs were reclassified from "Other operating (income) expense" to "(Gain) loss on divestitures, net of transaction costs" on the condensed consolidated statements of income, and "Accounts Payable" is now presented separately from "Other accrued liabilities" on the condensed consolidated balance sheets. The results reported in these financial statements are not necessarily indicative of results that may be expected for the entire year and should be read in conjunction with the information contained in the Company’s Annual Report on Form 10-K for the year ended February 2, 2024.
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
Reporting Periods
The Company utilizes a 52/53 week fiscal year ending on the Friday closest to January 31, with fiscal quarters typically consisting of 13 weeks. Fiscal 2025 began on February 3, 2024 and ends on January 31, 2025, while fiscal 2024 began on February 4, 2023 and ended on February 2, 2024.
Operating Cycle
The Company’s operating cycle may be greater than one year and is measured by the average time intervening between the inception and the completion of contracts.
Derivative Instruments Designated as Cash Flow Hedges
Derivative instruments are recorded on the condensed consolidated balance sheets at fair value. Unrealized gains and losses on derivatives designated as cash flow hedges are reported in other comprehensive income (loss) and reclassified to earnings in a manner that matches the timing of the earnings impact of the hedged transactions. Settlement amounts related to derivatives designated as cash flow hedges are presented within operating activities on the condensed consolidated statement of cash flows.
The Company’s fixed interest rate swaps are considered over-the-counter derivatives, and their fair value is calculated using a standard pricing model for interest rate swaps with contractual terms for maturities, amortization and interest rates. Level 2, or market observable inputs (such as yield and credit curves), are used within the standard pricing models in order to determine fair value. The fair value is an estimate of the amount that the Company would pay or receive as of a measurement date if the agreements were transferred to a third party. See Note 8—Derivative Instruments Designated as Cash Flow Hedges for further discussion on the Company’s derivative instruments designated as cash flow hedges.
Marketable Securities
Investments in marketable securities consist of equity securities, which are recorded at fair value using observable inputs such as quoted prices in active markets (Level 1). As of May 3, 2024 and February 2, 2024, the fair value of the Company's investments totaled $32 million, and are included in "Other assets" on the condensed consolidated balance sheets. The Company's investments are primarily held in a custodial account, which includes investments to fund its deferred compensation plan liabilities.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported on the condensed consolidated balance sheets for the periods presented:

	May 3, 2024	February 2, 2024
	(in millions)
Cash and cash equivalents	$49	$94
Restricted cash included in prepaid expenses and other current assets	4	4
Restricted cash included in other assets	5	5
Cash, cash equivalents and restricted cash	$58	$103
Restructuring Costs
The Company periodically initiates restructuring activities to support business strategies, realign resources, and enhance its operational efficiency. Restructuring costs may include severance and other employee related termination costs, costs associated with consolidating or closing facilities and consulting costs.
Restructuring costs for the three months ended May 3, 2024 were $2 million and were primarily related to activities associated with the reorganization of its business sectors into business groups. Restructuring costs for the three months ended May 5, 2023 were $1 million and were primarily associated with the optimization and consolidation of certain facilities. Restructuring costs are presented within "Selling, general and administrative expenses" on the condensed consolidated statements of income.
Investments in Equity Securities
The Company invests in certain companies that advance or develop new technologies applicable to its business. The Company also occasionally forms joint ventures as a part of its investment strategy for the purpose of bidding and executing on specific projects. Each investment is evaluated for consolidation under the variable interest entities ("VIEs") model and/or the voting interest model. The results of these investments are not material to the condensed consolidated financial statements for the periods presented.
The Company applies the equity method of accounting to its unconsolidated investments when it has the ability to exercise significant influence over the entity and recognizes its proportionate share of the entities’ net income or loss within "Other operating (income) expense" on the condensed consolidated statements of income. Equity investments in entities over which the Company does not have the ability to exercise significant influence and whose securities do not have a readily determinable fair value and do not qualify to be measured at their Net Asset Value per share (or equivalent) are carried at cost or cost net of other-than-temporary impairments.
Accounting Standards Updates
In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The standard includes amendments that enhance annual income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The standard is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments can be applied on a prospective or retrospective basis. The Company plans to adopt this standard in fiscal 2026 and is currently evaluating the impact of adoption of this standard on its condensed consolidated financial statements and related disclosures.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280,): Improvements to Reportable Segment Disclosures, to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. Amongst other amendments, the standard requires annual and interim disclosures of significant segment expenses that are regularly provided to the chief operating decision maker ("CODM"), and interim disclosures about a reportable segment’s profit or loss and assets that are currently required annually. This standard does not change how an entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. The standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

beginning after December 15, 2024. Early adoption is permitted. The Company plans to adopt the annual disclosure in fiscal 2025 and the interim disclosure in fiscal 2026 and is currently evaluating the impact of adoption of this standard on its condensed consolidated financial statements.
Note 2—Earnings Per Share, Share Repurchases and Dividends:
Earnings Per Share ("EPS")
Basic EPS is computed by dividing net income by the basic weighted-average number of shares outstanding. Diluted EPS is computed similarly to basic EPS, except the weighted-average number of shares outstanding is increased to include the dilutive effect of outstanding stock-based awards. The dilutive effect of outstanding stock-based awards is computed using the treasury stock method.
The following table provides a reconciliation of the weighted-average number of shares outstanding used to compute basic and diluted EPS for the periods presented:

	Three Months Ended
	May 3, 2024	May 5, 2023
	(in millions)
Basic weighted-average number of shares outstanding	51.6	54.3
Dilutive common share equivalents - stock options and other stock-based awards	0.5	0.5
Diluted weighted-average number of shares outstanding	52.1	54.8
Antidilutive stock awards excluded from the weighted-average number of shares outstanding used to compute diluted EPS for the three months ended May 3, 2024 and May 5, 2023 were immaterial.
Share Repurchases
The Company may repurchase shares in accordance with established repurchase plans. The Company retires its common stock upon repurchase with the excess over par value allocated to additional paid-in capital. The Company has not made any material purchases of common stock other than in connection with established share repurchase plans. In June 2022, the number of shares of the Company's common stock that may be repurchased under the Company's existing repurchase plan was increased by 8.0 million shares, bringing the total authorized shares to be repurchased under the plan to approximately 24.4 million shares. As of May 3, 2024, the Company has repurchased approximately 20.9 million shares of its common stock under the plan.
Dividends
The Company declared and paid a quarterly dividend of $0.37 per share of its common stock during the three months ended May 3, 2024. Subsequent to the end of the quarter, on May 30, 2024, the Company's Board of Directors declared a quarterly dividend of $0.37 per share of the Company's common stock payable on July 26, 2024 to stockholders of record on July 12, 2024.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
Aggregate net changes in estimates on contracts accounted for using the cost-to-cost method of accounting were recognized in operating income as follows:

	Three Months Ended
	May 3, 2024	May 5, 2023
	(in millions, except per share amounts)
Net favorable adjustments	$1	$5
Net favorable adjustments, after tax	1	4
Diluted EPS impact	$0.02	$0.07
Revenues were $1 million and $5 million higher for the three months ended May 3, 2024 and May 5, 2023, respectively, due to net revenue recognized from performance obligations satisfied in prior periods.
Disaggregation of Revenues
The Company's revenues are generated primarily from long-term contracts with the U.S. government including subcontracts with other contractors engaged in work for the U.S. government. The Company disaggregates revenues by customer, contract type and prime versus subcontractor to the federal government for each of its reportable segments.
Disaggregated revenues by customer were as follows:

	Three Months Ended May 3, 2024
	Defense and Intelligence	Civilian	Total
	(in millions)
Department of Defense	$974	$2	$976
Intelligence and other federal government agencies	458	376	834
Commercial, state and local governments and international	4	33	37
Total	$1,436	$411	$1,847

	Three Months Ended May 5, 2023
	Defense and Intelligence	Civilian	Total
	(in millions)
Department of Defense	$1,069	$2	$1,071
Intelligence and other federal government agencies	524	396	920
Commercial, state and local governments and international	4	33	37
Total	$1,597	$431	$2,028

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Disaggregated revenues by contract type were as follows:

	Three Months Ended May 3, 2024
	Defense and Intelligence	Civilian	Total
	(in millions)
Cost reimbursement	$1,134	$21	$1,155
Time and materials ("T&M")	149	268	417
Firm-fixed price ("FFP")	153	122	275
Total	$1,436	$411	$1,847

	Three Months Ended May 5, 2023
	Defense and Intelligence	Civilian	Total
	(in millions)
Cost reimbursement	$1,091	$21	$1,112
Time and materials ("T&M")	114	253	367
Firm-fixed price ("FFP")	392	157	549
Total	$1,597	$431	$2,028
Disaggregated revenues by prime versus subcontractor were as follows:

	Three Months Ended May 3, 2024
	Defense and Intelligence	Civilian	Total
	(in millions)
Prime contractor to federal government	$1,309	$342	$1,651
Subcontractor to federal government	123	36	159
Other	4	33	37
Total	$1,436	$411	$1,847

	Three Months Ended May 5, 2023
	Defense and Intelligence	Civilian	Total
	(in millions)
Prime contractor to federal government	$1,489	$366	$1,855
Subcontractor to federal government	104	32	136
Other	4	33	37
Total	$1,597	$431	$2,028
Contract Balances
Contract balances for the periods presented were as follows:

	Balance Sheet line item	May 3, 2024	February 2, 2024
		(in millions)
Billed and billable receivables, net(1)	Receivables, net	$567	$555
Contract assets - unbillable receivables	Receivables, net	367	359
Contract assets - contract retentions	Other assets	15	14
Contract liabilities - current	Other accrued liabilities	36	53
Contract liabilities - non-current	Other long-term liabilities	$1	$2
(1)    Net of allowance of $3 million as of May 3, 2024 and February 2, 2024.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

During the three months ended May 3, 2024 and May 5, 2023, the Company recognized revenues of $20 million and $21 million relating to amounts that were included in the opening balance of contract liabilities as of February 2, 2024 and February 3, 2023, respectively.
Remaining Performance Obligations
Remaining performance obligations ("RPO") represent the transaction price of exercised contracts (both funded and unfunded) less inception to date revenue recognized. RPO does not include unexercised option periods and future task orders expected to be awarded under IDIQ contracts. As of May 3, 2024, the Company had approximately $5.4 billion of remaining performance obligations. The Company expects to recognize revenue on approximately 81% of the remaining performance obligations over the next 12 months and approximately 91% over the next 24 months, with the remaining recognized thereafter.
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
The equity method investment is included within "Other assets" on the condensed consolidated balance sheets. The remeasurement resulted in a gain of $7 million which is included within "(Gain) loss on divestitures, net of transaction costs" on the condensed consolidated statements of income and is reflected within "(Gain) loss on divestitures" on the condensed consolidated statements of cash flows. The Company estimated the fair value of its retained investment in FSA based on Level 3 inputs of the fair value hierarchy. The Company used the income approach which involves the use of estimates and assumptions, including revenue growth rates, projected operating margins, discount rates and terminal growth rates.
Sale of Logistics and Supply Chain Management Business
On March 23, 2023, the Company executed a definitive agreement to sell its logistics and supply chain management business ("Supply Chain Business") to ASRC Federal Holding Company, LLC ("ASRC Federal"), a subsidiary of Arctic Slope Regional Corporation, for $350 million of pre-tax cash proceeds, subject to certain adjustments for working capital.
The disposition did not represent a strategic shift in operations that would have a material effect on the Company's operations and financial results, and accordingly has not been presented as discontinued operations.
During the first quarter of fiscal 2024, the Company received a refundable cash deposit of $355 million which represented the expected proceeds due upon closing of the transaction with ASRC Federal including preliminary adjustments for working capital. The Company recognized the cash as "Proceeds from assets held for sale" on the condensed consolidated statements of cash flows.
In connection with the sale, the Company and ASRC Federal entered into certain transition services agreements pursuant to which the Company provided certain services to ASRC Federal through the first quarter of fiscal 2025 on a cost reimbursable basis. The transition services included certain IT, finance and other services necessary to support the transition of the sale.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 5—Goodwill and Intangible Assets:
Goodwill
The following table presents the carrying value of goodwill by reportable segment:

	May 3, 2024	February 2, 2024
	(in millions)
Defense and Intelligence	$2,001	$2,001
Civilian	850	850
Total	$2,851	$2,851
Goodwill is not amortized, but rather tested for potential impairment annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The goodwill impairment test is performed at the reporting unit level. As a result of the internal reorganization on February 3, 2024, the Company reallocated its goodwill to its five new goodwill reporting units.
The Company performed a goodwill impairment test immediately before and after the reorganization, both of which resulted in no impairment. For the goodwill impairment test immediately after the reorganization, the Company performed a quantitative assessment of its goodwill as of February 3, 2024 for its five new goodwill reporting units. The Company estimated the fair value of each reporting unit using a 50:50 weighting of fair values derived from an income approach and market approach.
Under the income approach, the Company estimated the fair value of its reporting units using a multi-year discounted cash flow model involving assumptions about projected future revenue growth, operating margins, income tax rates, capital expenditures, discount rate, and terminal value. Under the market approach, the Company estimated the fair value of its reporting units based on multiples of earnings derived from observable market data of comparable public companies.
Intangible Assets
Intangible assets, all of which were finite-lived, consisted of the following:

	May 3, 2024			February 2, 2024
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
	(in millions)
Customer relationships	$1,462	$(603)	$859	$1,462	$(574)	$888
Developed technology	10	(4)	6	10	(4)	6
Trade name	1	(1)	—	1	(1)	—
Total intangible assets	$1,473	$(608)	$865	$1,473	$(579)	$894
Amortization expense related to intangible assets was $29 million for the three months ended May 3, 2024 and May 5, 2023. There were no intangible asset impairment losses during the periods presented.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As of May 3, 2024, the estimated future annual amortization expense related to intangible assets is as follows:

Fiscal Year	(in millions)
Remainder of 2025	$86
2026	115
2027	115
2028	98
2029	97
Thereafter	354
Total	$865
Actual amortization expense in future periods could differ from these estimates as a result of future acquisitions, divestitures, impairments, and other factors.
Note 6—Income Taxes:
The Company's effective income tax rate was 19.0% and 20.0% for the three months ended May 3, 2024 and May 5, 2023, respectively. The Company’s effective tax rate for the three months ended May 3, 2024, is lower compared to the effective tax rate from the same period in the prior year primarily due to higher tax benefits from the deduction for foreign-derived intangible income.
Note 7—Debt Obligations:
The Company’s long-term debt as of the dates presented was as follows:

	May 3, 2024					February 2, 2024
	Stated interest rate	Effective interest rate	Principal	Unamortized debt issuance costs	Net	Principal	Unamortized debt issuance costs	Net
			(dollars in millions)
Term Loan A Facility due June 2027	6.42%	6.53%	$1,184	$(4)	$1,180	$1,199	$(4)	$1,195
Term Loan B Facility due October 2025	—%	—%	—	—	—	328	(1)	327
Term Loan B2 Facility due March 2027	—%	—%	—	—	—	182	(2)	180
Term Loan B3 Facility due February 2031	7.19%	7.35%	510	(4)	506	—	—	—
Senior Notes due April 2028	4.88%	5.11%	400	(3)	397	400	(3)	397
Total long-term debt			$2,094	$(11)	$2,083	$2,109	$(10)	$2,099
Less current portion			90	—	90	77	—	77
Total long-term debt, net of current portion			$2,004	$(11)	$1,993	$2,032	$(10)	$2,022
As of May 3, 2024, the Company had a $2.7 billion secured credit facility (the Credit Facility) consisting of a Term Loan A Facility due June 2027, a Term Loan B3 Facility due February 2031 (together, the "Term Loan Facilities"), and a $1.0 billion Revolving Credit Facility due June 2027 (the "Revolving Credit Facility").
On February 8, 2024, the Company executed the Sixth Amendment to the Third Amended and Restated Credit Agreement ("Sixth Amendment"), which established a $510 million senior secured term loan credit facility ("Term Loan B3 Facility due February 2031"). The entire Term Loan B3 Facility due February 2031 was immediately borrowed by the Company and the proceeds were used to pay in full the outstanding principal balances under the Term Loan B Facility due October 2025 and Term Loan B2 Facility due March 2027. The Tranche B3 Facility is subject to the same covenants and events of default as the Company's existing Term Loan Facilities.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Borrowings under the Term Loan B3 Facility due February 2031 amortize quarterly beginning on July 31, 2024 at 0.25% of the original borrowed amount with the remaining unamortized balance due in full upon its maturity on February 8, 2031. Borrowings will bear interest based on the Term Secured Overnight Financing Rate ("Term SOFR") or a base rate, plus an applicable margin of 1.875% for Term SOFR loans and 0.875% for base rate loans. In the event any portion of the Term Loan B3 Facility due February 2031 is repaid prior to August 8, 2024 as a result of a repricing event, the Company will be required to repay a 1.00% fee of the amount repaid. After this initial six month period, the Term Loan B3 Facility due February 2031 may be prepaid at any time without penalty and is subject to the same mandatory prepayments, including from excess cash flow, as the Company’s existing term loans under the Credit Facility.
During the three months ended May 3, 2024, the Company incurred $5 million of debt issuance costs associated with the Sixth Amendment, of which $3 million was recognized in interest expense and the remaining $2 million deferred and amortized to interest expense through the maturity date of the facility utilizing the effective interest rate method.
During the three months ended May 3, 2024, the Company made a scheduled principal payment of $15 million on the Term Loan A Facility due June 2027. During the three months ended May 3, 2024, the Company borrowed and repaid $190 million under the Revolving Credit Facility. There was no balance outstanding on the Revolving Credit Facility as of May 3, 2024. Commitment fees for undrawn amounts under the Revolving Credit Facility range from 0.125% to 0.25% per annum based on the Company’s leverage ratio. As of May 3, 2024, the Company was in compliance with the covenants under its Credit Facility.
As of May 3, 2024 and February 2, 2024, the carrying value of the Company’s outstanding debt obligations approximated its fair value. The fair value of long-term debt is calculated using Level 2 inputs, based on interest rates available for debt with terms and maturities similar to the Company’s Term Loan Facilities and Senior Notes.
Maturities of long-term debt as of May 3, 2024 are:

Fiscal Year	Total
(in millions)
Remainder of 2025	$65
2026	113
2027	128
2028	896
2029	406
Thereafter	486
Total principal payments	$2,094

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 8—Derivative Instruments Designated as Cash Flow Hedges:
The Company’s derivative instruments designated as cash flow hedges consist of:

					Fair Value of Asset(1) at
	Notional Amount at May 3, 2024	Pay Fixed Rate	Receive Variable Rate	Settlement and Termination	May 3, 2024	February 2, 2024
	(in millions)				(in millions)
Interest rate swaps	$685	2.96%	1-month Term SOFR	Monthly through October 31, 2025	$19	$15
(1)    The fair value of the fixed interest rate swap asset is included in "Other assets" on the condensed consolidated balance sheets.
The Company is party to fixed interest rate swap instruments that are designated and accounted for as cash flow hedges to manage risks associated with interest rate fluctuations on a portion of the Company’s floating rate debt within the Credit Facility. The counterparties to all swap agreements are financial institutions.
See Note 9—Changes in Accumulated Other Comprehensive Income (Loss) by Component for the unrealized change in fair values on cash flow hedges recognized in other comprehensive income (loss) and the amounts reclassified from accumulated other comprehensive income (loss) into earnings for the current and comparative periods presented. The Company estimates that it will reclassify $14 million of unrealized gains from accumulated other comprehensive income into earnings in the twelve months following May 3, 2024.
Note 9—Changes in Accumulated Other Comprehensive Income (Loss) by Component:
The following table presents the changes in accumulated other comprehensive income (loss) attributable to the Company’s fixed interest rate swap cash flow hedges that are discussed in Note 8—Derivative Instruments Designated as Cash Flow Hedges and the Company's defined benefit plans.

	Unrealized Gains (Losses) on Fixed Interest Rate Swap Cash Flow Hedges(1)	Defined Benefit Obligation Adjustment	Total
	(in millions)
Three months ended May 3, 2024
Balance at February 2, 2024	$11	$5	$16
Other comprehensive income before reclassifications	8	—	8
Amounts reclassified from accumulated other comprehensive income	(4)	—	(4)
Income tax impact	(1)	—	(1)
Net other comprehensive income	3	—	3
Balance at May 3, 2024	$14	$5	$19

Three months ended May 5, 2023
Balance at February 3, 2023	$18	$4	$22
Other comprehensive loss before reclassifications	(2)	—	(2)
Amounts reclassified from accumulated other comprehensive loss	(6)	—	(6)
Income tax impact	2	—	2
Net other comprehensive loss	(6)	—	(6)
Balance at May 5, 2023	$12	$4	$16
(1)The amount reclassified from accumulated other comprehensive income (loss) is included in "Interest expense, net."

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 10—Sales of Receivables:
The Company has a Master Accounts Receivable Purchase Agreement ("MARPA Facility") with MUFG Bank, Ltd. (the "Purchaser") for the sale of up to a maximum amount of $300 million of certain designated eligible receivables with the U.S. government.
During the three months ended May 3, 2024 and May 5, 2023, the Company incurred purchase discount fees of $3 million, which are presented in "Other (income) expense, net" on the condensed consolidated statements of income and are reflected as cash flows from operating activities on the condensed consolidated statements of cash flows.
MARPA Facility activity consisted of the following:

	Three Months Ended
	May 3, 2024	May 5, 2023
	(in millions)
Beginning balance	$205	$250
Sale of receivables	994	866
Cash collections	(915)	(866)
Outstanding balance sold to Purchaser(1)	284	250
Cash collected, not remitted to Purchaser(2)	(66)	(40)
Remaining sold receivables	$218	$210
(1)    For the three months ended May 3, 2024, the Company recorded a net increase of $79 million to cash flows from operating activities from sold receivables. For the three months ended May 5, 2023, there was no net impact to cash flows from operating activities from sold receivables.
(2)    Primarily represents the cash collected on behalf of but not yet remitted to the Purchaser as of May 3, 2024 and May 5, 2023. This balance is included in "Accounts payable" on the condensed consolidated balance sheets.
Note 11—Business Segments Information:
Effective February 3, 2024, the first day of fiscal 2025, the Company completed a business reorganization which replaced its previous two customer facing operating sectors with five customer facing business groups supported by the enterprise organizations, including the Innovation Factory. The five business groups represent the Company’s operating segments and have been aggregated into two reportable segments (Defense and Intelligence, and Civilian) given the similarity in economic and qualitative characteristics, and based on the nature of the customers they serve. The Company defines its operating segments based on the way the CODM, currently the Company's CEO, manages the operations for the purpose of allocating resources and assessing performance.
The Defense and Intelligence segment provides a diverse portfolio of national security solutions to the defense and intelligence departments and agencies of the United States Government.
The Civilian segment provides solutions to the civilian markets, encompassing federal, state, and local governments, in order to deliver services for citizen well-being and protecting lives. This includes integrating solutions into a spectrum of public service missions that impact travel, trade, health and the economy.
The offerings of both reportable segments entail the integration of emerging technologies into mission critical operations that modernize and enable national imperatives, including IT modernization, digital engineering, AI, mission systems support, training and simulation, and ground vehicles support. These services include end-to-end solutions spanning the design, development, integration, deployment, management and operations, sustainment and security of the customers’ entire IT infrastructure.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Costs associated with corporate functions that are not allocable to the reportable segments are presented as Corporate.
The segment information for the periods presented was as follows:

	Three Months Ended
	May 3, 2024	May 5, 2023
	(in millions)
Revenues:
Defense and Intelligence	$1,436	$1,597
Civilian	411	431
Total revenues	$1,847	$2,028

Operating income (loss):
Defense and Intelligence	$107	$124
Civilian	34	42
Corporate	(10)	(9)
Total operating income	$131	$157
The income statement performance measures regularly provided to the CODM are "Revenues" and "Operating income." As a result, "Interest expense, net," "Other (income) expense, net" and "Provision for income taxes" as reported in the condensed consolidated statements of income are not allocated to the Company's segments.
Asset information by segment is not a key measure of performance used by the CODM.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Government Investigations, Audits and Reviews
The Company is routinely subject to investigations and reviews relating to compliance with various laws and regulations with respect, in particular, to its role as a contractor to federal, state and local government customers and in connection with performing services in countries outside of the United States. U.S. government agencies, including the Defense Contract Audit Agency ("DCAA"), the Defense Contract Management Agency and others, routinely audit and review a contractor’s performance on government contracts, indirect rates and pricing practices, and compliance with applicable contracting and procurement laws, regulations and standards. They also review the adequacy of the contractor’s compliance with government standards for its business systems. Adverse findings in these investigations, audits, or reviews can lead to criminal, civil or administrative proceedings, and the Company could face disallowance of previously billed costs, penalties, fines, compensatory damages and suspension or debarment from doing business with governmental agencies. Due to the Company’s reliance on government contracts, adverse findings could also have a material impact on the Company’s business, including its financial position, results of operations and cash flows.
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
As of May 3, 2024, the Company believes it has adequately reserved for estimated net amounts to be refunded to customers for potential adjustments for indirect cost audits and compliance with U.S. government Cost Accounting Standards.
Letters of Credit and Surety Bonds
The Company has outstanding obligations relating to letters of credit of $10 million as of May 3, 2024, principally related to guarantees on insurance policies. The Company also has outstanding obligations relating to surety bonds of $19 million, principally related to performance and payment bonds on the Company’s contracts.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations and quantitative and qualitative disclosures about market risk should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes. It contains forward-looking statements (which may be identified by words such as those described in “Risk Factors—Forward-Looking Statement Risks” in Part I of the most recently filed Annual Report on Form 10-K), including statements regarding our intent, belief, or current expectations with respect to, among other things, trends affecting our financial condition or results of operations (including our financial targets discussed below under “Management of Operating Performance and Reporting” and “Liquidity and Capital Resources”); backlog; our industry; government budgets and spending; market opportunities; the impact of competition; and the impact of acquisitions and divestitures. Such statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those in the forward-looking statements as a result of various factors. Risks, uncertainties and assumptions that could cause or contribute to these differences include those discussed below, in “Risk Factors” in Part II of this report and in Part I of the most recently filed Annual Report on Form 10-K. Due to such risks, uncertainties and assumptions, you are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date hereof. We do not undertake any obligation to update these factors or to publicly announce the results of any changes to our forward-looking statements due to future results or developments.
We use the terms "SAIC," the “Company,” “we,” “us” and “our” to refer to Science Applications International Corporation and its consolidated subsidiaries.
The Company utilizes a 52/53 week fiscal year, ending on the Friday closest to January 31, with fiscal quarters typically consisting of 13 weeks. Fiscal 2025 began on February 3, 2024 and ends on January 31, 2025, while fiscal 2024 began on February 4, 2023 and ended on February 2, 2024.
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
Effective February 3, 2024, the first day of fiscal 2025, we completed a business reorganization which replaced our previous two operating sectors with five customer facing business groups supported by the enterprise organizations, including the Innovation Factory. The five business groups represent our operating segments and have been aggregated into two reportable segments (Defense and Intelligence, and Civilian) given the similarity in economic and qualitative characteristics, and based on the nature of the customers they serve.
The Defense and Intelligence segment provides a diverse portfolio of national security solutions to the defense and intelligence departments and agencies of the United States Government.
The Civilian segment provides solutions to the civilian markets, encompassing federal, state, and local governments, in order to deliver services for citizen well-being and protecting lives. This includes integrating solutions into a spectrum of public service missions that impact travel, trade, health and the economy.
The offerings of both reportable segments entail the integration of emerging technologies into mission critical operations that modernize and enable national imperatives, including IT modernization, digital engineering, artificial intelligence ("AI"), mission systems support, training and simulation, and ground vehicles support. These services include end-to-end solutions spanning the design, development, integration, deployment, management and operations, sustainment and security of the customers’ entire IT infrastructure.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
Our Innovation Factory supports the operating segments by developing superior enterprise-class solutions which are delivered to the our customers as stand-alone solutions or integrated with and aligned to product offerings through the operations of the business to meet complex customer needs and accelerate digital transformation. The Innovation Factory includes designated teams focused on AI, application development, network services, platforms and cloud, and cyber. It uses a highly automated, cloud-hosted tool set to rapidly build, test and deploy solutions quickly and works with customers to enhance solutions going forward.
Costs associated with corporate functions that are not allocable to the reportable segments are presented as Corporate. See Note 11—Business Segments Information to the condensed consolidated financial statements contained within this report for additional information.
Economic Opportunities, Challenges, and Risks
During the three months ended May 3, 2024, we generated 98% of our revenues from contracts with the U.S. government, including subcontracts on which we perform. Our business performance is affected by the overall level of U.S. government spending and the alignment of our offerings and capabilities with the budget priorities of the U.S. government. Appropriations measures passed in December 2022 provided full funding for the federal government through the end of government fiscal year ("GFY") 2023. In March 2024, the President signed appropriation measures that provide funding for GFY 2024 for all of the U.S. government and submitted the GFY 2025 budget request which adheres to the Fiscal Responsibility Act of 2023. The GFY 2025 budget includes 1% growth for defense budgets and an overall 1% growth for non-defense budgets. If Congress is not able to pass the GFY 2025 funding measures by the end of September 2024, it could result in the U.S. government operating on a continuing resolution or could potentially lead to a partial or full government shutdown.
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
We succeed as a business based on the solutions we deliver, our past performance, and our ability to compete on price. Our solutions are inspired through innovation based on adoption of best practices and technology integration of the best capabilities available. Our Innovation Factory develops superior enterprise-class solutions which are delivered to our customers as stand-alone solutions or integrated with and aligned to our product offerings to meet complex customer needs and accelerate the digital transformation. Our past performance was achieved by employees dedicated to supporting our customers' most challenging missions. Our current cost structure and

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
ongoing efforts to reduce costs by strategic sourcing and developing repeatable offerings sold "as a service" and as managed services in a more commercial business model are expected to allow us to compete effectively on price in an evolving environment. Our ability to be competitive in the future will continue to be driven by our reputation for successful program execution, competitive cost structure, development of new pricing and business models, and efficiencies in assigning the right people, at the right time, in support of our contracts.
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
Condensed Consolidated Results of Operations
The primary financial performance measures we use to manage our business and monitor results of operations are revenues, operating income, and cash flows from operating activities. The following table summarizes our condensed consolidated results of operations:

	Three Months Ended
	May 3, 2024	Percent change	May 5, 2023
	(dollars in millions)
Revenues	$1,847	(9%)	$2,028
Cost of revenues	1,634	(9%)	1,793
As a percentage of revenues	88.5%		88.4%
Selling, general and administrative expenses	85	1%	84
(Gain) loss on divestitures, net of transaction costs	—	(100%)	(6)
Other operating (income) expense	(3)	100%	—
Operating income	131	(17%)	157
As a percentage of revenues	7.1%		7.7%
Provision for income taxes	$(18)	28%	$(25)
Net income	$77	(21%)	$98
Net cash provided by operating activities	$98	20%	$82
Revenues. Revenues decreased $181 million for the three months ended May 3, 2024 as compared to the same period in the prior year primarily due to the sale of the Supply Chain Business ($188 million) in the prior year (see Note 4—Divestitures to the condensed consolidated financial statements), and contract completions. This was partially offset by ramp up in volume on existing and new contracts. Adjusting for the impact of the divestiture, revenues grew 0.4%.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
Operating Income. Operating income as a percentage of revenues for the three months ended May 3, 2024 decreased from the comparable prior year period primarily due to sale of the Supply Chain Business in the prior year, a gain recognized from the deconsolidation of FSA in the prior year period, and contract completions, partially offset by ramp up in volume on existing and new contracts.
Income Taxes. Our effective income tax rate was 19.0% and 20.0% for the three months ended May 3, 2024 and May 5, 2023, respectively. Our effective tax rate for the three months ended May 3, 2024, is lower compared to the effective tax rate from the same period in the prior year primarily due to higher tax benefits from the deduction for foreign-derived intangible income.
Beginning in fiscal 2023, the Tax Cuts and Jobs Act of 2017 eliminated the option to deduct research and development expenditures immediately in the year incurred and requires taxpayers to amortize such expenditures over five years for tax purposes. While the impact to income taxes payable was most significant in fiscal 2023, this impact will decrease over the five-year amortization period and is anticipated to be immaterial in year six. The actual impact will depend on the amount of research and development costs incurred by us, whether Congress modifies or repeals this provision and whether new guidance and interpretive rules are issued by the U.S. Treasury, among other factors.
In December 2021, the Organisation for Economic Co-operation and Development (OECD) enacted model rules for a new 15% global minimum tax framework (“Pillar Two”) which became effective in certain jurisdictions beginning in fiscal 2024. We do not anticipate Pillar Two to have a significant impact on our effective tax rate or our consolidated results of operations, financial position, and cash flows.
Cash Flows Provided by Operating Activities. Cash flows provided by operating activities increased $16 million for the three months ended May 3, 2024 as compared to the prior year primarily due to the higher cash provided by the Master Accounts Receivable Purchase Agreement ("MARPA Facility") in the current year (see Note 10—Sales of Receivables to the condensed consolidated financial statements contained within this report for additional information), partially offset by higher incentive-based compensation payments in the current year and other changes in working capital.
Segment and Corporate Results
The primary financial performance measures we use to manage our reportable segments and monitor results of operations are revenues and operating income. The following tables summarize our results of operations by reportable segment:

Defense and Intelligence	Three Months Ended
	May 3, 2024	Percent change	May 5, 2023
	(dollars in millions)
Revenues	$1,436	(10%)	$1,597
Operating income	$107	(14%)	$124
As a percentage of revenues	7.5%		7.8%
Revenues: Revenues decreased $161 million for the three months ended May 3, 2024 as compared to the same period in the prior year primarily due to the sale of the Supply Chain Business ($188 million) in the prior year, and contract completions. This was partially offset by ramp up in volume on existing and new contracts. Adjusting for the impact of the divestiture, revenues grew 1.9%.
Operating Income. Operating income as a percentage of revenues for the three months ended May 3, 2024 decreased from the comparable prior year period primarily due to the sale of the Supply Chain Business in the prior year.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Civilian	Three Months Ended
	May 3, 2024	Percent change	May 5, 2023
	(dollars in millions)
Revenues	$411	(5%)	$431
Operating income	$34	(19%)	$42
As a percentage of revenues	8.3%		9.7%
Revenues: Revenues decreased $20 million for the three months ended May 3, 2024 as compared to the same period in the prior year primarily due to reduced volume partially offset by new contracts.
Operating Income. Operating income as a percentage of revenues for the three months ended May 3, 2024 decreased from the comparable prior year period primarily due to reduced volume.

Corporate	Three Months Ended
	May 3, 2024	Percent change	May 5, 2023
	(dollars in millions)
Operating loss	$(10)	11%	$(9)
Operating Loss. Operating loss increased $1 million for the three months ended May 3, 2024 as compared to the same period in the prior year primarily due to the gain recognized from the deconsolidation of FSA in the prior year period, partially offset by lower selling, general and administrative expenses.
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
EBITDA and Adjusted EBITDA. The performance measure EBITDA is calculated by taking net income and excluding interest and loss on sale of receivables, provision for income taxes, and depreciation and amortization. Adjusted EBITDA is a performance measure that excludes costs that we do not consider to be indicative of our ongoing performance. Adjusted EBITDA is calculated by taking EBITDA and excluding acquisition and integration costs, impairments, restructuring costs, and any other material non-recurring costs. Integration costs are costs to integrate acquired companies including costs of strategic consulting services, facility consolidation and employee related costs such as retention and severance costs. The acquisition and integration costs relate to our acquisitions.
We believe that EBITDA and adjusted EBITDA provide management and investors with useful information in assessing trends in our ongoing operating performance and may provide greater visibility in understanding our long-term financial performance.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
EBITDA and adjusted EBITDA for the periods presented were calculated as follows:

	Three Months Ended
	May 3, 2024	May 5, 2023
	(dollars in millions)
Net income	$77	$98
Interest expense, net and loss on sale of receivables	37	35
Provision for income taxes	18	25
Depreciation and amortization	35	36
EBITDA	167	194
EBITDA as a percentage of revenues	9.0%	9.6%
Acquisition and integration costs(1)	(2)	—
Restructuring and impairment costs	2	1
Recovery of acquisition and integration costs and restructuring and impairment costs(2)	(1)	—
(Gain) loss on divestitures, net of transaction costs	—	(6)
Adjusted EBITDA	$166	$189
Adjusted EBITDA as a percentage of revenues	9.0%	9.3%
(1)    Adjustment consists of a reversal of immaterial costs related to the Koverse acquisition.
(2)    Adjustment reflects the portion of acquisition and integration costs and restructuring and impairment costs recovered through our indirect rates in accordance with U.S. government Cost Accounting Standards.

Adjusted EBITDA as a percentage of revenues for the three months ended May 3, 2024 decreased to 9.0% from 9.3% in the prior year period, primarily due to contract completions, partially offset by ramp up in volume on existing and new contracts.
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
The estimated value of our total backlog as of the dates presented was:

	May 3, 2024			February 2, 2024
	Defense and Intelligence	Civilian	Total SAIC	Defense and Intelligence	Civilian	Total SAIC
	(in millions)
Funded backlog	$2,629	$839	$3,468	$2,707	$832	$3,539
Negotiated unfunded backlog	17,226	2,870	20,096	16,316	2,908	19,224
Total backlog	$19,855	$3,709	$23,564	$19,023	$3,740	$22,763
We had net bookings worth an estimated $2.6 billion during the three months ended May 3, 2024.
Contract Types. Our earnings and profitability may vary materially depending on changes in the proportionate amount of revenues derived from each type of contract. For a discussion of the types of contracts under which we generate revenues, see “Business - Contract Types” in Part I, Item 1 of the most recently filed Annual Report on Form 10-K. The following table summarizes revenues by contract type as a percentage of each reportable segment and total SAIC revenues for the periods presented:

	Three Months Ended May 3, 2024
	Defense and Intelligence	Civilian	Total SAIC
	(in millions)
Cost reimbursement	79%	5%	62%
Time and materials ("T&M")	10%	65%	23%
Firm-fixed price ("FFP")	11%	30%	15%
Total	100%	100%	100%

	Three Months Ended May 5, 2023
	Defense and Intelligence	Civilian	Total SAIC
	(in millions)
Cost reimbursement	68%	5%	55%
Time and materials ("T&M")	7%	59%	18%
Firm-fixed price ("FFP")	25%	36%	27%
Total	100%	100%	100%
The change in contract mix for the three months ended May 3, 2024 is primarily due to a decrease in firm-fixed price type contracts due to the divestiture of the Supply Chain Business in the prior year, which historically had a higher proportion of these contracts.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
Cost of Revenues Mix. We generate revenues by providing a customized mix of services to our customers. The profit generated from our service contracts is affected by the proportion of cost of revenues incurred from the efforts of our employees (which we refer to below as labor-related cost of revenues), the efforts of our subcontractors and the cost of materials used in the performance of our service obligations under our contracts. Contracts performed with a higher proportion of SAIC labor are generally more profitable. The following table presents cost mix as a percentage of each reportable segment and total SAIC revenues for the periods presented:

	Three Months Ended May 3, 2024
	Defense and Intelligence	Civilian	Total SAIC
	(in millions)
Labor-related cost of revenues	58%	59%	58%
Subcontractor-related cost of revenues	30%	30%	30%
Other materials-related cost of revenues	12%	11%	12%
Total	100%	100%	100%

	Three Months Ended May 5, 2023
	Defense and Intelligence	Civilian	Total SAIC
	(in millions)
Labor-related cost of revenues	50%	56%	52%
Subcontractor-related cost of revenues	28%	33%	29%
Supply chain materials-related cost of revenues	11%	—%	8%
Other materials-related cost of revenues	11%	11%	11%
Total	100%	100%	100%
The change in cost of revenues mix for the three months ended May 3, 2024 is primarily due to a decrease in supply chain materials-related costs due to the divestiture of the Supply Chain Business in the prior year.
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
During the first quarter of fiscal 2025, we amended our Credit Facility. See Note 7—Debt Obligations to the condensed consolidated financial statements contained within this report for additional information.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
Historical Cash Flow Trends
The following table summarizes our cash flows:

	Three Months Ended
	May 3, 2024	May 5, 2023
	(in millions)
Net cash provided by operating activities	$98	$82
Net cash (used in) provided by investing activities	(7)	336
Net cash used in financing activities	(136)	(105)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(45)	$313
Net Cash Provided by Operating Activities. Refer to “Results of Operations” above for a discussion of the changes in cash provided by operating activities between the three months ended May 3, 2024 and the comparable prior year period.
Net Cash (Used in) Provided by Investing Activities. Cash used investing activities for the three months ended May 3, 2024 was $7 million compared to cash provided by investing activities of $336 million in the prior year period. This change is primarily due to the $355 million of cash proceeds for the sale of the Supply Chain Business in the prior year period (see Note 4 to the condensed consolidated financial statements).
Net Cash Used in Financing Activities. Cash used in financing activities for the three months ended May 3, 2024 increased compared to the prior year period primarily due to higher principal payments, net of proceeds received from borrowings and higher share repurchases in the current year.
Critical Accounting Policies and Estimates
There have been no changes to our critical accounting policies and estimates during the three months ended May 3, 2024 from those disclosed in our most recently filed Annual Report on Form 10-K.
Recently Issued But Not Yet Adopted Accounting Pronouncements
For information on recently issued but not yet adopted accounting pronouncements, see Note 1 to the condensed consolidated financial statements contained within this report.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our market risks from those discussed in our most recently filed Annual Report on Form 10-K.
Item 4. Controls and Procedures
Our management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) and have concluded that as of May 3, 2024 these controls and procedures were operating and effective.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarterly period covered by this report which materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
PART II—OTHER INFORMATION
Item 1. Legal Proceedings
We have provided information about legal proceedings in which we are involved in our fiscal 2024 Annual Report on Form 10-K, and we have provided an update to this information in Note 12—Legal Proceedings and Other Commitments and Contingencies to the condensed consolidated financial statements contained within this report, which is incorporated herein by reference.
In addition to the described legal proceedings, we are routinely subject to investigations and reviews relating to compliance with various laws and regulations. Additional information regarding such investigations and reviews is included in our fiscal 2024 Annual Report on Form 10-K, and we have also updated this information in Note 12—Legal Proceedings and Other Commitments and Contingencies to the condensed consolidated financial statements contained within this report, under the heading “Government Investigations, Audits and Reviews,” which is incorporated herein by reference.
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
The following table presents repurchases of our common stock during the three months ended May 3, 2024:

Period(1)	Total Number of Shares (or Units) Purchased(2)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(3)
February 3, 2024 - March 8, 2024	224,038	$135.86	223,732	3,954,245
March 9, 2024 - April 5, 2024	183,855	131.86	183,534	3,770,711
April 6, 2024 - May 3, 2024	204,535	127.22	204,535	3,566,176
Total	612,428	$131.77	611,801
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
(3)In June 2022, the number of shares that may be purchased increased by 8.0 million shares, bringing the total authorized shares to be repurchased under the plan to approximately 24.4 million shares. As of May 3, 2024, we have repurchased approximately 20.9 million shares of common stock under the program.
Item 3. Defaults Upon Senior Securities
No information is required in response to this item.
Item 4. Mine Safety Disclosures
No information is required in response to this item.
Item 5. Other Information
During the three months ended May 3, 2024, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as such terms are defined in Item 408 of Regulation S-K.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
Item 6. Exhibits

Exhibit Number	Description of Exhibit

10.1*	First Amendment to the Science Applications International Corporation 2023 Equity Incentive Plan, effective March 5, 2024.

10.2*	First Amendment to the Science Applications International Corporation Amended and Restated 2013 Employee Stock Purchase Plan, effective March 5, 2024.

10.3
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
Date: June 3, 2024

Science Applications International Corporation

/s/ Prabu Natarajan
Prabu Natarajan Executive Vice President and Chief Financial Officer