Form 10-Q
period 2024-08-02
Science Applications International Corp
filed 2024-09-05
CIK 1571123

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 2, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares issued and outstanding of the registrant’s common stock as of August 23, 2024 was as follows:
49,520,103 shares of common stock ($.0001 par value per share)

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
FORM 10-Q

-i-

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
	August 2, 2024	August 4, 2023	August 2, 2024	August 4, 2023
	(in millions, except per share amounts)
Revenues	$1,818	$1,784	$3,665	$3,812
Cost of revenues	1,608	1,568	3,242	3,361
Selling, general and administrative expenses	77	88	162	172
(Gain) loss on divestitures, net of transaction costs	—	(234)	—	(240)
Other operating (income) expense	(1)	—	(4)	—
Operating income	134	362	265	519
Interest expense, net	31	29	65	61
Other (income) expense, net	3	(2)	5	—
Income before income taxes	100	335	195	458
Provision for income taxes	(19)	(88)	(37)	(113)
Net income	$81	$247	$158	$345
Earnings per share:
Basic	$1.59	$4.60	$3.08	$6.40
Diluted	$1.58	$4.56	$3.06	$6.35

See accompanying notes to condensed consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
	August 2, 2024	August 4, 2023	August 2, 2024	August 4, 2023
	(in millions)
Net income	$81	$247	$158	$345
Other comprehensive (loss) income, net of tax:
Net unrealized (loss) gain on derivative instruments	(8)	7	(5)	1
Total other comprehensive (loss) income, net of tax	(8)	7	(5)	1
Comprehensive income	$73	$254	$153	$346

See accompanying notes to condensed consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	August 2, 2024	February 2, 2024
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$48	$94
Receivables, net	946	914
Prepaid expenses and other current assets	109	123
Total current assets	1,103	1,131
Goodwill	2,851	2,851
Intangible assets, net	836	894
Property, plant, and equipment (net of accumulated depreciation of $193 million and $184 million at August 2, 2024 and February 2, 2024, respectively)	95	91
Operating lease right of use assets	168	152
Other assets	197	195
Total assets	$5,250	$5,314

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$639	$567
Accrued payroll and employee benefits	338	370
Other accrued liabilities	118	144
Debt, current portion	197	77
Total current liabilities	1,292	1,158
Debt, net of current portion	1,970	2,022
Operating lease liabilities	158	147
Deferred income taxes	19	28
Other long-term liabilities	186	174
Commitments and contingencies (Note 12)
Equity:
Common stock, $0.0001 par value, 1 billion shares authorized, 50 million and 52 million shares issued and outstanding as of August 2, 2024 and February 2, 2024, respectively	—	—
Additional paid-in capital	63	337
Retained earnings	1,551	1,432
Accumulated other comprehensive income	11	16
Total stockholders' equity	1,625	1,785
Total liabilities and stockholders' equity	$5,250	$5,314

See accompanying notes to condensed consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

	Shares of common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Non-controlling interest	Total
	(in millions)
Balance at May 3, 2024	51	$251	$1,489	$19	$—	$1,759
Net income	—	—	81	—	—	81
Issuances of stock	—	5	—	—	—	5
Other comprehensive loss, net of tax	—	—	—	(8)	—	(8)
Cash dividends of $0.37 per share	—	—	(19)	—	—	(19)
Stock-based compensation, net of shares withheld for taxes(1)	—	11	—	—	—	11
Repurchases of stock	(1)	(204)	—	—	—	(204)
Balance at August 2, 2024	50	$63	$1,551	$11	$—	$1,625

Balance at February 2, 2024	52	$337	$1,432	$16	$—	$1,785
Net income	—	—	158	—	—	158
Issuances of stock	—	9	—	—	—	9
Other comprehensive loss, net of tax	—	—	—	(5)	—	(5)
Cash dividends of $0.74 per share	—	—	(39)	—	—	(39)
Stock-based compensation, net of shares withheld for taxes(1)	—	2	—	—	—	2
Repurchases of stock	(2)	(285)	—	—	—	(285)
Balance at August 2, 2024	50	$63	$1,551	$11	$—	$1,625

Balance at May 5, 2023	54	$563	$1,113	$16	$—	$1,692
Net income	—	—	247	—	—	247
Issuances of stock	—	5	—	—	—	5
Other comprehensive income, net of tax	—	—	—	7	—	7
Cash dividends of $0.37 per share	—	—	(20)	—	—	(20)
Stock-based compensation, net of shares withheld for taxes(1)	—	14	—	—	—	14
Repurchases of stock	(1)	(102)	—	—	—	(102)
Balance at August 4, 2023	53	$480	$1,340	$23	$—	$1,843

Balance at February 3, 2023	54	$637	$1,035	$22	$10	$1,704
Net income	—	—	345	—	—	345
Issuances of stock	1	9	—	—	—	9
Other comprehensive income, net of tax	—	—	—	1	—	1
Cash dividends of $0.74 per share	—	—	(40)	—	—	(40)
Stock-based compensation, net of shares withheld for taxes(1)	—	7	—	—	—	7
Repurchases of stock	(2)	(173)	—	—	—	(173)
Deconsolidation of non-controlling interest	—	—	—	—	(10)	(10)
Balance at August 4, 2023	53	$480	$1,340	$23	$—	$1,843
(1)    During the three months ended August 2, 2024 and August 4, 2023, shares withheld for taxes related to stock-based compensation arrangements amounted to $1 million. During the six months ended August 2, 2024 and August 4, 2023, shares withheld for taxes related to stock-based compensation arrangements amounted to $23 million and $20 million, respectively.

See accompanying notes to condensed consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	August 2, 2024	August 4, 2023
	(in millions)
Cash flows from operating activities:
Net income	$158	$345
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	69	72
Deferred income taxes	(8)	(25)
Stock-based compensation expense	25	27
(Gain) loss on sale of long-lived assets	—	(3)
(Gain) loss on divestitures	—	(247)
Other	(3)	—
Increase (decrease) resulting from changes in operating assets and liabilities, net of the effect of divestitures:
Receivables	(32)	(90)
Prepaid expenses and other current assets	14	8
Other assets	(1)	(3)
Accounts payable and accrued liabilities	41	52
Accrued payroll and employee benefits	(32)	9
Income taxes payable	(2)	74
Operating lease assets and liabilities, net	(5)	(2)
Other long-term liabilities	12	15
Net cash provided by operating activities	236	232
Cash flows from investing activities:
Expenditures for property, plant, and equipment	(12)	(12)
Purchases of marketable securities	(8)	(5)
Sales of marketable securities	6	4
Proceeds from sale of long-lived assets	—	3
Proceeds from divestitures	—	355
Cash divested upon deconsolidation of joint venture	—	(8)
Other	(2)	(3)
Net cash (used in) provided by investing activities	(16)	334
Cash flows from financing activities:
Dividend payments to stockholders	(39)	(41)
Principal payments on borrowings	(606)	(260)
Issuances of stock	9	8
Stock repurchased and retired or withheld for taxes on equity awards	(304)	(190)
Proceeds from borrowings	673	160
Net cash used in financing activities	(267)	(323)
Net (decrease) increase in cash, cash equivalents and restricted cash	(47)	243
Cash, cash equivalents and restricted cash at beginning of period	103	118
Cash, cash equivalents and restricted cash at end of period	$56	$361

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
The offerings of both reportable segments entail the integration of emerging technologies into mission critical operations that modernize and enable national imperatives, including IT modernization, digital engineering, artificial intelligence ("AI"), mission systems support and advisory, training and simulation, and ground vehicles support. These services include end-to-end solutions spanning the design, development, integration, deployment, management and operations, sustainment and security of the customers’ entire IT infrastructure.
The Company's Innovation Factory supports the operating segments by developing enterprise-class solutions which are delivered to the Company's customers as stand-alone solutions or integrated with and aligned to product offerings through the operations of the business to meet complex customer needs and accelerate digital transformation. The Innovation Factory includes designated teams focused on AI, application development, network services, platforms and cloud, and cybersecurity. It uses a highly automated, cloud-hosted tool set to rapidly build, test and deploy solutions and works with customers to enhance solutions going forward.
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
Marketable Securities
Investments in marketable securities consist of equity securities, which are recorded at fair value using observable inputs such as quoted prices in active markets (Level 1). As of August 2, 2024 and February 2, 2024, the fair value of the Company's investments totaled $36 million and $32 million, respectively, and are included in "Other assets" on the condensed consolidated balance sheets. The Company's investments are primarily held in a custodial account, which includes investments to fund its deferred compensation plan liabilities.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported on the condensed consolidated balance sheets for the periods presented:

	August 2, 2024	February 2, 2024
	(in millions)
Cash and cash equivalents	$48	$94
Restricted cash included in prepaid expenses and other current assets	4	4
Restricted cash included in other assets	4	5
Cash, cash equivalents and restricted cash	$56	$103
Restructuring Costs
The Company periodically initiates restructuring activities to support business strategies, realign resources, and enhance its operational efficiency. Restructuring costs may include severance and other employee related termination costs, costs associated with consolidating or closing facilities and consulting costs.
Restructuring costs for the three and six months ended August 2, 2024 were $2 million and $4 million, respectively, and were primarily related to activities associated with the reorganization of its business sectors into business groups and the optimization and consolidation of certain facilities. Restructuring costs for the three and six months ended August 4, 2023 were $5 million and $6 million, respectively, and were primarily associated with the optimization and consolidation of certain facilities. Restructuring costs are presented within "Selling, general and administrative expenses" on the condensed consolidated statements of income.
Accounting Standards Updates
In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The standard includes amendments that enhance annual income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The standard is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments can be applied on a prospective or retrospective basis. The Company plans to adopt this standard in fiscal 2026 and is currently evaluating the impact of adoption of this standard on its financial statement disclosures.
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. Amongst other amendments, the standard requires annual and interim disclosures of significant segment expenses that are regularly provided to the chief operating decision maker ("CODM"), and interim disclosures about a reportable segment’s profit or loss and assets that are currently required annually. This standard does not change how an entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. The standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company plans to adopt the annual disclosure in fiscal 2025 and the interim disclosure in fiscal 2026 and is currently evaluating the impact of adoption of this standard on its financial statement disclosures.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table provides a reconciliation of the weighted-average number of shares outstanding used to compute basic and diluted EPS for the periods presented:

	Three Months Ended		Six Months Ended
	August 2, 2024	August 4, 2023	August 2, 2024	August 4, 2023
	(in millions)
Basic weighted-average number of shares outstanding	50.9	53.5	51.3	53.9
Dilutive common share equivalents - stock options and other stock-based awards	0.3	0.4	0.4	0.4
Diluted weighted-average number of shares outstanding	51.2	53.9	51.7	54.3
Antidilutive stock awards excluded from the weighted-average number of shares outstanding used to compute diluted EPS for the three and six months ended August 2, 2024 and August 4, 2023 were immaterial.
Share Repurchases
The Company may repurchase shares in accordance with established repurchase plans. The Company retires its common stock upon repurchase with the excess over par value allocated to additional paid-in capital. The Company has not made any material purchases of common stock other than in connection with established share repurchase plans. In June 2022, the number of shares of the Company's common stock that may be repurchased under the Company's existing repurchase plan was increased by 8.0 million shares, bringing the total authorized shares to be repurchased under the plan to approximately 24.4 million shares. As of August 2, 2024, the Company has repurchased approximately 22.6 million shares of its common stock under the plan.
Dividends
The Company declared and paid a quarterly dividend of $0.37 per share of its common stock during the three months ended August 2, 2024.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Aggregate net changes in estimates on contracts accounted for using the cost-to-cost method of accounting were recognized in operating income as follows:

	Three Months Ended		Six Months Ended
	August 2, 2024	August 4, 2023	August 2, 2024	August 4, 2023
	(in millions, except per share amounts)
Net (unfavorable) favorable adjustments	$(1)	$(1)	$—	$4
Net (unfavorable) favorable adjustments, after tax	(1)	(1)	—	3
Diluted EPS impact	$(0.02)	$(0.02)	$—	$0.06
Revenues were $1 million higher for the six months ended August 2, 2024 and $1 million lower and $4 million higher for the three and six months ended August 4, 2023, respectively, due to net revenue recognized from performance obligations satisfied in prior periods.
Disaggregation of Revenues
The Company's revenues are generated primarily from long-term contracts with the U.S. government including subcontracts with other contractors engaged in work for the U.S. government. The Company disaggregates revenues by customer, contract type and prime versus subcontractor to the federal government for each of its reportable segments.
Disaggregated revenues by customer were as follows:

	Three Months Ended
	August 2, 2024			August 4, 2023
	Defense and Intelligence	Civilian	Total	Defense and Intelligence	Civilian	Total
	(in millions)
Department of Defense	$950	$—	$950	$917	$2	$919
Intelligence and other federal government agencies	455	369	824	469	359	828
Commercial, state and local governments and international	10	34	44	3	34	37
Total	$1,415	$403	$1,818	$1,389	$395	$1,784

	Six Months Ended
	August 2, 2024			August 4, 2023
	Defense and Intelligence	Civilian	Total	Defense and Intelligence	Civilian	Total
	(in millions)
Department of Defense	$1,924	$2	$1,926	$1,986	$4	$1,990
Intelligence and other federal government agencies	913	745	1,658	993	755	1,748
Commercial, state and local governments and international	14	67	81	7	67	74
Total	$2,851	$814	$3,665	$2,986	$826	$3,812

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Disaggregated revenues by contract type were as follows:

	Three Months Ended
	August 2, 2024			August 4, 2023
	Defense and Intelligence	Civilian	Total	Defense and Intelligence	Civilian	Total
	(in millions)
Cost reimbursement	$1,085	$20	$1,105	$1,092	$13	$1,105
Time and materials ("T&M")	162	264	426	115	243	358
Firm-fixed price ("FFP")	168	119	287	182	139	321
Total	$1,415	$403	$1,818	$1,389	$395	$1,784

	Six Months Ended
	August 2, 2024			August 4, 2023
	Defense and Intelligence	Civilian	Total	Defense and Intelligence	Civilian	Total
	(in millions)
Cost reimbursement	$2,219	$41	$2,260	$2,183	$34	$2,217
Time and materials ("T&M")	311	532	843	229	496	725
Firm-fixed price ("FFP")	321	241	562	574	296	870
Total	$2,851	$814	$3,665	$2,986	$826	$3,812
Disaggregated revenues by prime versus subcontractor were as follows:

	Three Months Ended
	August 2, 2024			August 4, 2023
	Defense and Intelligence	Civilian	Total	Defense and Intelligence	Civilian	Total
	(in millions)
Prime contractor to federal government	$1,283	$335	$1,618	$1,261	$330	$1,591
Subcontractor to federal government	122	34	156	125	31	156
Other	10	34	44	3	34	37
Total	$1,415	$403	$1,818	$1,389	$395	$1,784

	Six Months Ended
	August 2, 2024			August 4, 2023
	Defense and Intelligence	Civilian	Total	Defense and Intelligence	Civilian	Total
	(in millions)
Prime contractor to federal government	$2,592	$677	$3,269	$2,750	$696	$3,446
Subcontractor to federal government	245	70	315	229	63	292
Other	14	67	81	7	67	74
Total	$2,851	$814	$3,665	$2,986	$826	$3,812

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Contract Balances
Contract balances for the periods presented were as follows:

	Balance Sheet line item	August 2, 2024	February 2, 2024
		(in millions)
Billed and billable receivables, net(1)	Receivables, net	$574	$555
Contract assets - unbillable receivables	Receivables, net	372	359
Contract assets - contract retentions	Other assets	15	14
Contract liabilities - current	Other accrued liabilities	23	53
Contract liabilities - non-current	Other long-term liabilities	$1	$2
(1)    Net of allowance of $3 million as of August 2, 2024 and February 2, 2024.
During the three and six months ended August 2, 2024, the Company recognized revenues of $10 million and $30 million, respectively, relating to amounts that were included in the opening balance of contract liabilities as of February 2, 2024. During the three and six months ended August 4, 2023, the Company recognized revenues of $12 million and $33 million, respectively, relating to amounts that were included in the opening balance of contract liabilities as of February 3, 2023.
Remaining Performance Obligations
Remaining performance obligations ("RPO") represent the transaction price of exercised contracts (both funded and unfunded) less inception to date revenue recognized. RPO does not include unexercised option periods and future task orders expected to be awarded under IDIQ contracts. As of August 2, 2024, the Company had approximately $5.4 billion of RPO. The Company expects to recognize revenue on approximately 79% of the RPO over the next 12 months and approximately 90% over the next 24 months, with the remaining recognized thereafter.
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
The equity method investment is included within "Other assets" on the condensed consolidated balance sheets. The remeasurement resulted in a gain of $7 million which is included within "(Gain) loss on divestitures, net of transaction costs" on the condensed consolidated statements of income and is reflected within "(Gain) loss on divestitures" on the condensed consolidated statements of cash flows for the six months ended August 4, 2023. The Company estimated the fair value of its retained investment in FSA based on Level 3 inputs of the fair value hierarchy. The Company used the income approach which involves the use of estimates and assumptions, including revenue growth rates, projected operating margins, discount rates and terminal growth rates.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Sale of Logistics and Supply Chain Management Business
On May 6, 2023, the Company closed the sale of its logistics and supply chain management business ("Supply Chain Business") to ASRC Federal Holding Company, LLC ("ASRC Federal") for $356 million in cash, including $355 million received at closing and a preliminary post-closing adjustment for working capital. The Company recognized the cash as "Proceeds from divestitures" on the condensed consolidated statements of cash flows. The sale enables the Company to focus its resources on long-term strategic growth areas. During the second quarter of fiscal 2024, the Company recorded a preliminary pre-tax gain of $233 million, net of $7 million of transaction costs, which is included within "(Gain) loss on divestitures, net of transaction costs" on the condensed consolidated statements of income.
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
Note 5—Goodwill and Intangible Assets:
Goodwill
The following table presents the carrying value of goodwill by reportable segment:

	August 2, 2024	February 2, 2024
	(in millions)
Defense and Intelligence	$2,001	$2,001
Civilian	850	850
Total	$2,851	$2,851
Goodwill is not amortized, but rather tested for potential impairment annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The goodwill impairment test is performed at

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
Intangible Assets
Intangible assets, all of which were finite-lived, consisted of the following:

	August 2, 2024			February 2, 2024
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
	(in millions)
Customer relationships	$1,462	$(632)	$830	$1,462	$(574)	$888
Developed technology	10	(4)	6	10	(4)	6
Trade name	1	(1)	—	1	(1)	—
Total intangible assets	$1,473	$(637)	$836	$1,473	$(579)	$894
Amortization expense related to intangible assets was $29 million and $58 million for the three and six months ended August 2, 2024 and August 4, 2023, respectively. There were no intangible asset impairment losses during the periods presented.
As of August 2, 2024, the estimated future annual amortization expense related to intangible assets is as follows:

Fiscal Year	(in millions)
Remainder of 2025	$57
2026	115
2027	115
2028	98
2029	97
Thereafter	354
Total	$836
Actual amortization expense in future periods could differ from these estimates as a result of future acquisitions, divestitures, impairments, and other factors.
Note 6—Income Taxes:
The Company's effective income tax rate was 19.6% and 19.3% for the three and six months ended August 2, 2024, respectively, and 26.4% and 24.7% for the three and six months ended August 4, 2023, respectively. The Company’s effective tax rate primarily differs from the statutory tax rate due to the deduction for foreign derived intangible income, research and development tax credits, and stock-based compensation windfalls.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company’s effective tax rate for the three and six months ended August 2, 2024 decreased compared to the same periods in the prior year due to the non-recurrence of a gain from the disposition of the Supply Chain Business and the associated non-deductible goodwill.
Note 7—Debt Obligations:
The Company’s debt as of the dates presented was as follows:

	August 2, 2024					February 2, 2024
	Stated interest rate	Effective interest rate	Principal	Unamortized debt issuance costs	Net	Principal	Unamortized debt issuance costs	Net
			(dollars in millions)
Term Loan A Facility due June 2027	6.69%	6.81%	$1,168	$(3)	$1,165	$1,199	$(4)	$1,195
Term Loan B Facility due October 2025	—%	—%	—	—	—	328	(1)	327
Term Loan B2 Facility due March 2027	—%	—%	—	—	—	182	(2)	180
Term Loan B3 Facility due February 2031	7.22%	7.38%	509	(4)	505	—	—	—
Senior Notes due April 2028	4.88%	5.11%	400	(3)	397	400	(3)	397
Revolving Credit Facility due June 2027	6.69%	6.69%	100	—	100	—	—	—
Total debt			$2,177	$(10)	$2,167	$2,109	$(10)	$2,099
Less current portion			197	—	197	77	—	77
Total debt, net of current portion			$1,980	$(10)	$1,970	$2,032	$(10)	$2,022
As of August 2, 2024, the Company had a $2.7 billion secured credit facility (the Credit Facility) consisting of a Term Loan A Facility due June 2027, a Term Loan B3 Facility due February 2031 (together, the "Term Loan Facilities"), and a $1.0 billion Revolving Credit Facility due June 2027 (the "Revolving Credit Facility").
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
During the six months ended August 2, 2024, the Company incurred $5 million of debt issuance costs associated with the Sixth Amendment, of which $3 million was recognized in interest expense and the remaining $2 million deferred and amortized to interest expense through the maturity date of the facility utilizing the effective interest rate method.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

During the three and six months ended August 2, 2024, the Company made scheduled principal payments of $16 million and $31 million, respectively, on the Term Loan A Facility due June 2027 and made a scheduled principal payment of $1 million on the Term Loan B3 Facility due February 2031.
During the three and six months ended August 2, 2024, the Company borrowed $380 million and $570 million, respectively, and repaid $280 million and $470 million, respectively, under the Revolving Credit Facility. As of August 2, 2024, the outstanding principal under the Revolving Credit Facility was classified as current portion of debt on the condensed consolidated balance sheets. Subsequent to quarter end, the Company repaid $50 million on the Revolving Credit Facility. Commitment fees for undrawn amounts under the Revolving Credit Facility range from 0.125% to 0.25% per annum based on the Company’s leverage ratio.
As of August 2, 2024, the Company was in compliance with the covenants under its Credit Facility.
As of August 2, 2024 and February 2, 2024, the carrying value of the Company’s outstanding debt obligations approximated its fair value. The fair value of debt is calculated using Level 2 inputs, based on interest rates available for debt with terms and maturities similar to the Company’s Term Loan Facilities and Senior Notes.
Maturities of debt as of August 2, 2024 are:

Fiscal Year	Total
(in millions)
Remainder of 2025	$148
2026	113
2027	128
2028	896
2029	406
Thereafter	486
Total principal payments	$2,177
Note 8—Derivative Instruments Designated as Cash Flow Hedges:
The Company’s derivative instruments designated as cash flow hedges consist of:

					Fair Value of Asset(1) at
	Notional Amount at August 2, 2024	Pay Fixed Rate	Receive Variable Rate	Settlement and Termination	August 2, 2024	February 2, 2024
	(in millions)				(in millions)
Interest rate swaps	$685	2.96%	1-month Term SOFR	Monthly through October 31, 2025	$9	$15
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
See Note 9—Changes in Accumulated Other Comprehensive Income (Loss) by Component for the unrealized change in fair values on cash flow hedges recognized in other comprehensive income (loss) and the amounts reclassified from accumulated other comprehensive income (loss) into earnings for the current and comparative periods presented. The Company estimates that it will reclassify $8 million of unrealized gains from accumulated other comprehensive income into earnings in the twelve months following August 2, 2024.

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

	Unrealized Gains (Losses) on Fixed Interest Rate Swap Cash Flow Hedges(1)	Defined Benefit Obligation Adjustment	Total
	(in millions)
Three months ended August 2, 2024
Balance at May 3, 2024	$14	$5	$19
Other comprehensive loss before reclassifications	(6)	—	(6)
Amounts reclassified from accumulated other comprehensive income	(4)	—	(4)
Income tax impact	2	—	2
Net other comprehensive loss	(8)	—	(8)
Balance at August 2, 2024	$6	$5	$11

Three months ended August 4, 2023
Balance at May 5, 2023	$12	$4	$16
Other comprehensive income before reclassifications	15	—	15
Amounts reclassified from accumulated other comprehensive income	(6)	—	(6)
Income tax impact	(2)	—	(2)
Net other comprehensive income	7	—	7
Balance at August 4, 2023	$19	$4	$23

Six months ended August 2, 2024
Balance at February 2, 2024	$11	$5	$16
Other comprehensive income before reclassifications	2	—	2
Amounts reclassified from accumulated other comprehensive income	(8)	—	(8)
Income tax impact	1	—	1
Net other comprehensive loss	(5)	—	(5)
Balance at August 2, 2024	$6	$5	$11

Six months ended August 4, 2023
Balance at February 3, 2023	$18	$4	$22
Other comprehensive income before reclassifications	13	—	13
Amounts reclassified from accumulated other comprehensive income	(12)	—	(12)
Income tax impact	—	—	—
Net other comprehensive income	1	—	1
Balance at August 4, 2023	$19	$4	$23
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
During the three and six months ended August 2, 2024, the Company incurred purchase discount fees of $4 million and $7 million, respectively. During the three and six months ended August 4, 2023, the Company incurred purchase discount fees of $2 million and $5 million, respectively. The purchase discount fees are presented in "Other (income) expense, net" on the condensed consolidated statements of income and are reflected as cash flows from operating activities on the condensed consolidated statements of cash flows.
MARPA Facility activity consisted of the following:

	Six Months Ended
	August 2, 2024	August 4, 2023
	(in millions)
Beginning balance	$205	$250
Sale of receivables	2,065	1,425
Cash collections	(2,095)	(1,425)
Outstanding balance sold to Purchaser(1)	175	250
Cash collected, not remitted to Purchaser(2)	(31)	(25)
Remaining sold receivables	$144	$225
(1)    For the six months ended August 2, 2024, the Company recorded a net decrease of $30 million to cash flows from operating activities from sold receivables. For the six months ended August 4, 2023, there was no net impact to cash flows from operating activities from sold receivables.
(2)    Primarily represents the cash collected on behalf of but not yet remitted to the Purchaser as of August 2, 2024 and August 4, 2023. This balance is included in "Accounts payable" on the condensed consolidated balance sheets.
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Costs associated with corporate functions that are not allocable to the reportable segments are presented as Corporate.
The segment information for the periods presented was as follows:

	Three Months Ended		Six Months Ended
	August 2, 2024	August 4, 2023	August 2, 2024	August 4, 2023
	(in millions)
Revenues:
Defense and Intelligence	$1,415	$1,389	$2,851	$2,986
Civilian	403	395	814	826
Total revenues	$1,818	$1,784	$3,665	$3,812

Operating income (loss):
Defense and Intelligence	$107	$106	$214	$230
Civilian	34	43	68	85
Corporate	(7)	213	(17)	204
Total operating income (loss)	$134	$362	$265	$519
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
As of August 2, 2024, the Company believes it has adequately reserved for estimated net amounts to be refunded to customers for potential adjustments for indirect cost audits and compliance with U.S. government Cost Accounting Standards.
Letters of Credit and Surety Bonds
The Company has outstanding obligations relating to letters of credit of $9 million as of August 2, 2024, principally related to guarantees on insurance policies. The Company also has outstanding obligations relating to surety bonds of $19 million, principally related to performance and payment bonds on the Company’s contracts.
Note 13—Subsequent Events
Sale of Equity Method Investment
On August 30, 2024, Morpheus Data, one of the Company’s unconsolidated venture investments, completed a transaction to sell all its outstanding equity to Hewlett Packard Enterprise (NYSE: HPE). The carrying value of the Company’s investment was $5 million as of August 2, 2024 and is recorded within "Other assets" on the condensed consolidated balance sheets. The transaction is not expected to result in a loss for the Company.
Quarterly Dividend Declared
On August 29, 2024, the Company's Board of Directors declared a quarterly dividend of $0.37 per share of the Company's common stock payable on October 25, 2024 to stockholders of record on October 11, 2024.

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
The offerings of both reportable segments entail the integration of emerging technologies into mission critical operations that modernize and enable national imperatives, including IT modernization, digital engineering, artificial intelligence ("AI"), mission systems support and advisory, training and simulation, and ground vehicles support. These services include end-to-end solutions spanning the design, development, integration, deployment, management and operations, sustainment and security of the customers’ entire IT infrastructure.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
Our Innovation Factory supports the operating segments by developing superior enterprise-class solutions which are delivered to the our customers as stand-alone solutions or integrated with and aligned to product offerings through the operations of the business to meet complex customer needs and accelerate digital transformation. The Innovation Factory includes designated teams focused on AI, application development, network services, platforms and cloud, and cybersecurity. It uses a highly automated, cloud-hosted tool set to rapidly build, test and deploy solutions and works with customers to enhance solutions going forward.
Costs associated with corporate functions that are not allocable to the reportable segments are presented as Corporate. See Note 11—Business Segments Information to the condensed consolidated financial statements contained within this report for additional information.
Economic Opportunities, Challenges, and Risks
During the three and six months ended August 2, 2024, we generated 98% of our revenues from contracts with the U.S. government, including subcontracts on which we perform. Our business performance is affected by the overall level of U.S. government spending and the alignment of our offerings and capabilities with the budget priorities of the U.S. government. In March 2024, the President signed appropriation measures that provide funding for GFY 2024 for all of the U.S. government and submitted the GFY 2025 budget request which adheres to the Fiscal Responsibility Act of 2023. The GFY 2025 budget includes 1% growth for defense budgets and an overall 1% growth for non-defense budgets. If Congress is not able to pass the GFY 2025 funding measures by the end of September 2024, it could result in the U.S. government operating on a continuing resolution or could potentially lead to a partial or full government shutdown.
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
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
Condensed Consolidated Results of Operations
The primary financial performance measures we use to manage our business and monitor results of operations are revenues, operating income, and cash flows from operating activities. The following table summarizes our condensed consolidated results of operations:

	Three Months Ended			Six Months Ended
	August 2, 2024	Percent change	August 4, 2023	August 2, 2024	Percent change	August 4, 2023
	(dollars in millions)
Revenues	$1,818	2%	$1,784	$3,665	(4%)	$3,812
Cost of revenues	1,608	3%	1,568	3,242	(4%)	3,361
As a percentage of revenues	88.4%		87.9%	88.5%		88.2%
Selling, general and administrative expenses	77	(13%)	88	162	(6%)	172
(Gain) loss on divestitures, net of transaction costs	—	(100%)	(234)	—	(100%)	(240)
Other operating (income) expense	(1)	100%	—	(4)	100%	—
Operating income	134	(63%)	362	265	(49%)	519
As a percentage of revenues	7.4%		20.3%	7.2%		13.6%
Provision for income taxes	(19)	(78%)	(88)	(37)	(67%)	(113)
Net income	$81	(67%)	$247	$158	(54%)	$345
Revenues. Revenues increased $34 million for the three months ended August 2, 2024 as compared to the same period in the prior year primarily due to ramp up in volume on existing and new contracts, partially offset by contract completions.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
Revenues decreased $147 million for the six months ended August 2, 2024 as compared to the same period in the prior year primarily due to the sale of the Supply Chain Business ($188 million) in the prior year (see Note 4—Divestitures to the condensed consolidated financial statements), and contract completions. This was partially offset by ramp up in volume on existing and new contracts. Adjusting for the impact of the divestiture, revenues grew 1.1%.
Operating Income. Operating income as a percentage of revenues for the three months ended August 2, 2024 decreased from the comparable prior year period primarily due to the gain on the sale of the Supply Chain Business ($234 million) in the prior year period, and contract completions, partially offset by ramp up in volume on existing and new contracts.
Operating income as a percentage of revenues for the six months ended August 2, 2024 decreased from the comparable prior year period primarily due to the gain on the sale of the Supply Chain Business ($233 million) in the prior year, a gain recognized from the deconsolidation of FSA ($7 million), and contract completions, partially offset by ramp up in volume on existing and new contracts.
Income Taxes. Our effective income tax rate was 19.6% and 19.3% for the three and six months ended August 2, 2024, respectively, and 26.4% and 24.7% for the three and six months ended August 4, 2023, respectively. Our effective tax rate differs from the statutory tax rate primarily due to the deduction for foreign derived intangible income, research and development tax credits, and stock-based compensation windfalls.
Our effective tax rate for the three and six months ended August 2, 2024 decreased compared to the same periods in the previous year due to the non-recurrence of a gain from the disposition of the Supply Chain Business and the associated non-deductible goodwill.
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
Segment and Corporate Results
The primary financial performance measures we use to manage our reportable segments and monitor results of operations are revenues and operating income. The following tables summarize our results of operations by reportable segment:

Defense and Intelligence	Three Months Ended			Six Months Ended
	August 2, 2024	Percent change	August 4, 2023	August 2, 2024	Percent change	August 4, 2023
	(dollars in millions)
Revenues	$1,415	2%	$1,389	$2,851	(5%)	$2,986
Operating income	$107	1%	$106	$214	(7%)	$230
As a percentage of revenues	7.6%		7.6%	7.5%		7.7%
Revenues: Revenues increased $26 million for the three months ended August 2, 2024 as compared to the same period in the prior year primarily due to ramp up in volume on existing and new contracts, partially offset by contract completions.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
Revenues decreased $135 million for the six months ended August 2, 2024 as compared to the same period in the prior year primarily due to the sale of the Supply Chain Business ($188 million) in the prior year, and contract completions. This was partially offset by ramp up in volume on existing and new contracts. Adjusting for the impact of the divestiture, revenues grew 1.9%.
Operating Income: Operating income as a percentage of revenues for the three months ended August 2, 2024 was comparable to the prior year period, primarily due to ramp up in volume on existing and new contracts, offset by contract completions.
Operating income as a percentage of revenues for the six months ended August 2, 2024 decreased from the comparable prior year period primarily due to contract completions and the sale of the Supply Chain Business in the prior year, partially offset by ramp up in volume on existing and new contracts.

Civilian	Three Months Ended			Six Months Ended
	August 2, 2024	Percent change	August 4, 2023	August 2, 2024	Percent change	August 4, 2023
	(dollars in millions)
Revenues	$403	2%	$395	$814	(1%)	$826
Operating income	$34	(21%)	$43	$68	(20%)	$85
As a percentage of revenues	8.4%		10.9%	8.4%		10.3%
Revenues: Revenues increased $8 million for the three months ended August 2, 2024 as compared to the same period in the prior year primarily due to ramp up in volume on existing contracts.
Revenues decreased $12 million for the six months ended August 2, 2024 as compared to the same period in the prior year primarily due to reduced volume on existing contracts, partially offset by new contracts.
Operating Income: Operating income as a percentage of revenues for the three months ended August 2, 2024 decreased from the comparable prior year period partially due to timing and volume mix.
Operating income as a percentage of revenues for the six months ended August 2, 2024 decreased from the comparable prior year primarily due to reduced volume on existing contracts.

Corporate	Three Months Ended			Six Months Ended
	August 2, 2024	Percent change	August 4, 2023	August 2, 2024	Percent change	August 4, 2023
	(dollars in millions)
Operating (loss) income	$(7)	103%	$213	$(17)	108%	$204
Operating (Loss) Income: Operating loss increased $220 million for the three months ended August 2, 2024 as compared to the same period in the prior year primarily due to the gain recognized from the divestiture of the Supply Chain Business in the prior year period ($234 million), partially offset by lower selling, general and administrative expenses.
Operating loss increased $221 million for the six months ended August 2, 2024 as compared to the same period in the prior year primarily due to the divestiture of the Supply Chain Business in the prior year ($233 million) and the gain recognized from the deconsolidation of FSA ($7 million), partially offset by lower selling, general and administrative expenses.
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
EBITDA and adjusted EBITDA for the periods presented were calculated as follows:

	Three Months Ended		Six Months Ended
	August 2, 2024	August 4, 2023	August 2, 2024	August 4, 2023
	(dollars in millions)
Net income	$81	$247	$158	$345
Interest expense, net and loss on sale of receivables	35	31	72	66
Provision for income taxes	19	88	37	113
Depreciation and amortization	34	36	69	72
EBITDA	169	402	336	596
EBITDA as a percentage of revenues	9.3%	22.5%	9.2%	15.6%
Acquisition and integration costs(1)	—	1	(2)	1
Restructuring and impairment costs	2	5	4	6
Recovery of acquisition and integration costs and restructuring and impairment costs(2)	(1)	—	(2)	—
(Gain) loss on divestitures, net of transaction costs	—	(234)	—	(240)
Adjusted EBITDA	$170	$174	$336	$363
Adjusted EBITDA as a percentage of revenues	9.4%	9.8%	9.2%	9.5%
(1)    Adjustment consists of a reversal of immaterial costs related to the Koverse acquisition.
(2)    Adjustment reflects the portion of acquisition and integration costs and restructuring and impairment costs recovered through our indirect rates in accordance with U.S. government Cost Accounting Standards.

Adjusted EBITDA as a percentage of revenues for the three and six months ended August 2, 2024 decreased compared to the same periods in the prior year primarily due to contract completions, partially offset by ramp up in volume on existing and new contracts.
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
The estimated value of our total backlog as of the dates presented was:

	August 2, 2024			February 2, 2024
	Defense and Intelligence	Civilian	Total SAIC	Defense and Intelligence	Civilian	Total SAIC
	(in millions)
Funded backlog	$3,411	$826	$4,237	$2,707	$832	$3,539
Negotiated unfunded backlog	15,819	2,843	18,662	16,316	2,908	19,224
Total backlog	$19,230	$3,669	$22,899	$19,023	$3,740	$22,763
We had net bookings worth an estimated $1.2 billion and $3.8 billion during the three and six months ended August 2, 2024.
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

	Three Months Ended
	August 2, 2024			August 4, 2023
	Defense and Intelligence	Civilian	Total SAIC	Defense and Intelligence	Civilian	Total SAIC
	(in millions)
Cost reimbursement	77%	5%	61%	79%	3%	62%
Time and materials ("T&M")	11%	66%	23%	8%	62%	20%
Firm-fixed price ("FFP")	12%	29%	16%	13%	35%	18%
Total	100%	100%	100%	100%	100%	100%

	Six Months Ended
	August 2, 2024			August 4, 2023
	Defense and Intelligence	Civilian	Total SAIC	Defense and Intelligence	Civilian	Total SAIC
	(in millions)
Cost reimbursement	78%	5%	62%	73%	4%	58%
Time and materials ("T&M")	11%	65%	23%	8%	60%	19%
Firm-fixed price ("FFP")	11%	30%	15%	19%	36%	23%
Total	100%	100%	100%	100%	100%	100%
The change in contract mix for the six months ended August 2, 2024 is primarily due to a decrease in firm-fixed price type contracts due to the divestiture of the Supply Chain Business in the prior year, which historically had a higher proportion of these contracts.
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

	Three Months Ended
	August 2, 2024			August 4, 2023
	Defense and Intelligence	Civilian	Total SAIC	Defense and Intelligence	Civilian	Total SAIC
	(in millions)
Labor-related cost of revenues	56%	59%	56%	55%	59%	56%
Subcontractor-related cost of revenues	29%	33%	30%	31%	35%	32%
Other materials-related cost of revenues	15%	8%	14%	14%	6%	12%
Total	100%	100%	100%	100%	100%	100%

	Six Months Ended
	August 2, 2024			August 4, 2023
	Defense and Intelligence	Civilian	Total SAIC	Defense and Intelligence	Civilian	Total SAIC
	(in millions)
Labor-related cost of revenues	57%	59%	57%	53%	58%	54%
Subcontractor-related cost of revenues	29%	32%	30%	29%	34%	30%
Supply chain materials-related cost of revenues	—%	—%	—%	5%	—%	4%
Other materials-related cost of revenues	14%	9%	13%	13%	8%	12%
Total	100%	100%	100%	100%	100%	100%
The change in cost of revenues mix for the six months ended August 2, 2024 is primarily due to a decrease in supply chain materials-related costs due to the divestiture of the Supply Chain Business in the prior year.

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
Historical Cash Flow Trends
The following table summarizes our cash flows:

	Six Months Ended
	August 2, 2024	August 4, 2023
	(in millions)
Net cash provided by operating activities	$236	$232
Net cash (used in) provided by investing activities	(16)	334
Net cash used in financing activities	(267)	(323)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(47)	$243
Net Cash Provided by Operating Activities. Cash flows provided by operating activities increased $4 million for the six months ended August 2, 2024 as compared to the prior year primarily due to timing of customer collections and vendor payments, lower tax payments in the current year, and other net favorable changes in working capital, partially offset by higher incentive-based compensation payments and higher cash used from the Master Accounts Receivable Purchase Agreement ("MARPA Facility") in the current year (see Note 10—Sales of Receivables to the condensed consolidated financial statements contained within this report for additional information).
Net Cash (Used in) Provided by Investing Activities. Cash used in investing activities for the six months ended August 2, 2024 was $16 million compared to cash provided by investing activities of $334 million in the prior year period. This change is primarily due to the $355 million of cash proceeds for the sale of the Supply Chain Business in the prior year period (see Note 4 to the condensed consolidated financial statements).
Net Cash Used in Financing Activities. Cash used in financing activities for the six months ended August 2, 2024 decreased compared to the prior year period primarily due to higher proceeds received from borrowings, net of principal payments, partially offset by higher share repurchases in the current year.
Critical Accounting Policies and Estimates
There have been no changes to our critical accounting policies and estimates during the six months ended August 2, 2024 from those disclosed in our most recently filed Annual Report on Form 10-K.

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
Item 4. Controls and Procedures
Our management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) and have concluded that as of August 2, 2024 these controls and procedures were operating and effective.
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
The following table presents repurchases of our common stock during the three months ended August 2, 2024:

Period(1)	Total Number of Shares (or Units) Purchased(2)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(3)
May 4, 2024 - June 7, 2024	269,779	$129.67	268,906	3,297,270
June 8, 2024 - July 5, 2024	390,280	116.08	390,280	2,906,990
July 6, 2024 - August 2, 2024	1,016,832	119.14	1,015,737	1,891,253
Total	1,676,891	$120.12	1,674,923
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
(3)In June 2022, the number of shares that may be purchased increased by 8.0 million shares, bringing the total authorized shares to be repurchased under the plan to approximately 24.4 million shares. As of August 2, 2024, we have repurchased approximately 22.6 million shares of common stock under the program.
Item 3. Defaults Upon Senior Securities
No information is required in response to this item.
Item 4. Mine Safety Disclosures
No information is required in response to this item.
Item 5. Other Information
During the three months ended August 2, 2024, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as such terms are defined in Item 408 of Regulation S-K.

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
Date: September 5, 2024

Science Applications International Corporation

/s/ Prabu Natarajan
Prabu Natarajan Executive Vice President and Chief Financial Officer