Form 10-Q
period 2024-11-01
Science Applications International Corp
filed 2024-12-05
CIK 1571123

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 1, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares issued and outstanding of the registrant’s common stock as of November 22, 2024 was as follows:
48,881,516 shares of common stock ($.0001 par value per share)

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
FORM 10-Q

-i-

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	November 1, 2024	November 3, 2023	November 1, 2024	November 3, 2023
	(in millions, except per share amounts)
Revenues	$1,976	$1,895	$5,641	$5,707
Cost of revenues	1,739	1,666	4,981	5,027
Selling, general and administrative expenses	83	87	245	259
(Gain) loss on divestitures, net of transaction costs	—	—	—	(240)
Other operating (income) expense	(6)	(1)	(10)	(1)
Operating income	160	143	425	662
Interest expense, net	32	27	97	88
Other (income) expense, net	2	2	7	2
Income before income taxes	126	114	321	572
Provision for income taxes	(20)	(21)	(57)	(134)
Net income	$106	$93	$264	$438
Earnings per share:
Basic	$2.15	$1.79	$5.22	$8.19
Diluted	$2.13	$1.76	$5.17	$8.11

See accompanying notes to condensed consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	November 1, 2024	November 3, 2023	November 1, 2024	November 3, 2023
	(in millions)
Net income	$106	$93	$264	$438
Other comprehensive (loss) income, net of tax:
Net unrealized (loss) gain on derivative instruments	(1)	(3)	(6)	(2)
Total other comprehensive (loss) income, net of tax	(1)	(3)	(6)	(2)
Comprehensive income	$105	$90	$258	$436

See accompanying notes to condensed consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	November 1, 2024	February 2, 2024
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$46	$94
Receivables, net	1,022	914
Prepaid expenses and other current assets	92	123
Total current assets	1,160	1,131
Goodwill	2,851	2,851
Intangible assets, net	807	894
Property, plant, and equipment (net of accumulated depreciation of $197 million and $184 million at November 1, 2024 and February 2, 2024, respectively)	99	91
Operating lease right of use assets	176	152
Other assets	182	195
Total assets	$5,275	$5,314

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$714	$567
Accrued payroll and employee benefits	311	370
Other accrued liabilities	92	144
Debt, current portion	220	77
Total current liabilities	1,337	1,158
Debt, net of current portion	1,939	2,022
Operating lease liabilities	190	147
Deferred income taxes	12	28
Other long-term liabilities	185	174
Commitments and contingencies (Note 12)
Equity:
Common stock, $0.0001 par value, 1 billion shares authorized, 49 million and 52 million shares issued and outstanding as of November 1, 2024 and February 2, 2024, respectively	—	—
Additional paid-in capital	—	337
Retained earnings	1,602	1,432
Accumulated other comprehensive income	10	16
Total stockholders' equity	1,612	1,785
Total liabilities and stockholders' equity	$5,275	$5,314

See accompanying notes to condensed consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

	Shares of common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Non-controlling interest	Total
	(in millions)
Balance at August 2, 2024	50	$63	$1,551	$11	$—	$1,625
Net income	—	—	106	—	—	106
Issuances of stock	—	5	—	—	—	5
Other comprehensive loss, net of tax	—	—	—	(1)	—	(1)
Cash dividends of $0.37 per share	—	—	(18)	—	—	(18)
Stock-based compensation, net of shares withheld for taxes(1)	—	11	—	—	—	11
Repurchases of stock	(1)	(79)	(37)	—	—	(116)
Balance at November 1, 2024	49	$—	$1,602	$10	$—	$1,612

Balance at February 2, 2024	52	$337	$1,432	$16	$—	$1,785
Net income	—	—	264	—	—	264
Issuances of stock	—	14	—	—	—	14
Other comprehensive loss, net of tax	—	—	—	(6)	—	(6)
Cash dividends of $1.11 per share	—	—	(57)	—	—	(57)
Stock-based compensation, net of shares withheld for taxes(1)	—	13	—	—	—	13
Repurchases of stock	(3)	(364)	(37)	—	—	(401)
Balance at November 1, 2024	49	$—	$1,602	$10	$—	$1,612

Balance at August 4, 2023	53	$480	$1,340	$23	$—	$1,843
Net income	—	—	93	—	—	93
Issuances of stock	—	4	—	—	—	4
Other comprehensive income, net of tax	—	—	—	(3)	—	(3)
Cash dividends of $0.37 per share	—	—	(20)	—	—	(20)
Stock-based compensation, net of shares withheld for taxes(1)	—	14	—	—	—	14
Repurchases of stock	(1)	(103)	—	—	—	(103)
Balance at November 3, 2023	52	$395	$1,413	$20	$—	$1,828

Balance at February 3, 2023	54	$637	$1,035	$22	$10	$1,704
Net income	—	—	438	—	—	438
Issuances of stock	1	13	—	—	—	13
Other comprehensive income, net of tax	—	—	—	(2)	—	(2)
Cash dividends of $1.11 per share	—	—	(60)	—	—	(60)
Stock-based compensation, net of shares withheld for taxes(1)	—	21	—	—	—	21
Repurchases of stock	(3)	(276)	—	—	—	(276)
Deconsolidation of non-controlling interest	—	—	—	—	(10)	(10)
Balance at November 3, 2023	52	$395	$1,413	$20	$—	$1,828
(1)    During the three months ended November 1, 2024 and November 3, 2023, shares withheld for taxes related to stock-based compensation arrangements amounted to $2 million and $1 million, respectively. During the nine months ended November 1, 2024 and November 3, 2023, shares withheld for taxes related to stock-based compensation arrangements amounted to $25 million and $21 million, respectively.

See accompanying notes to condensed consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	November 1, 2024	November 3, 2023
	(in millions)
Cash flows from operating activities:
Net income	$264	$438
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	104	106
Deferred income taxes	(15)	(33)
Stock-based compensation expense	38	42
Gain on sale of equity method investments and long-lived assets	(5)	(3)
Gain on divestitures	—	(247)
Other	(4)	(1)
Increase (decrease) resulting from changes in operating assets and liabilities, net of the effect of divestitures:
Receivables	(108)	(142)
Prepaid expenses and other current assets	31	13
Other assets	10	5
Accounts payable and accrued liabilities	121	120
Accrued payroll and employee benefits	(59)	(4)
Income taxes payable	(2)	21
Operating lease assets and liabilities, net	(7)	(3)
Other long-term liabilities	11	21
Net cash provided by operating activities	379	333
Cash flows from investing activities:
Expenditures for property, plant, and equipment	(21)	(16)
Purchases of marketable securities	(11)	(6)
Sales of marketable securities	10	5
Proceeds from sale of long-lived assets	—	3
Proceeds from sale of equity method investments	10	—
Proceeds from divestitures	—	356
Cash divested upon deconsolidation of joint venture	—	(8)
Other	(3)	(10)
Net cash (used in) provided by investing activities	(15)	324
Cash flows from financing activities:
Dividend payments to stockholders	(57)	(60)
Principal payments on borrowings	(1,056)	(275)
Issuances of stock	14	13
Stock repurchased and retired or withheld for taxes on equity awards	(425)	(293)
Excise tax payments on stock repurchases	(3)	—
Proceeds from borrowings	1,114	160
Net cash used in financing activities	(413)	(455)
Net (decrease) increase in cash, cash equivalents and restricted cash	(49)	202
Cash, cash equivalents and restricted cash at beginning of period	103	118
Cash, cash equivalents and restricted cash at end of period	$54	$320

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
Marketable Securities
Investments in marketable securities consist of equity securities, which are recorded at fair value using observable inputs such as quoted prices in active markets (Level 1). As of November 1, 2024 and February 2, 2024, the fair value of the Company's investments totaled $36 million and $32 million, respectively, and are included in "Other assets" on the condensed consolidated balance sheets. The Company's investments are primarily held in a custodial account, which includes investments to fund its deferred compensation plan liabilities.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Sale of Equity Method Investment
On August 30, 2024, Morpheus Data, one of the Company’s unconsolidated venture investments, completed a transaction to sell all its outstanding equity, including the Company's equity investment, to Hewlett Packard Enterprise (NYSE: HPE). The transaction resulted in a pre-tax gain of $5 million which is included within "Other operating (income) expense" on the condensed consolidated statements of income.
Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported on the condensed consolidated balance sheets for the periods presented:

	November 1, 2024	February 2, 2024
	(in millions)
Cash and cash equivalents	$46	$94
Restricted cash included in prepaid expenses and other current assets	4	4
Restricted cash included in other assets	4	5
Cash, cash equivalents and restricted cash	$54	$103
Restructuring Costs
The Company periodically initiates restructuring activities to support business strategies, realign resources, and enhance its operational efficiency. Restructuring costs may include severance and other employee related termination costs, costs associated with consolidating or closing facilities and consulting costs.
Restructuring costs for the nine months ended November 1, 2024 were $4 million and were primarily related to activities associated with the reorganization of its business sectors into business groups and the optimization and consolidation of certain facilities. Restructuring costs for the three and nine months ended November 3, 2023 were $2 million and $8 million, respectively, and were primarily associated with the optimization and consolidation of certain facilities. Restructuring costs are presented within "Selling, general and administrative expenses" on the condensed consolidated statements of income.
Accounting Standards Updates
In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The standard includes new disclosure requirements relating to specified categories of expenses (purchases of inventory, employee compensation, depreciation, and amortization) that are included in certain expense captions presented on the face of the income statement. The standard is effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted. The amendments can be applied on a prospective or retrospective basis. The Company is currently evaluating the impact of adoption of this standard on its financial statement disclosures.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The standard includes amendments that enhance annual income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The standard is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments can be applied on a prospective or retrospective basis. The Company plans to adopt this standard in fiscal 2026 and is currently evaluating the impact of adoption of this standard on its financial statement disclosures.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. Amongst other amendments, the standard requires annual and interim disclosures of significant segment expenses that are regularly provided to the chief operating decision maker ("CODM"), and interim disclosures about a reportable segment’s profit or loss and assets that are currently required annually. This standard does not change how an entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. The standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company will adopt the annual disclosure in fiscal 2025 and the interim disclosure in fiscal 2026 and is currently evaluating the impact of adoption of this standard on its financial statement disclosures.
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
The following table provides a reconciliation of the weighted-average number of shares outstanding used to compute basic and diluted EPS for the periods presented:

	Three Months Ended		Nine Months Ended
	November 1, 2024	November 3, 2023	November 1, 2024	November 3, 2023
	(in millions)
Basic weighted-average number of shares outstanding	49.4	52.8	50.6	53.5
Dilutive common share equivalents - stock options and other stock-based awards	0.4	0.5	0.5	0.5
Diluted weighted-average number of shares outstanding	49.8	53.3	51.1	54.0
Antidilutive stock awards excluded from the weighted-average number of shares outstanding used to compute diluted EPS for the three and nine months ended November 1, 2024 and November 3, 2023 were immaterial.
Share Repurchases
The Company may repurchase shares in accordance with established repurchase plans. The Company retires its common stock upon repurchase with the excess over par value allocated to additional paid-in capital. When repurchases for the period exceed total additional-paid-in-capital, the excess repurchases are recorded as a reduction to retained earnings. The Company has not made any material purchases of common stock other than in connection with established share repurchase plans. In June 2022, the number of shares of the Company's common stock that may be repurchased under the Company's existing repurchase plan was increased by 8.0 million shares, bringing the total authorized shares to be repurchased under the plan to approximately 24.4 million shares. As of November 1, 2024, the Company has repurchased approximately 23.4 million shares of its common stock under the plan.
Dividends
The Company declared and paid a quarterly dividend of $0.37 per share of its common stock during the three months ended November 1, 2024.

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
Aggregate net changes in estimates on contracts accounted for using the cost-to-cost method of accounting were recognized in operating income as follows:

	Three Months Ended		Nine Months Ended
	November 1, 2024	November 3, 2023	November 1, 2024	November 3, 2023
	(in millions, except per share amounts)
Net favorable (unfavorable) adjustments	$15	$2	$15	$6
Net favorable (unfavorable) adjustments, after tax	13	2	12	5
Diluted EPS impact	$0.26	$0.04	$0.23	$0.09
Revenues were $13 million and $14 million higher for the three and nine months ended November 1, 2024 and $4 million and $8 million higher for the three and nine months ended November 3, 2023, respectively, due to net revenue recognized from performance obligations satisfied in prior periods.
Disaggregation of Revenues
The Company's revenues are generated primarily from long-term contracts with the U.S. government including subcontracts with other contractors engaged in work for the U.S. government. The Company disaggregates revenues by customer, contract type and prime versus subcontractor to the federal government for each of its reportable segments.
Disaggregated revenues by customer were as follows:

	Three Months Ended
	November 1, 2024			November 3, 2023
	Defense and Intelligence	Civilian	Total	Defense and Intelligence	Civilian	Total
	(in millions)
Department of Defense	$992	$13	$1,005	$975	$17	$992
Intelligence and other federal government agencies	517	413	930	499	364	863
Commercial, state and local governments and international	6	35	41	5	35	40
Total	$1,515	$461	$1,976	$1,479	$416	$1,895

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Nine Months Ended
	November 1, 2024			November 3, 2023
	Defense and Intelligence	Civilian	Total	Defense and Intelligence	Civilian	Total
	(in millions)
Department of Defense	$2,916	$15	$2,931	$2,961	$21	$2,982
Intelligence and other federal government agencies	1,430	1,158	2,588	1,492	1,119	2,611
Commercial, state and local governments and international	20	102	122	12	102	114
Total	$4,366	$1,275	$5,641	$4,465	$1,242	$5,707
Disaggregated revenues by contract type were as follows:

	Three Months Ended
	November 1, 2024			November 3, 2023
	Defense and Intelligence	Civilian	Total	Defense and Intelligence	Civilian	Total
	(in millions)
Cost reimbursement	$1,245	$28	$1,273	$1,188	$19	$1,207
Time and materials ("T&M")	119	287	406	134	248	382
Firm-fixed price ("FFP")	151	146	297	157	149	306
Total	$1,515	$461	$1,976	$1,479	$416	$1,895

	Nine Months Ended
	November 1, 2024			November 3, 2023
	Defense and Intelligence	Civilian	Total	Defense and Intelligence	Civilian	Total
	(in millions)
Cost reimbursement	$3,464	$69	$3,533	$3,371	$53	$3,424
Time and materials ("T&M")	430	819	1,249	363	744	1,107
Firm-fixed price ("FFP")	472	387	859	731	445	1,176
Total	$4,366	$1,275	$5,641	$4,465	$1,242	$5,707
Disaggregated revenues by prime versus subcontractor were as follows:

	Three Months Ended
	November 1, 2024			November 3, 2023
	Defense and Intelligence	Civilian	Total	Defense and Intelligence	Civilian	Total
	(in millions)
Prime contractor to federal government	$1,384	$385	$1,769	$1,363	$347	$1,710
Subcontractor to federal government	125	41	166	111	34	145
Other	6	35	41	5	35	40
Total	$1,515	$461	$1,976	$1,479	$416	$1,895

	Nine Months Ended
	November 1, 2024			November 3, 2023
	Defense and Intelligence	Civilian	Total	Defense and Intelligence	Civilian	Total
	(in millions)
Prime contractor to federal government	$3,976	$1,062	$5,038	$4,113	$1,043	$5,156
Subcontractor to federal government	370	111	481	340	97	437
Other	20	102	122	12	102	114
Total	$4,366	$1,275	$5,641	$4,465	$1,242	$5,707

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Contract Balances
Contract balances for the periods presented were as follows:

	Balance Sheet line item	November 1, 2024	February 2, 2024
		(in millions)
Billed and billable receivables, net(1)	Receivables, net	$621	$555
Contract assets - unbillable receivables	Receivables, net	401	359
Contract assets - contract retentions	Other assets	16	14
Contract liabilities - current	Other accrued liabilities	27	53
Contract liabilities - non-current	Other long-term liabilities	$1	$2
(1)    Net of allowance of $3 million as of November 1, 2024 and February 2, 2024.
During the three and nine months ended November 1, 2024, the Company recognized revenues of $3 million and $33 million, respectively, relating to amounts that were included in the opening balance of contract liabilities as of February 2, 2024. During the three and nine months ended November 3, 2023, the Company recognized revenues of $5 million and $38 million, respectively, relating to amounts that were included in the opening balance of contract liabilities as of February 3, 2023.
Remaining Performance Obligations
Remaining performance obligations ("RPO") represent the transaction price of exercised contracts (both funded and unfunded) less inception to date revenue recognized. RPO does not include unexercised option periods and future task orders expected to be awarded under IDIQ contracts. As of November 1, 2024, the Company had approximately $5.7 billion of RPO. The Company expects to recognize revenue on approximately 81% of the RPO over the next 12 months and approximately 91% over the next 24 months, with the remaining recognized thereafter.
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
The equity method investment is included within "Other assets" on the condensed consolidated balance sheets. The remeasurement resulted in a gain of $7 million which is included within "(Gain) loss on divestitures, net of transaction costs" on the condensed consolidated statements of income and is reflected within "Gain on divestitures" on the condensed consolidated statements of cash flows for the nine months ended November 3, 2023. The Company estimated the fair value of its retained investment in FSA based on Level 3 inputs of the fair value hierarchy. The Company used the income approach which involves the use of estimates and assumptions, including revenue growth rates, projected operating margins, discount rates and terminal growth rates.

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
Note 5—Goodwill and Intangible Assets:
Goodwill
The following table presents the carrying value of goodwill by reportable segment:

	November 1, 2024	February 2, 2024
	(in millions)
Defense and Intelligence	$2,001	$2,001
Civilian	850	850
Total	$2,851	$2,851
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
Intangible Assets
Intangible assets, all of which were finite-lived, consisted of the following:

	November 1, 2024			February 2, 2024
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
	(in millions)
Customer relationships	$1,462	$(660)	$802	$1,462	$(574)	$888
Developed technology	10	(5)	5	10	(4)	6
Trade name	1	(1)	—	1	(1)	—
Total intangible assets	$1,473	$(666)	$807	$1,473	$(579)	$894
Amortization expense related to intangible assets was $29 million and $87 million for the three and nine months ended November 1, 2024, respectively, and $28 million and $86 million for the three and nine months ended November 3, 2023, respectively. There were no intangible asset impairment losses during the periods presented.
As of November 1, 2024, the estimated future annual amortization expense related to intangible assets is as follows:

Fiscal Year	(in millions)
Remainder of 2025	$28
2026	115
2027	115
2028	98
2029	97
Thereafter	354
Total	$807
Actual amortization expense in future periods could differ from these estimates as a result of future acquisitions, divestitures, impairments, and other factors.
Note 6—Income Taxes:
The Company's effective income tax rate was 15.6% and 17.8% for the three and nine months ended November 1, 2024, respectively, and 18.0% and 23.4% for the three and nine months ended November 3, 2023, respectively. The Company’s effective tax rate differs from the statutory tax rate primarily due to the deduction for foreign derived intangible income, research and development tax credits, and stock-based compensation windfalls. The effective

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

tax rate in the prior year further differed from the statutory tax rate due to a gain from the disposition of the Supply Chain Business and the associated non-deductible goodwill.
The Company’s effective tax rate for the three and nine months ended November 1, 2024 decreased compared to the same periods in the prior year due to the non-recurrence of a gain from the disposition of the Supply Chain Business and the associated non-deductible goodwill. In addition, the effective tax rates for the three and nine months ended November 1, 2024 benefited from the release of certain state liabilities for uncertain tax positions.
Note 7—Debt Obligations:
The Company’s debt as of the dates presented was as follows:

	November 1, 2024					February 2, 2024
	Stated interest rate	Effective interest rate	Principal	Unamortized debt issuance costs	Net	Principal	Unamortized debt issuance costs	Net
			(dollars in millions)
Term Loan A Facility due June 2027	6.04%	6.15%	$1,145	$(2)	$1,143	$1,199	$(4)	$1,195
Term Loan B Facility due October 2025	—%	—%	—	—	—	328	(1)	327
Term Loan B2 Facility due March 2027	—%	—%	—	—	—	182	(2)	180
Term Loan B3 Facility due February 2031	6.44%	6.58%	508	(4)	504	—	—	—
Senior Notes due April 2028	4.88%	5.11%	400	(3)	397	400	(3)	397
Revolving Credit Facility due June 2027(1)	7.29%	—%	115	—	115	—	—	—
Total debt			$2,168	$(9)	$2,159	$2,109	$(10)	$2,099
Less current portion			220	—	220	77	—	77
Total debt, net of current portion			$1,948	$(9)	$1,939	$2,032	$(10)	$2,022
(1)    The stated interest rate for the Revolving Credit Facility due June 2027 reflects the weighted average interest rate for the outstanding borrowings as of November 1, 2024.
As of November 1, 2024, the Company had a $2.7 billion secured credit facility (the Credit Facility) consisting of a Term Loan A Facility due June 2027, a Term Loan B3 Facility due February 2031 (together, the "Term Loan Facilities"), and a $1.0 billion Revolving Credit Facility due June 2027 (the "Revolving Credit Facility").
On February 8, 2024, the Company executed the Sixth Amendment to the Third Amended and Restated Credit Agreement ("Sixth Amendment"), which established a $510 million senior secured term loan credit facility ("Term Loan B3 Facility due February 2031"). The entire Term Loan B3 Facility due February 2031 was immediately borrowed by the Company and the proceeds were used to pay in full the outstanding principal balances under the Term Loan B Facility due October 2025 and Term Loan B2 Facility due March 2027. The Tranche B3 Facility due February 2031 is subject to the same covenants and events of default as the Company's existing Term Loan Facilities. Borrowings under the Term Loan B3 Facility due February 2031 amortize quarterly beginning on July 31, 2024 at 0.25% of the original borrowed amount with the remaining unamortized balance due in full upon its maturity on February 8, 2031.
On October 18, 2024, the Company executed the Seventh Amendment to the Third Amended and Restated Credit Agreement ("Seventh Amendment"), which lowered the applicable margin for the Term Loan B3 Facility due February 2031 from 1.875% to 1.750% for Term SOFR loans and from 0.875% to 0.750% for base rate loans. In the event any portion of the Term Loan B3 Facility due February 2031 is repaid prior to April 18, 2025 as a result of a repricing event, the Company will be required to repay a 1.00% fee of the amount repaid. After April 18, 2025, the Term Loan B3 Facility due February 2031 may be prepaid at any time without penalty and is subject to the same mandatory prepayments, including from excess cash flow, as the Company’s existing term loans under the Credit Facility.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

During the nine months ended November 1, 2024, the Company incurred $6 million of debt issuance costs associated with the Sixth and Seventh Amendments, of which $4 million was recognized in interest expense and the remaining $2 million deferred and amortized to interest expense through the maturity date of the facility utilizing the effective interest rate method.
During the three and nine months ended November 1, 2024, the Company made scheduled principal payments of $23 million and $54 million, respectively, on the Term Loan A Facility due June 2027 and made scheduled principal payments of $1 million and $2 million, respectively, on the Term Loan B3 Facility due February 2031.
During the three and nine months ended November 1, 2024, the Company borrowed $405 million and $975 million, respectively, and repaid $390 million and $860 million, respectively, under the Revolving Credit Facility. As of November 1, 2024, the outstanding principal under the Revolving Credit Facility was classified as current portion of debt on the condensed consolidated balance sheets. Subsequent to quarter end, the Company repaid $65 million on the Revolving Credit Facility. Commitment fees for undrawn amounts under the Revolving Credit Facility range from 0.125% to 0.25% per annum based on the Company’s leverage ratio.
As of November 1, 2024, the Company was in compliance with the covenants under its Credit Facility.
As of November 1, 2024 and February 2, 2024, the carrying value of the Company’s outstanding debt obligations approximated its fair value. The fair value of debt is calculated using Level 2 inputs, based on interest rates available for debt with terms and maturities similar to the Company’s Term Loan Facilities and Senior Notes.
Maturities of debt as of November 1, 2024 are:

Fiscal Year	Total
(in millions)
Remainder of 2025	$139
2026	113
2027	128
2028	896
2029	406
Thereafter	486
Total principal payments	$2,168
Note 8—Derivative Instruments Designated as Cash Flow Hedges:
The Company’s derivative instruments designated as cash flow hedges consist of:

					Fair Value of Asset(1) at
	Notional Amount at November 1, 2024	Pay Fixed Rate	Receive Variable Rate	Settlement and Termination	November 1, 2024	February 2, 2024
	(in millions)				(in millions)
Interest rate swaps	$685	2.96%	1-month Term SOFR	Monthly through October 31, 2025	$8	$15
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

See Note 9—Changes in Accumulated Other Comprehensive Income (Loss) by Component for the unrealized change in fair values on cash flow hedges recognized in other comprehensive income (loss) and the amounts reclassified from accumulated other comprehensive income (loss) into earnings for the current and comparative periods presented. During the three months ended November 3, 2023, Interest Rate Swaps due October 31, 2023 matured, which had a notional value of $450 million upon maturity. The Company estimates that it will reclassify $8 million of unrealized gains from accumulated other comprehensive income into earnings in the twelve months following November 1, 2024.

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

	Unrealized Gains (Losses) on Fixed Interest Rate Swap Cash Flow Hedges(1)	Defined Benefit Obligation Adjustment	Total
	(in millions)
Three months ended November 1, 2024
Balance at August 2, 2024	$6	$5	$11
Other comprehensive income before reclassifications	3	—	3
Amounts reclassified from accumulated other comprehensive income	(4)	—	(4)
Income tax impact	—	—	—
Net other comprehensive loss	(1)	—	(1)
Balance at November 1, 2024	$5	$5	$10

Three months ended November 3, 2023
Balance at August 4, 2023	$19	$4	$23
Other comprehensive income before reclassifications	4	—	4
Amounts reclassified from accumulated other comprehensive income	(8)	—	(8)
Income tax impact	1	—	1
Net other comprehensive loss	(3)	—	(3)
Balance at November 3, 2023	$16	$4	$20

Nine months ended November 1, 2024
Balance at February 2, 2024	$11	$5	$16
Other comprehensive income before reclassifications	5	—	5
Amounts reclassified from accumulated other comprehensive income	(12)	—	(12)
Income tax impact	1	—	1
Net other comprehensive loss	(6)	—	(6)
Balance at November 1, 2024	$5	$5	$10

Nine months ended November 3, 2023
Balance at February 3, 2023	$18	$4	$22
Other comprehensive income before reclassifications	17	—	17
Amounts reclassified from accumulated other comprehensive income	(20)	—	(20)
Income tax impact	1	—	1
Net other comprehensive loss	(2)	—	(2)
Balance at November 3, 2023	$16	$4	$20
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
During the three and nine months ended November 1, 2024, the Company incurred purchase discount fees of $4 million and $11 million, respectively. During the three and nine months ended November 3, 2023, the Company incurred purchase discount fees of $2 million and $7 million, respectively. The purchase discount fees are presented in "Other (income) expense, net" on the condensed consolidated statements of income and are reflected as cash flows from operating activities on the condensed consolidated statements of cash flows.
MARPA Facility activity consisted of the following:

	Nine Months Ended
	November 1, 2024	November 3, 2023
	(in millions)
Beginning balance	$205	$250
Sale of receivables	3,216	1,957
Cash collections	(3,121)	(1,957)
Outstanding balance sold to Purchaser(1)	300	250
Cash collected, not remitted to Purchaser(2)	(67)	(33)
Remaining sold receivables	$233	$217
(1)    For the nine months ended November 1, 2024, the Company recorded a net increase of $95 million to cash flows from operating activities from sold receivables. For the nine months ended November 3, 2023, there was no net impact to cash flows from operating activities from sold receivables.
(2)    Primarily represents the cash collected on behalf of but not yet remitted to the Purchaser as of November 1, 2024 and November 3, 2023. This balance is included in "Accounts payable" on the condensed consolidated balance sheets.
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The CODM reviews and evaluates segment operating performance using segment "Revenues" and "Adjusted operating income (loss)". Adjusted operating income is a performance measure that primarily excludes the impact of non-recurring transactions that we do not consider to be indicative of our ongoing operating performance.
The segment information for the periods presented was as follows:

	Three Months Ended
	November 1, 2024				November 3, 2023
	Defense and Intelligence	Civilian	Corporate	Total	Defense and Intelligence	Civilian	Corporate	Total
	(in millions)
Revenues	$1,515	$461	$—	$1,976	$1,479	$416	$—	$1,895
Operating income (loss)	130	37	(7)	160	106	54	(17)	143
Depreciation of property, plant, and equipment	1	—	5	6	1	—	5	6
Amortization of intangible assets	17	12	—	29	16	12	—	28
Restructuring and impairment costs	—	—	—	—	—	—	2	2
Recovery of restructuring and impairment costs(1)	—	—	—	—	—	—	(1)	(1)
Adjusted operating income (loss)	$148	$49	$(2)	$195	$123	$66	$(11)	$178
(1)    Adjustment reflects the portion of restructuring and impairment costs recovered through our indirect rates in accordance with U.S. government Cost Accounting Standards.

The table below includes a reconciliation of total "Adjusted operating income" to "Income before income taxes" for the three months ended November 1, 2024.

	Three Months Ended
	November 1, 2024	November 3, 2023
	(in millions)
Adjusted operating income	$195	$178
Depreciation of property, plant, and equipment	(6)	(6)
Amortization of intangible assets	(29)	(28)
Restructuring and impairment costs	—	(2)
Recovery restructuring and impairment costs(1)	—	1
Interest expense, net	(32)	(27)
Other (income) expense, net	(2)	(2)
Income before income taxes	$126	$114
(1)    Adjustment reflects the portion of restructuring and impairment costs recovered through our indirect rates in accordance with U.S. government Cost Accounting Standards.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Nine Months Ended
	November 1, 2024				November 3, 2023
	Defense and Intelligence	Civilian	Corporate	Total	Defense and Intelligence	Civilian	Corporate	Total
	(dollars in millions)
Revenues	$4,366	$1,275	$—	$5,641	$4,465	$1,242	$—	$5,707
Operating income (loss)	344	105	(24)	425	336	139	187	662
Depreciation of property, plant, and equipment	1	—	16	17	1	—	18	19
Amortization of intangible assets	51	36	—	87	50	36	—	86
Acquisition and integration costs(1)	—	—	(2)	(2)	—	—	1	1
Restructuring and impairment costs	—	—	4	4	—	—	8	8
Recovery of acquisition and integration costs and restructuring and impairment costs(2)	—	—	(2)	(2)	—	—	(1)	(1)
(Gain) loss on divestitures, net of transaction costs	—	—	—	—	—	—	(240)	(240)
Adjusted operating income (loss)	$396	$141	$(8)	$529	$387	$175	$(27)	$535
(1)    Adjustment consists of a reversal of immaterial costs related to the Koverse acquisition.
(2)    Adjustment reflects the portion of acquisition and integration costs and restructuring and impairment costs recovered through our indirect rates in accordance with U.S. government Cost Accounting Standards.
The table below includes a reconciliation of total "Adjusted operating income" to "Income before income taxes" for the nine months ended November 1, 2024.

	Nine Months Ended
	November 1, 2024	November 3, 2023
	(in millions)
Adjusted operating income	$529	$535
Depreciation of property, plant, and equipment	(17)	(19)
Amortization of intangible assets	(87)	(86)
Acquisition and integration costs(1)	2	(1)
Restructuring and impairment costs	(4)	(8)
Recovery of acquisition and integration costs and restructuring and impairment costs(2)	2	1
(Gain) loss on divestitures, net of transaction costs	—	240
Interest expense, net	(97)	(88)
Other (income) expense, net	(7)	(2)
Income before income taxes	$321	$572
(1)    Adjustment consists of a reversal of immaterial costs related to the Koverse acquisition.
(2)    Adjustment reflects the portion of acquisition and integration costs and restructuring and impairment costs recovered through our indirect rates in accordance with U.S. government Cost Accounting Standards.
Asset information by segment is not a key measure of performance used by the CODM.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
AAV Termination for Convenience
On August 27, 2018, the Company received a stop-work order from the United States Marine Corps on the Assault Amphibious Vehicle ("AAV") contract and on October 3, 2018 the program was terminated for convenience by the customer. In the third quarter of fiscal 2025, the Company entered into a $21.2 million termination settlement agreement with the customer to recover the contract costs associated with the termination, which resulted in an increase to "Revenues" of $13 million on the Company's condensed consolidated statements of income for the three and nine months ended November 1, 2024. The settlement agreement releases the customer from all obligation and claims from the Company.
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
As of November 1, 2024, the Company believes it has adequately reserved for estimated net amounts to be refunded to customers for potential adjustments for indirect cost audits and compliance with U.S. government Cost Accounting Standards.
Letters of Credit and Surety Bonds
The Company has outstanding obligations relating to letters of credit of $11 million as of November 1, 2024, principally related to guarantees on insurance policies. The Company also has outstanding obligations relating to surety bonds of $19 million, principally related to performance and payment bonds on the Company’s contracts.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 13—Subsequent Events
Quarterly Dividend Declared
On December 4, 2024, the Company's Board of Directors declared a quarterly dividend of $0.37 per share of the Company's common stock payable on January 24, 2025 to stockholders of record on January 10, 2025.
Plan Share Repurchase Authorization
On December 4, 2024, the Company's Board of Directors authorized the repurchase of up to $1.2 billion of the company’s outstanding common stock. This authorization is effective as of December 16, 2024 and has no expiration date. The share repurchase program will be used as part of the Company’s capital allocation strategy, which includes returning capital to its shareholders. This share repurchase authorization replaces the Company’s existing share repurchase program.

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
Economic Opportunities, Challenges, and Risks
During the three and nine months ended November 1, 2024, we generated 98% of our revenues from contracts with the U.S. government, including subcontracts on which we perform. Our business performance is affected by the overall level of U.S. government spending and the alignment of our offerings and capabilities with the budget priorities of the U.S. government. In March 2024, the President signed appropriation measures that provide funding for government fiscal year ("GFY") 2024 for all of the U.S. government and submitted the GFY 2025 budget request which adheres to the Fiscal Responsibility Act of 2023. The GFY 2025 budget includes 1% growth for defense budgets and an overall 1% growth for non-defense budgets. In September 2024, the President signed a continuing resolution which will fund the U.S. government under GFY 2024 levels through December 2024. If Congress is not able to pass appropriations for GFY 2025 funding by December 2024, it could result in the U.S. government operating on additional continuing resolutions and/or could potentially lead to a partial or full government shutdown. In addition, if full-year appropriations are not signed into law by April 30, 2025, a 1% sequestration would be applied to all agencies.
In January 2023, the Federal debt ceiling was reached and the U.S. Department of the Treasury was operating under "extraordinary measures." In June 2023, the President signed the Fiscal Responsibility Act of 2023 which suspends the Federal debt ceiling until January 1, 2025, postponing the threat of a federal government default. If a new debt ceiling agreement is not reached by January 2025, the U.S. Department of the Treasury will return to operating under "extraordinary measures." Congressional debt limit brinksmanship can lead to negative impacts on our business, and any agreement to raise the ceiling that significantly reduces future funding could affect our addressable market in subsequent years.
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
We evaluate our results of operations by considering the drivers causing changes in revenues, operating income, adjusted operating income(1), adjusted EBITDA(1), and operating cash flows. Given that revenues fluctuate on our contract portfolio over time due to contract awards and completions, changes in customer requirements, and increases or decreases in ordering volume of materials, we evaluate significant trends and fluctuations resulting from these factors. Whether performed by our employees or by our subcontractors, we primarily provide services and, as a result, our cost of revenues are predominantly variable. We also analyze our cost mix (labor, subcontractor and materials) in order to understand operating margin because programs with a higher proportion of SAIC labor are generally more profitable. Changes in cost of revenues as a percentage of revenues other than from revenue volume or cost mix are normally driven by fluctuations in shared or corporate costs, or cumulative revenue adjustments due to changes in estimates.
Changes in operating cash flows are described with regard to changes in cash generated through the provision of services, significant drivers of fluctuations in assets or liabilities and the impacts of changes in timing of cash receipts or disbursements.
(1)Non-GAAP measure, see "Non-GAAP Measures" section below for additional information about this measure.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
Condensed Consolidated Results of Operations
The primary financial performance measures we use to manage our consolidated business and monitor results of operations are revenues, operating income, and cash flows from operating activities. The following table summarizes our condensed consolidated results of operations:

	Three Months Ended			Nine Months Ended
	November 1, 2024	Percent change	November 3, 2023	November 1, 2024	Percent change	November 3, 2023
	(dollars in millions)
Revenues	$1,976	4%	$1,895	$5,641	(1%)	$5,707
Cost of revenues	1,739	4%	1,666	4,981	(1%)	5,027
As a percentage of revenues	88.0%		87.9%	88.3%		88.1%
Selling, general and administrative expenses	83	(5%)	87	245	(5%)	259
(Gain) loss on divestitures, net of transaction costs	—	—%	—	—	(100%)	(240)
Other operating (income) expense	(6)	500%	(1)	(10)	900%	(1)
Operating income	160	12%	143	425	(36%)	662
As a percentage of revenues	8.1%		7.5%	7.5%		11.6%
Provision for income taxes	(20)	(5%)	(21)	(57)	(57%)	(134)
Net income	$106	14%	$93	$264	(40%)	$438
Revenues. Revenues increased $81 million for the three months ended November 1, 2024 as compared to the same period in the prior year primarily due to ramp up in volume on existing and new contracts, partially offset by contract completions.
Revenues decreased $66 million for the nine months ended November 1, 2024 as compared to the same period in the prior year primarily due to the sale of the Supply Chain Business ($188 million) in the prior year (see Note 4—Divestitures), and contract completions. This was partially offset by ramp up in volume on existing and new contracts. Adjusting for the impact of the divestiture, revenues grew 2.2%.
Operating Income. Operating income as a percentage of revenues for the three months ended November 1, 2024 increased from the comparable prior year period primarily due to ramp up in volume on existing and new contracts, and the resolution of the Assault Amphibious Vehicle ("AAV") contract termination (see Note 12—Legal Proceedings and Other Commitments and Contingencies for additional information), partially offset by contract completions.
Operating income as a percentage of revenues for the nine months ended November 1, 2024 decreased from the comparable prior year period primarily due to the prior year gains on the sale of the Supply Chain Business ($233 million) and deconsolidation of FSA ($7 million), and contract completions, partially offset by ramp up in volume on existing and new contracts.
Income Taxes. Our effective income tax rate was 15.6% and 17.8% for the three and nine months ended November 1, 2024, respectively, and 18.0% and 23.4% for the three and nine months ended November 3, 2023, respectively. Our effective tax rate differs from the statutory tax rate primarily due to the deduction for foreign derived intangible income, research and development tax credits, and stock-based compensation windfalls. The effective tax rate in the prior year further differed from the statutory tax rate due to a gain from the disposition of the Supply Chain Business and the associated non-deductible goodwill.
Our effective tax rate for the three and nine months ended November 1, 2024 decreased compared to the same periods in the prior year due to the non-recurrence of a gain from the disposition of the Supply Chain Business and the associated non-deductible goodwill. In addition, the effective tax rates for the three and nine months ended November 1, 2024 benefited from the release of certain state liabilities for uncertain tax positions.

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
Segment and Corporate Results
The primary financial performance measures we use to manage our reportable segments and monitor results of operations are revenues and adjusted operating income(1). The following tables summarize our results of operations by reportable segment:

Defense and Intelligence	Three Months Ended			Nine Months Ended
	November 1, 2024	Percent change	November 3, 2023	November 1, 2024	Percent change	November 3, 2023
	(dollars in millions)
Revenues	$1,515	2%	$1,479	$4,366	(2%)	$4,465
Operating income	130	23%	106	344	2%	336
As a percentage of revenues	8.6%		7.2%	7.9%		7.5%
Depreciation of property, plant and equipment	1	—%	1	1	—%	1
Amortization of intangible assets	17	6%	16	51	2%	50
Adjusted operating income(1)	$148	20%	$123	$396	2%	$387
As a percentage of revenues	9.8%		8.3%	9.1%		8.7%
(1) Non-GAAP measure, see "Non-GAAP Measures" section below for additional information about this measure.
Revenues: Revenues increased $36 million for the three months ended November 1, 2024 as compared to the same period in the prior year primarily due to ramp up in volume on existing and new contracts, partially offset by contract completions.
Revenues decreased $99 million for the nine months ended November 1, 2024 as compared to the same period in the prior year primarily due to the sale of the Supply Chain Business ($188 million) in the prior year, and contract completions. This was partially offset by ramp up in volume on existing and new contracts. Adjusting for the impact of the divestiture, revenues grew 2.1%.
Operating and adjusted operating income: Operating and adjusted operating income as a percentage of revenues for the three months ended November 1, 2024 increased from the comparable prior year period primarily due to ramp up in volume on existing and new contracts, and the resolution of the AAV contract termination, partially offset by contract completions.
Operating and adjusted operating income as a percentage of revenues for the nine months ended November 1, 2024 increased from the comparable prior year period primarily due to ramp up in volume on existing and new contracts, and the resolution of the AAV contract termination, partially offset by contract completions and the gain on the sale of the Supply Chain Business in the prior year.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Civilian	Three Months Ended			Nine Months Ended
	November 1, 2024	Percent change	November 3, 2023	November 1, 2024	Percent change	November 3, 2023
	(dollars in millions)
Revenues	$461	11%	$416	$1,275	3%	$1,242
Operating income	37	(31%)	54	105	(24%)	139
As a percentage of revenues	8.0%		13.0%	8.2%		11.2%
Amortization of intangible assets	12	—%	12	36	—%	36
Adjusted operating income(1)	$49	(26%)	$66	$141	(19%)	$175
As a percentage of revenues	10.6%		15.9%	11.1%		14.1%
(1) Non-GAAP measure, see "Non-GAAP Measures" section below for additional information about this measure.
Revenues: Revenues increased $45 million for the three months ended November 1, 2024 as compared to the same period in the prior year primarily due to ramp up in volume on existing contracts.
Revenues increased $33 million for the nine months ended November 1, 2024 as compared to the same period in the prior year primarily due to ramp up in volume on existing and new contracts, partially offset by contract completions.
Operating and adjusted operating income: Operating and adjusted operating income as a percentage of revenues for the three months ended November 1, 2024 decreased from the comparable prior year period due to timing and volume mix.
Operating and adjusted operating income as a percentage of revenues for the nine months ended November 1, 2024 decreased from the comparable prior year primarily due to timing and reduced volume on existing contracts.

Corporate	Three Months Ended			Nine Months Ended
	November 1, 2024	Percent change	November 3, 2023	November 1, 2024	Percent change	November 3, 2023
	(dollars in millions)
Operating (loss) income	$(7)	(59%)	$(17)	$(24)	113%	$187
Depreciation of property, plant, and equipment	5	—%	5	16	(11%)	18
Acquisition and integration costs(1)	—	—%	—	(2)	(300%)	1
Restructuring and impairment costs	—	(100%)	2	4	(50%)	8
Recovery of acquisition and integration costs and restructuring and impairment costs(2)	—	(100%)	(1)	(2)	100%	(1)
(Gain) loss on divestitures, net of transaction costs	—	—%	—	—	(100%)	(240)
Adjusted operating loss(3)	$(2)	(82%)	$(11)	$(8)	(70%)	$(27)
(1)    Adjustment consists of a reversal of immaterial costs related to the Koverse acquisition.
(2)    Adjustment reflects the portion of acquisition and integration costs and restructuring and impairment costs recovered through our indirect rates in accordance with U.S. government Cost Accounting Standards.
(3)    Non-GAAP measure, see "Non-GAAP Measures" section below for additional information about this measure.
Operating and adjusted operating (loss) income: Operating and adjusted operating loss decreased $10 million and $9 million, respectively, for the three months ended November 1, 2024 as compared to the same period in the prior year primarily due to lower selling, general and administrative expenses and a gain on sale of an equity method investment.
Operating loss increased $211 million for the nine months ended November 1, 2024 as compared to the same period in the prior year primarily due to the gain on the sale of the Supply Chain Business in the prior year ($233 million) and the gain recognized from the deconsolidation of FSA ($7 million), partially offset by lower selling, general and administrative expenses in the current year.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
Adjusted operating income decreased $19 million for the nine months ended November 1, 2024 as compared to the same period in the prior year primarily due to lower selling, general and administrative expenses in the current year.
Non-GAAP Measures
Adjusted operating income, earnings before interest, taxes, depreciation and amortization ("EBITDA"), and adjusted EBITDA are non-GAAP financial measures. While we believe that these non-GAAP financial measures are also useful for management and investors in evaluating our financial information, they should be considered as supplemental in nature and not as a substitute for financial information prepared in accordance with GAAP. Reconciliations, definitions, and how we believe these measures are useful to management and investors are provided below. Other companies may define similar measures differently.
Adjusted operating income. Adjusted operating income is a performance measure that primarily excludes the impact of non-recurring transactions that we do not consider to be indicative of our ongoing operating performance. Adjusted operating income is calculated by taking operating income and excluding depreciation and amortization, acquisition and integration costs, impairments, restructuring costs, and any other material non-recurring costs. The acquisition and integration costs relate to the Company's acquisitions. The restructuring and impairment costs represent the reorganization and facilities optimization costs or impairments of long-lived assets. The recovery of acquisition and integration costs and restructuring and impairment costs relate to costs recovered through the Company's indirect rates in accordance with Cost Accounting Standards. Depreciation of property, plant, and equipment relates to property, plant, and equipment specifically identifiable for each segment. Adjusted operating income also excludes amortization of intangible assets because we do not have a history of significant acquisition activity, we do not acquire businesses on a predictable cycle, and the amount of an acquisition's purchase price allocated to intangible assets and the related amortization term are unique to each acquisition. We believe that these performance measures provide management and investors with useful information in assessing trends in our ongoing operating performance and may provide greater visibility in understanding the long-term financial performance of the Company.
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
EBITDA and adjusted EBITDA for the periods presented were calculated as follows:

	Three Months Ended		Nine Months Ended
	November 1, 2024	November 3, 2023	November 1, 2024	November 3, 2023
	(dollars in millions)
Net income	$106	$93	$264	$438
Interest expense, net and loss on sale of receivables	36	29	108	95
Provision for income taxes	20	21	57	134
Depreciation and amortization	35	34	104	106
EBITDA	197	177	533	773
EBITDA as a percentage of revenues	10.0%	9.3%	9.4%	13.5%
Acquisition and integration costs(1)	—	—	(2)	1
Restructuring and impairment costs	—	2	4	8
Recovery of acquisition and integration costs and restructuring and impairment costs(2)	—	(1)	(2)	(1)
(Gain) loss on divestitures, net of transaction costs	—	—	—	(240)
Adjusted EBITDA	$197	$178	$533	$541
Adjusted EBITDA as a percentage of revenues	10.0%	9.4%	9.4%	9.5%
(1)    Adjustment consists of a reversal of immaterial costs related to the Koverse acquisition.
(2)    Adjustment reflects the portion of acquisition and integration costs and restructuring and impairment costs recovered through our indirect rates in accordance with U.S. government Cost Accounting Standards.

Adjusted EBITDA as a percentage of revenues for the three months ended November 1, 2024 increased compared to the same periods in the prior year primarily due to the resolution of the AAV contract termination, and ramp up in volume on existing and new contracts, partially offset by contract completions.
Adjusted EBITDA as a percentage of revenues for the nine months ended November 1, 2024 decreased compared to the same periods in the prior year primarily due to contract completions, partially offset by the resolution of the AAV contract termination, and ramp up in volume on existing and new contracts.
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
The estimated value of our total backlog as of the dates presented was:

	November 1, 2024			February 2, 2024
	Defense and Intelligence	Civilian	Total SAIC	Defense and Intelligence	Civilian	Total SAIC
	(in millions)
Funded backlog	$3,489	$977	$4,466	$2,707	$832	$3,539
Negotiated unfunded backlog	14,822	3,099	17,921	16,316	2,908	19,224
Total backlog	$18,311	$4,076	$22,387	$19,023	$3,740	$22,763
We had net bookings worth an estimated $1.5 billion and $5.3 billion during the three and nine months ended November 1, 2024, respectively.
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

	Three Months Ended
	November 1, 2024			November 3, 2023
	Defense and Intelligence	Civilian	Total SAIC	Defense and Intelligence	Civilian	Total SAIC
	(in millions)
Cost reimbursement	82%	6%	64%	80%	4%	64%
Time and materials ("T&M")	8%	62%	21%	9%	60%	20%
Firm-fixed price ("FFP")	10%	32%	15%	11%	36%	16%
Total	100%	100%	100%	100%	100%	100%

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

	Nine Months Ended
	November 1, 2024			November 3, 2023
	Defense and Intelligence	Civilian	Total SAIC	Defense and Intelligence	Civilian	Total SAIC
	(in millions)
Cost reimbursement	79%	6%	63%	76%	4%	60%
Time and materials ("T&M")	10%	64%	22%	8%	60%	19%
Firm-fixed price ("FFP")	11%	30%	15%	16%	36%	21%
Total	100%	100%	100%	100%	100%	100%
The change in contract mix for the nine months ended November 1, 2024 is primarily due to a decrease in firm-fixed price type contracts due to the divestiture of the Supply Chain Business in the prior year, which historically had a higher proportion of these contracts.
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

	Three Months Ended
	November 1, 2024			November 3, 2023
	Defense and Intelligence	Civilian	Total SAIC	Defense and Intelligence	Civilian	Total SAIC
	(in millions)
Labor-related cost of revenues	55%	55%	55%	55%	57%	56%
Subcontractor-related cost of revenues	29%	30%	29%	30%	35%	31%
Other materials-related cost of revenues	16%	15%	16%	15%	8%	13%
Total	100%	100%	100%	100%	100%	100%

	Nine Months Ended
	November 1, 2024			November 3, 2023
	Defense and Intelligence	Civilian	Total SAIC	Defense and Intelligence	Civilian	Total SAIC
	(in millions)
Labor-related cost of revenues	56%	58%	56%	53%	58%	54%
Subcontractor-related cost of revenues	29%	31%	30%	30%	34%	31%
Supply chain materials-related cost of revenues	—%	—%	—%	4%	—%	3%
Other materials-related cost of revenues	15%	11%	14%	13%	8%	12%
Total	100%	100%	100%	100%	100%	100%
The change in cost of revenues mix for the nine months ended November 1, 2024 is primarily due to a decrease in supply chain materials-related costs due to the divestiture of the Supply Chain Business in the prior year.
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
During the first and third quarters of fiscal 2025, we amended our Credit Facility. See Note 7—Debt Obligations to the condensed consolidated financial statements contained within this report for additional information.
Historical Cash Flow Trends
The following table summarizes our cash flows:

	Nine Months Ended
	November 1, 2024	November 3, 2023
	(in millions)
Net cash provided by operating activities	$379	$333
Net cash (used in) provided by investing activities	(15)	324
Net cash used in financing activities	(413)	(455)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(49)	$202
Net Cash Provided by Operating Activities. Cash flows provided by operating activities increased $46 million for the nine months ended November 1, 2024 as compared to the prior year primarily due to higher cash provided by the Master Accounts Receivable Purchase Agreement ("MARPA Facility") in the current year (see Note 10—Sales of Receivables to the condensed consolidated financial statements contained within this report for additional information), and lower tax payments in the current year, partially offset by timing of customer collections and vendor payments, higher incentive-based compensation payments in the current year, and other changes in working capital.
Net Cash (Used in) Provided by Investing Activities. Cash used in investing activities for the nine months ended November 1, 2024 was $15 million compared to cash provided by investing activities of $324 million in the prior year period. This change is primarily due to the $356 million of cash proceeds for the sale of the Supply Chain Business in the prior year period (see Note 4 to the condensed consolidated financial statements).
Net Cash Used in Financing Activities. Cash used in financing activities for the nine months ended November 1, 2024 decreased compared to the prior year period primarily due to higher proceeds received from borrowings, net of principal payments, partially offset by higher share repurchases in the current year.
Critical Accounting Policies and Estimates
There have been no changes to our critical accounting policies and estimates during the nine months ended November 1, 2024 from those disclosed in our most recently filed Annual Report on Form 10-K.
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
Item 4. Controls and Procedures
Our management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) and have concluded that as of November 1, 2024 these controls and procedures were operating and effective.
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
The following table presents repurchases of our common stock during the three months ended November 1, 2024:

Period(1)	Total Number of Shares (or Units) Purchased(2)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(3)
August 3, 2024 - September 6, 2024	391,747	$126.00	389,574	1,501,679
September 7, 2024 - October 4, 2024	259,610	137.01	259,610	1,242,069
October 5, 2024 - November 1, 2024	210,004	145.23	210,004	1,032,065
Total	861,361	$134.01	859,188
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
(3)In June 2022, the number of shares that may be purchased increased by 8.0 million shares, bringing the total authorized shares to be repurchased under the plan to approximately 24.4 million shares. As of November 1, 2024, we have repurchased approximately 23.4 million shares of common stock under the program.
Item 3. Defaults Upon Senior Securities
No information is required in response to this item.
Item 4. Mine Safety Disclosures
No information is required in response to this item.
Item 5. Other Information
During the three months ended November 1, 2024, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as such terms are defined in Item 408 of Regulation S-K.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
Item 6. Exhibits

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Bylaws. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed with the SEC on September 5, 2024.

10.1
Seventh Amendment to the Third Amended and Restated Credit Agreement, dated October 18, 2024, by and among SAIC, Citibank N.A., as administrative agent and collateral agent, and certain other lenders and parties thereto. Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on October 22, 2024.

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
Date: December 5, 2024

Science Applications International Corporation

/s/ Prabu Natarajan
Prabu Natarajan Executive Vice President and Chief Financial Officer