Form 10-K
period 2025-01-31
Science Applications International Corp
filed 2025-03-17
CIK 1571123

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2025
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
As of August 2, 2024 (the last business day of the registrant’s most recently completed second quarter), the aggregate market value of the registrant’s common stock (based upon the closing stock price) held by non-affiliates was $5.9 billion.

The number of shares issued and outstanding of the registrant’s common stock as of March 7, 2025 was 47,737,203 shares ($.0001 par value per share).

DOCUMENTS INCORPORATED BY REFERENCE
Portions of Science Applications International Corporation’s Definitive Proxy Statement for the 2025 Annual Meeting of Stockholders are incorporated by reference in Part III of this report.

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
Our business has a long and successful history of over 50 years serving all military forces (Army, Air Force, Navy, Marines, Coast Guard, and Space Force) and agencies of the Department of Defense ("DoD"), National Aeronautics and Space Administration ("NASA"), U.S. Department of State, Department of Justice, Department of Homeland Security and members of the Intelligence Community. We serve our customers through approximately 1,700 active contracts and task orders. We have approximately 24,000 employees that are led by an experienced executive team of proven industry leaders.
Effective February 3, 2024, the first day of fiscal 2025, we completed a business reorganization which replaced our previous two operating sectors with five customer facing business groups supported by the enterprise organizations, including the Innovation Factory. The five business groups, which are also our operating segments, are aggregated into two reportable segments for financial reporting purposes given the similarity in economic and qualitative characteristics, and based on the nature of the customers they serve. Our two reportable segments are the Defense and Intelligence segment and the Civilian segment.
The Defense and Intelligence segment provides a diverse portfolio of national security solutions to the DoD and Intelligence Community of the United States Government.
The Civilian segment provides solutions to the civilian markets, encompassing federal, state, and local governments, in order to deliver services for citizen well-being, border security, and protecting lives. This includes integrating solutions into a spectrum of public service missions that impact travel, trade, health and the economy.
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
Weapon Systems Support: We design, build, modify, integrate, and sustain weapon systems across all branches of the U.S. military, ensuring mission readiness on land, at sea, and in the air.
Training and Simulation: We are invested in accelerating the adoption and application of immersive technologies that solve pressing human performance and operational efficiency challenges.
Ground Vehicles Support: We integrate, modify, upgrade, and sustain ground vehicles for our nation's armed forces, leveraging commercial products and in-house solutions to address some of the toughest challenges facing warfighters. Our experts in cybersecurity, enhanced surveillance, secure communications, mobility, and more apply core as well as emerging capabilities to address evolving mission needs.
Our Innovation Factory supports the operating segments by developing enterprise-class solutions which are delivered to our customers as stand-alone solutions or integrated with and aligned to our product offerings through the operations of the business to meet complex customer needs and accelerate digital transformation. The Innovation Factory includes designated teams focused on AI, application development, network services, platforms and cloud, engineering, and cybersecurity. It uses a highly automated, cloud-hosted tool set to rapidly build, test and deploy solutions and works with customers to enhance solutions going forward.
Within this report, we have recast historical financial information to reflect the new reportable segments. The recast historical information has no impact on our previously reported consolidated financial statements.
SAIC integrates emerging technology securely and in real-time into mission critical operations that modernize and enable national imperatives:
Undersea Dominance: We deliver systems to ensure the U.S. maintains proactive control over every threat in the undersea domain.
Border of the Future: We support integrated systems across all ports of entry (i.e., land, sea, air) for all U.S. travel, trade, contraband detection, and immigration functions.
Citizen Experience: We drive commercial-quality U.S. government service delivery through scalable solutions that innovate mission outcomes of legacy systems.
All Domain Warfighting: We develop integrated conflict deterrence, combat preparedness, and data connectivity capabilities for the U.S. Military and Intelligence Community.
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
Significant Scale and Diversified Contract Base. With approximately $7.5 billion in revenue in fiscal 2025, we are one of the largest pure-play technology service providers to the U.S. government. Our significant scale advantage enables us to serve as a prime systems integrator on large, complex programs and to allocate resources toward further developing and expanding our repeatable, proven solutions and differentiated

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
technical capabilities. Our diversified revenue base consists of programs ranging from research and development to operations and maintenance.
Technical Experts Led by Experienced Management. The quality, training and knowledge of our employees are important competitive assets. Our skilled workforce ranges from entry-level technicians to expert-level, highly cleared professionals in network engineering, software design and development, IT modernization, logistics, technology integration and systems engineering. Additionally, the majority of our workforce holds an active security clearance, which is required on many of our existing programs and future program opportunities.
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
Acquisitions and Divestitures
On May 6, 2023, SAIC closed the sale of its logistics and supply chain management business ("Supply Chain Business") to ASRC Federal Holding Company, LLC ("ASRC Federal"). The sale enables the us to focus its resources on long-term strategic growth areas.
On February 4, 2023, the we sold 0.1% of our 50.1% majority ownership interest in Forfeiture Support Associates J.V. ("FSA") to its sole joint venture partner for a nominal amount. As a result of the sale and amendment to the joint venture operating agreement of FSA, we no longer control the joint venture and accounts for its retained interest as an equity method investment as of the date of the transaction.
For additional discussion and analysis related to recent business developments, see “Economic Opportunities, Challenges, and Risks” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this report.
Key Customers
In fiscal 2025, 2024 and 2023, 98% of our total revenues were attributable to prime contracts with the U.S. government or to subcontracts with other contractors engaged in work for the U.S. government.
In fiscal 2025 and fiscal 2024, approximately 52% of our total revenues were attributable to the "Department of Defense", while 46% were attributable to "Intelligence and other federal government agencies" and the remainder attributable to "Commercial, state and local governments and international" customers.
In fiscal 2023, 49% of our total revenues were attributable to both the "Department of Defense" and "Intelligence and other federal government agencies" respectively, with the remainder attributable to "Commercial, state and local governments and international" customers.
Substantially all of our revenues were earned by entities located in the United States.
Regulation
As a government contractor, we operate in a heavily regulated environment and are subject to various laws, regulations, and policies at the federal, state, and local levels. The Federal Acquisition Regulation ("FAR") is the primary regulation governing the procurement process for U.S. government contracts. Together with various agency-specific supplements, the FAR governs the terms and conditions of government contracts, including bidding, performance, and pricing, and imposes specific compliance obligations related to security, intellectual property, data privacy, and environmental regulations. For contracts with the DoD, we are subject to the Defense Federal Acquisition Regulation Supplement ("DFARS"), which imposes additional requirements on defense contractors,

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
including specific cybersecurity measures, contractor security clearances, and compliance with the Defense Contract Audit Agency ("DCAA") and Defense Contract Management Agency ("DCMA") audit and oversight processes. The DFARS also includes clauses related to the protection of classified and sensitive information, with which we must comply when handling such materials. The regulations govern contract pricing and reimbursable costs by, among other things, requiring government contractors to provide cost or pricing data when negotiating certain government contracts, defining allowable and unallowable costs, and otherwise governing the right to reimbursement under various flexibly priced contracts.
The U.S. government may revise its procurement practices or adopt new contract rules and regulations at any time. In some cases, such changes could have an adverse impact on our profitability and ability to win new business. The DoD is increasingly using procedures like “other transaction authority” agreements ("OTAs") to accelerate the procurement process for emerging technologies. OTAs bypass many of the formal and time-consuming requirements found in the typical government contracting process, reducing the barriers to entry and consequently increasing competition from companies that previously did not compete for public sector work. In addition, modifications to cost-reimbursement contract structures could limit our ability to seek reimbursement of certain costs and overhead expenses and therefore erode our profit margins.
Most of our contracts are subject to the Cost Accounting Standards ("CAS"), which are a set of rules and guidelines that govern how companies account for costs on government contracts. We must ensure that our cost accounting practices comply with CAS requirements, which include specific methods for handling indirect costs, overhead rates, and labor allocation.
The U.S. government may terminate our contracts and subcontracts at any time either at its convenience or for default, based on our failure to meet specified performance requirements. If a contract is terminated for convenience, we generally are entitled to the costs already incurred on the contract and profit on those costs. If a contract is terminated for default, we should be entitled to payment for our work that the government customer has accepted.
Some of our operations and service offerings require us to access personally identifiable information and protected health information. These activities are regulated by extensive federal and state privacy and data security laws requiring rigorous privacy protections and security safeguards.
Our business and operations are subject to both U.S. and non-U.S. laws, regulations, and procurement policies and practices, including regulations relating to lobbying, conflicts of interest, import-export controls, foreign investment, tariffs, taxation, exchange controls, repatriation of earnings, and the Foreign Corrupt Practices Act and other anti-corruption laws. Violations of these laws could result in financial penalties, suspension or debarment, and/or the loss of government contracts. We have policies and procedures designed to ensure compliance with these laws and regulations, and a robust ethics and compliance program to maintain a compliance-oriented workforce. We are also susceptible to varying political and economic risks.
The regulations and risks affecting our business are described in more detail under “Risk Factors” in Part I, Item 1A of this report.
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
Single Award Contracts. U.S. government agencies may procure services and solutions through single award contracts, which specify the scope of work that will be delivered and identify the contractor that will provide the specified services. When an agency has a requirement, interested contractors are solicited, qualified and then provided with a request for proposal. The process of qualifying prospective bidders, soliciting proposals and evaluating contractor bids and selection process can take a year or more to complete. This method of contracting may provide the contractor with greater certainty of the timing and amounts to be received at the

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
time of contract award because it generally results in the customer contracting for a specific scope of work from the single successful awardee.
Sole Source Award Contracts. U.S. government agencies may procure services and solutions through sole source award contracts in situations where only one contractor is deemed to qualify to provide the specified services due to proprietary technology, unique capabilities, or specialized expertise. This method bypasses the competitive bidding process, and a detailed justification must be approved by the U.S. government agency to ensure that no other contractor can meet the specified requirements. Similar to single award contracts, this method provides the contractor with greater certainty regarding the timing and amounts to be received at the time of contract award.
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
Other Transaction Authority (“OTA”) Agreements. The U.S. government may procure and enter into OTA agreements, which are used for research projects, prototype development or follow-on production to encourage rapid innovation and technological advancement. The OTA process includes submitting proposals, being selected as a partner and negotiating terms which bypasses the traditional FAR contracts procurement processes.
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
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
Competition
Competition for contracts is intense, and we often compete against a large number of established multinational companies, which may have greater name recognition, financial resources and larger technical staffs than we do. We also compete against smaller, more specialized companies that concentrate their resources on particular areas, as well as the U.S. government’s own capabilities. As a result of the diverse requirements of the U.S. government, we frequently collaborate with other companies to compete for large contracts and bid against these same companies in other situations. Our principal competitors include the following:
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
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
People and Culture
Our success starts with our people. Because our business focuses on high-end solutions in mission IT, enterprise IT, engineering services, and professional services, the ability to acquire, develop, and retain highly skilled talent is central to our operations and prosperity. As of January 31, 2025, we employed approximately 24,000 individuals, including more than 6,000 active military or veterans.
Our corporate values of innovation, inclusion and integrity underpin our culture, and that culture is key to advancing long-term shareholder interests. At SAIC, we strive for the most innovative solutions and best business results by respecting our people and partnering passionately with our customers and communities. We empower our people to take appropriate risks and leverage emerging technology to solve our customers’ most complex problems. Our employees excel because they are invested in our Company, our mission, and our customers’ success.
We work each day to create an environment where engaged employees perform meaningful work with purpose. We deliver solutions to our customers' most challenging problems while giving our employees opportunities to develop their careers through every phase of the talent lifecycle in a flexible and healthy work environment. Our commitment to our employees, and their commitment to our Company, are reflected in our fiscal 2025 culture survey results, where we achieved our highest overall score in five years ― exceeding certain national benchmarks by 6%. This mutual commitment is further illustrated by our employees’ generous donations of time and money to support SAIC’s three giving pillars of focus: military heroes, community wellness, and science, technology, engineering and mathematics ("STEM"). Last year, our employees volunteered 33,000 hours in their communities. At the same time, the SAIC Charitable Foundation (the "Foundation"), a public 501(c)(3) organization created by SAIC, collected emergency relief funds for employees faced with unforeseen financial hardships, such as those caused by natural disasters. In calendar year 2024, the Foundation awarded grants for more than $235,000 in direct support to our employees.
Our customers and the business community recognize and appreciate our innovative workforce. In fiscal 2025, we received several noteworthy accolades, including Fortune’s Sector Leaders in Technology; The Wall Street Journal & Drucker Institute 250 Best-Managed Companies of 2024; and Forbes' America’s Best Employers for Engineers.
Talent Development
In fiscal 2025, we continued to invest in our workforce through various talent development and retention initiatives, such as “upskilling,” rotational assignments, and leadership development programs. We have more than 20 third-party partners that help us deliver a wide range of job-specific training. In addition to technical and professional skills training, we offer higher education and tuition assistance programs for continuing education and industry certifications. Our employees completed more than 140,000 training hours, or nearly six hours per employee.
We seek to build our leadership team from within our workforce, with merit-based promotions of the most qualified candidates. We invest in tomorrow’s leaders by providing leadership development programs such as Leadership 365 and Developing Frontline Leaders. More than 450 employees participated in leadership development programs for nearly 8,500 hours of training. We also had more than 300 early career professionals joined us for internships.
When we need to hire externally, we focus on identifying and attracting highly skilled, exceptional talent. Employee referrals often result in our best-performing new hires. In fiscal 2025, more than 21% of our approximately 5,000 new employees came from employee referrals. With a voluntary attrition rate of approximately 13% in the current fiscal year, we are an industry leader in employee retention, having steadily decreased voluntary turnover as a percentage of employees over the past three years.
Supporting Well-being
We are committed to the health and well-being of our workforce. Our employees’ safety is paramount, and we actively work to prevent workplace hazards. We also encourage our employees to participate in health and wellness

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
initiatives. Our wellness program helps employees incorporate healthy actions into everyday life through useful resources and valuable incentives. We offer a suite of convenient, easily accessible tools to support wellness, whether an employee works at an SAIC facility, at a customer site, or remotely. Our Employee Assistance Program provides confidential counseling, personal financial guidance and resources, legal support, and work-life assistance. We are committed to providing accommodations to employees with disabilities that enable them to perform the essential functions of their job and enjoy equal employment opportunities.
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
Environmental Matters
Our operations are subject to various foreign, federal, state, and local environmental protection and health and safety laws and regulations. Although we do not currently anticipate that compliance costs or the liabilities associated with environmental laws will adversely affect our business, financial position, and results of operations and/or cash flows, it is possible that we may incur material costs or liabilities in the future. These regulations and risks are described in more detail under “Risk Factors” in Part I, Item 1A of this report.
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
Item 1A. Risk Factors
In your evaluation of our Company and business, you should carefully consider the risks and uncertainties described below, together with information included elsewhere within this report and other documents we file with the SEC. These risks, as well as additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may materially harm our business, financial condition or operating results and thus result in a decline in the price of our stock.
Industry and Economic Risks
We depend on U.S. government agencies as our primary customers and, if our reputation or relationships with these agencies were to be harmed, it could adversely impact our financial performance.
We generated 98% of our total revenues during each of the last three fiscal years from contracts with the U.S. government, either as a prime contractor or as a subcontractor to other companies performing prime contracts for the U.S. government. We expect to continue to derive substantially all of our revenues from work performed under U.S. government contracts. Our relationship with the U.S. government – particularly with DoD agencies – is key to maintaining these contracts, winning new work, and growing our revenues. Negative press reports or publicity, regardless of accuracy, could harm our reputation and jeopardize our business with our customers, potentially adversely affecting our revenues, cash flows, and financial results.
Reduced U.S. government defense spending, changes in acquisition priorities, significant delays in U.S. government appropriations, and delays in contract awards, program starts, and other procurement activity, could adversely affect our future revenues, cash flow, and financial results.
Because we generate substantially all of our revenues from contracts with U.S. government agencies, our operating results could be adversely affected by spending caps, changes in budgetary priorities, or delays in the government budget process, program starts, or the award of contracts or task orders under contracts. Current U.S. government spending levels for defense-related and other programs may not be sustained through government fiscal year ("GFY") 2025. Future spending and program authorizations may be stagnant or decrease, or spending priorities may shift to programs in areas in which we do not provide services or are less likely to be awarded contracts. A change in administration or changing national priorities may reduce defense-related and other programs due to competing demands for federal funds and the number and intensity of military conflicts or other factors.
When Congress fails to pass a budget before the end of the fiscal year, government operations typically are funded through one or more continuing resolutions ("CRs"), which enable government agencies to continue operating but do not allow new spending initiatives. CRs can lead to contract awards being delayed, canceled, or funded at lower levels, which could adversely impact our operations, cash flows, and financial results.
In addition, it is possible that an impasse on policy issues could threaten continuous government funding through September 30, 2025, or result in another federal government shutdown, which could cause us to incur labor or other costs without reimbursement under customer contracts or the delay or cancellation of key programs, and could adversely affect our operations, cash flows, and financial results.
The U.S. government also conducts periodic reviews of U.S. defense strategies and priorities, which may shift DoD budgetary priorities, reduce overall spending or delay contract or task order awards for defense-related programs from which we would otherwise expect to derive a significant portion of our future revenues. A significant decline in overall U.S. government spending, a significant shift in spending priorities, the substantial reduction or elimination of defense-related programs or significant budget-related delays in contract or task order awards for large programs could adversely affect our future revenues and limit our growth prospects.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
We face aggressive competition that can impact our ability to obtain contracts and may affect our future revenues, profitability, and growth prospects.
We expect that most of the contracts we pursue in the foreseeable future will be awarded through a competitive bidding process as the U.S. government increasingly relies on IDIQ, GSA Schedule, and other multi-award contracts, which has led to greater competition and increased pricing pressure. The competitive bidding process involves substantial resources and a number of risks, including significant cost and managerial time to prepare bids and proposals for contracts that may not be awarded to us, or that may be awarded but for which we do not receive meaningful task orders. Following contract award, we may encounter significant expense, delay, contract modifications, or even contract loss in the event our competitors protest the award of contracts to us in competitive bidding. Any resulting loss or delay of startup and funding of work under protested contract awards may adversely affect our revenues and/or profitability. In addition, multi-award contracts require that we make sustained post-award efforts to obtain task orders under the contract, failure of which may result in us not recognizing revenues under these multi-award contracts. Our failure to compete effectively in this procurement environment could adversely affect our revenues and profitability.
We compete with larger companies that have more name recognition, greater financial resources, and larger technical staffs, and we also compete with smaller, more specialized companies that concentrate their resources on particular areas. Additionally, we may compete with the U.S. government’s own capabilities. To remain competitive, we must consistently provide superior service, technology, and performance on a cost-effective basis to our customers.
Our earnings and profitability may vary based on the mix of our contracts and may be adversely impacted if we fail to estimate and manage costs, time, and resources accurately.
Our profitability and cash flow may vary materially depending on the types of government contracts we are awarded, the nature of services performed under those contracts, the costs incurred in performing the work, the achievement of performance objectives, and the stage of performance at which the right to receive fees is determined, particularly under incentive and award fee contracts. Failure to perform to customer expectations and contract requirements may result in reduced fees or losses and may adversely affect our financial performance.
We generate revenues under several contract types, including cost-reimbursable, T&M, and FFP contracts. Under cost-reimbursable contracts, the government pays allowable costs incurred during performance of the contract plus a fee up to a ceiling based on the amount that has been funded. Cost, schedule, or technical performance issues on cost-reimbursable contracts could result in reduced fees, decreased profit, or program cancellation. Under T&M contracts, the government pays for the exact cost of all materials, plus a predetermined hourly rate for the labor involved. Under FFP contracts, the government pays a fixed price regardless of the actual costs of performance, meaning that we bear the risk of cost overruns, but we also have the opportunity for profit if we manage the program efficiently. Cost-reimbursable and T&M contracts are generally less profitable than FFP contracts. In fiscal 2025, approximately 16%, 22% and 62% of our total revenues came from FFP contracts, T&M and cost-reimbursable contracts, respectively.
To varying degrees, there is financial risk with each of these contract types if we underestimate the costs of performance or fail to manage the program efficiently and cost-effectively. Unexpected expenses and/or unanticipated delays (including those caused by contract disputes or other factors outside our control, such as poor performance by our subcontractors, rising inflation, natural disasters, or other force majeure events) could result in reduced profits or losses.
We use estimates in recognizing revenues, and our profitability may be adversely affected if we make changes to those estimates.
A significant portion of our revenues are recognized on contracts using a cost input measure, which requires estimates of total costs at completion, fees earned, or both. Due to the technical nature of our services and the length of certain contracts, this estimation process is complex and involves significant judgment. Adjustments to original estimates are often required as work progresses, experience is gained, and additional information becomes known, even though the scope of the work required under the performance obligation may not have changed. Changes in the underlying assumptions, circumstances, or estimates could necessitate adjustments that may adversely affect future financial results.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
Legal and Regulatory Risks
Our failure to comply with the laws and regulations governing organizational conflicts of interest (“OCIs”) could lead to penalties including, potentially, termination of one or more of our U.S. government contracts.
Many of our U.S. government contracts contain organizational conflict of interest ("OCI") clauses that may limit our ability to compete for or perform certain other contracts or other types of services for particular customers. OCI arises when we engage in activities that may make us unable to render impartial assistance or advice to the U.S. government, impair our objectivity in performing contract work, or provide us with an unfair competitive advantage. Existing OCI, and any OCI that may develop, could preclude our competition for or performance on a significant project or contract, which could limit our opportunities.
The U.S. government may issue or revise existing rules, regulations, and directives at any time, creating uncertainty and requiring unanticipated investments in related compliance efforts.
In recent quarters, the U.S. government customer has increasingly focused on affordability, efficiencies, and cost recovery when contracting with private companies. The new Department of Government Efficiency (“DOGE”) is currently evaluating federal agencies and existing government contracts, grants, and programs for affordability, efficiency, and alignment with U.S. government objectives. DOGE’s efforts to reduce federal spending create uncertainty and risk for government contractors, including potentially resulting in change in budgetary priorities and timing on issuing awards. Decreases in, or delays in contract awards and in government spending on the types of programs that we support, and terminations or stop-work-orders on government contracts on which we are currently performing could adversely affect our future revenues and profitability. At the same time, given the nature of our business, the administration’s focus on efficiency, along with the potential for certain traditionally government functions to be transferred to private entities, may present business opportunities for us.
Federal legislation, regulations, executive orders, and other initiatives dealing with, among other things, procurement reform, the mitigation of potential OCIs, the deterrence of fraud, the elimination of diversity, equity, and inclusion (“DEI”), and changes in corporate environmental obligations, could affect our business. Additionally, we are subject to the laws and regulations of the states in which we operate, which, at times, may conflict with federal laws and regulations, introducing ambiguity.
Recent executive orders relating to DEI and other social issues and “return-to-office” requirements, along with pending legal challenges, create uncertainty and may be temporarily unsettling for portions of our workforce. As always, we are committed to complying with all applicable laws and regulations, and we do not anticipate an adverse impact on our future operations and revenues related to these executive orders.
The ongoing reforms to the U.S. government acquisition process, including changes to procurement rules and regulations, could transform how contracts are awarded, negotiated, and managed, which could lead to delays in contract awards and/or modifications to the scope or terms of contracts we hold. We could face increased competition, greater scrutiny, a more complex regulatory environment, heightened compliance requirements, and additional administrative burdens, all of which have the potential to affect our profitability.

The FAR Council recently proposed significant revisions to the FAR related to OCIs, which, if adopted, could limit our ability to bid on certain contracts and/or require us to modify or restructure some business relationships. They could also impose additional compliance burdens and constraints on our business operations. Increased costs related to identifying, assessing, and mitigating OCI's could negatively impact our profitability.
Similarly, recent executive orders related to energy and the environment suggest a shift towards deregulation at the federal level. Although deregulation initiatives could provide short-term relief from regulatory obligations, the executive orders introduce uncertainty and risk, including the potential for legal challenges and the possibility of new environmental policies at the state or local levels that may impose stricter regulations. We are actively monitoring and adapting to changes in environmental laws, assessing the physical risks posed by climate change, and implementing sustainability initiatives aimed at reducing the environmental impact of our operations. However, the full extent of these risks and their potential impact on our business remains uncertain and could materially affect its financial performance.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
We are subject to government audits, cost adjustments, reviews, and investigations that could adversely affect our profitability, cash flows, or growth prospects.
The DCAA, the DCMA, and others routinely audit a contractor’s performance on government contracts, indirect cost rates and pricing practices, and compliance with applicable government contracting and procurement laws, regulations, and standards. They also review the adequacy of the contractor’s compliance with government standards for its business systems, including its accounting, earned value management, estimating, materials management, property management, and purchasing systems. A finding of significant control deficiencies in a contractor’s business systems or a finding of noncompliance with the CAS can result in decremented billing rates until the control deficiencies are corrected and DCMA approves their remediation. Government audits and reviews have become more rigorous as the agencies that conduct them have come under increased scrutiny, leading to stricter interpretations of the standards to which government contractors are held and the increased likelihood of adverse outcomes.
Government audits may conclude that our practices are not consistent with applicable laws and regulations, leading to adjustments to contract costs and mandatory customer refunds. Such adjustments can be applied retroactively. Adverse audit findings or the failure to obtain an “approved” determination on our systems could adversely affect our business by, among other things, restricting our ability to bid on new contracts and diminishing our competitive position for proposals under evaluation. A determination of noncompliance could also result in the U.S. government imposing penalties and sanctions against us, including withholding of payments, suspension of payments, and increased government scrutiny. Increased scrutiny could adversely impact contract performance, impede our invoicing for work performed, delay our receipt of timely payment, and weaken our ability to compete for new contracts.
As is typical in our industry, DCAA’s indirect cost audits of our business remain open for certain prior years and the current year. We have recorded contract revenues based on an estimate of costs that we believe will be approved. However, we cannot guarantee the outcome of any ongoing or future audits or that any required adjustments will not exceed our reserves.
We are also subject to government reviews and investigations relating to all aspects of our business, including our contracts and operations. If a review or investigation identifies improper or illegal activities, we may be subject to civil or criminal penalties or administrative sanctions, which could include the termination of contracts, forfeiture of profits, triggering of price reduction clauses, suspension of payments, imposition of fines, and/or suspension or debarment from doing business with the U.S. government. Allegations of impropriety, even if untrue, may cause us reputational harm and impede our ability to win new contract awards or receive contract renewals. Fines, penalties, and other sanctions are not uncommon in our industry and could negatively impact our profitability, cash position, and future opportunities.
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
The U.S. government may terminate, cancel, modify, or curtail our contracts at any time and, if we do not replace them, we may be unable to achieve or sustain revenue growth and may suffer a decline in revenues and profitability.
Many of the U.S. government programs for which we are a prime contractor or subcontractor may extend for several years, and may include one or more base years and one or more option years. The U.S. government generally has the right not to exercise options to extend or expand our contracts, and may otherwise terminate, cancel, modify, or curtail our contracts at its convenience. Any decision by the U.S. government not to exercise contract options or to terminate, cancel, modify, or curtail our major programs or contracts would adversely affect our revenues, revenue growth, and profitability.
We have experienced, and will continue to experience in the normal course of business, periodic performance issues under certain of our contracts. If a government customer terminates a contract for default, we may be exposed to liability, including for excess costs incurred by the customer in procuring undelivered services and solutions from another source. Depending on the nature and value of the contract, a performance issue or termination for default could cause our actual results to differ from those anticipated and could harm our reputation.
Our use of net operating loss carryforwards and other tax attributes to offset future taxable income may become limited if we or the IRS determine that we have experienced an ownership change.
As of January 31, 2025, we have estimated $223 million of gross net operating loss carryforwards and gross tax basis in our acquired amortizable goodwill, as well as other intangible assets of approximately $1.0 billion. Net operating loss carryforwards and other tax attributes are subject to various annual limitations under Sections 382 and 383 of the Internal Revenue Code, which restricts a corporation’s ability to use such carryforwards and attributes following an ownership change.
Changes in tax laws and regulations or exposure to additional tax liabilities could adversely affect our financial results.
Changes in federal or state tax regulations or in their interpretation and application, including those with retroactive effect, could cause increases in our tax expense and affect profitability and cash flows. For example, beginning in fiscal 2023, the Tax Cuts and Jobs Act of 2017 eliminated the option to deduct research and development expenditures in the year incurred, instead requiring taxpayers to amortize such expenditures over five years for tax purposes. The impact of this change is dependent on the amount of research and development expenses we incur, as well as the potential for Congress to modify or repeal the provision or for the U.S. Treasury Department to release new guidance or interpretive rules. The impact to our income taxes payable was most significant in fiscal 2023 decreasing over the five-year amortization period. By year six, we anticipate any impact to be immaterial.
Legal disputes could require us to pay potentially large damage awards and could be costly to defend, which could adversely affect our cash balances and profitability, and could damage our reputation.
We are subject to several lawsuits and claims described under “Legal Proceedings” in Part I, Item 3 of this report. We are also subject to, and may become a party to, a variety of other immaterial litigation or claims arising from time to time in the ordinary course of our business. The Department of Justice and other U.S. or foreign enforcement agencies may bring claims or lawsuits in connection with our performance of government contracts or our billing or record-keeping relating to those contracts. Although rare, government agencies can seek to suspend or debar government contractors they believe have engaged in misconduct. The government has considerably more resources at its disposal to pursue these matters than we do to defend ourselves against them, and certain statutes under which the Department of Justice may bring claims (like the False Claims Act) provide for treble damages and penalties on a per invoice basis. Consequently, the government generally has more leverage against us than a commercial plaintiff or other private party would have. Settlements or adverse judgments may result in significant monetary damages or injunctions, and litigation and claims could be costly to defend. Even if we are successful, fully indemnified, or insured, we could suffer damage to our reputation that impedes our ability to compete for work or obtain adequate insurance in the future. The outcome of litigation and other claims, including those described under “Legal Proceedings” in Part I, Item 3 of this report, is inherently uncertain, and management’s view of these matters may change in the future.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
Our business is subject to numerous legal and regulatory requirements, and any violation of these requirements, or any misconduct by our employees, subcontractors, agents, or business partners, could harm our business and reputation.
In addition to government contract procurement laws and regulations, we are subject to numerous other federal, state, and foreign legal requirements related to, among other things, fraud (including but not limited to falsifying time and other records), data privacy and protection, employment and labor relations, immigration, taxation, anticorruption, import/export controls, trade restrictions, internal and disclosure control obligations, securities regulations, and antitrust. Compliance with diverse and changing legal requirements is costly, time-consuming, and requires significant resources. Violations can result in fines, penalties, restitution, or other damages (which can be significant), criminal sanctions against our Company and/or our officers, the loss of security clearances, the cancellation of current contracts and the ineligibility for future contracts, and suspension or debarment from federal, state, or local contracting – any of which could adversely affect our business and financial results. Additionally, depending on the circumstances, our Company can be held liable for the misconduct of its employees, subcontractors, agents, or business partners.
Business and Operational Risks
A failure to attract, train, retain, and utilize skilled employees and our senior management team would adversely affect our ability to execute our strategy and may disrupt our operations.
Our business relies heavily on the expertise and skills of our employees. Many government programs require our personnel to have security clearances. Our continued success depends on the ability to recruit and retain highly trained, skilled and, at times, cleared engineering, technical, and professional personnel. Competition for talent is intense, and competitors aggressively recruit key employees. Security clearances can be difficult and time-consuming to obtain, and cleared talent is in demand. Particularly in highly specialized areas, it has become more difficult to recruit and retain qualified employees, which could affect our growth in the current and future fiscal years. We will continue to devote significant resources to recruiting, training, and retaining top talent, but we cannot guarantee the outcome of these efforts. The failure to timely secure qualified employees could impair our ability to win new business or meet existing contractual obligations, which could adversely affect our future financial performance. In addition, salaries and related expenses are a significant portion of the cost of our services and, accordingly, our ability to utilize our workforce efficiently can impact our profitability. If our employees are under-utilized, our profitability could suffer.
Our success also depends on the continued employment of a highly qualified and experienced senior management team that focuses on retaining existing business and generating new business. Although we have succession plans in place, the loss of key personnel in critical functions could temporarily impair our ability to win new contracts or perform existing work.
We may make acquisitions, investments, joint ventures, and divestitures in the future that involve numerous risks, which, if realized, may adversely affect our business and financial performance.
Subject to the limitations of our credit facility (as further described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this report), we may make strategic acquisitions or investments, engage in joint ventures, or divest existing businesses, which could cause unforeseen expenses, disrupt our business, fail to yield the anticipated benefits, or pose other risks that could adversely affect our reputation, operations, or financial results, including:
•we may not retain key employees (including those with needed security clearances), customers, and business partners of an acquired business in the future;
•we may fail to successfully integrate acquired businesses, such as failing to successfully implement IT and other control systems relating to the operations of any acquired business;
•we may not generate sufficient earnings to meet the required Leverage Ratio under the Credit Facility, which would give lenders the right to, among other things, foreclose on our assets;

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
•acquisitions normally require a significant investment of time and resources, which may disrupt our business and distract our management from other important responsibilities;
•we may not be able to accurately estimate the financial effect of any acquisitions and investments on our business and we may not realize anticipated revenue opportunities, cost savings, or other synergies or benefits, or acquisitions may not result in improved operating performance; and
•we may assume known and unknown material liabilities, including legal or regulatory risks that were not identified as part of our due diligence or for which we are unable to receive a purchase price adjustment or reimbursement through indemnification.
If any acquisitions, investments, or joint ventures fail, perform poorly, or their value is otherwise impaired for any reason, including contractions in credit markets and global economic conditions, our business and financial results could be adversely affected.
In addition, we may periodically divest businesses, including businesses that are no longer a part of our ongoing strategic plan. These divestitures similarly require significant investment of time and resources. They may disrupt our business, distract management from other responsibilities, and create losses on disposal or continued financial involvement in the divested business, including through indemnification, guarantee, or other financial arrangements, for a period of time following the transaction, which could adversely affect our financial results.
We use and deploy AI solutions for our customers that could harm our reputation or create liability if they do not function as predicted.
We deploy and integrate AI solutions for our business operations and for customers, including AI solutions that assist with the design, deployment, and management of AI applications that allow customers to work with their complex and sensitive data to power the most demanding analytics, data science, and AI use cases. These AI solutions may be vulnerable to misuse or cyberattack. Additionally, because this technology is developing so rapidly, we may be unable to keep up with new AI developments. We use some AI solutions that we develop and some that we obtain others from third parties. The development methods and algorithms of these solutions could be flawed, and the datasets could contain incorrect or biased information. Content or code generated by AI systems may be vulnerable to cyberattack, require human review, be unreliable, illegal, or offensive, and could result in the AI solution not working as intended. If we deploy AI solutions that have unintended consequences or are more controversial than we anticipate, our customers may seek redress, and we may experience reputational harm that could affect our business or financial results. Our use of AI solutions could be limited by, or subject to regulatory action or legal liability under, proposed rules or legislation regarding privacy, intellectual property, and other laws.
We face various risks related to health epidemics, pandemics, and similar outbreaks, which may have material adverse effects on our business, financial position, results of operations, and/or cash flows.
We face various risks related to health epidemics, pandemics, and similar outbreaks such as the global outbreak of COVID-19. If significant portions of our workforce cannot work effectively due to illness, quarantines, government actions, facility closures, or for other reasons in connection with an epidemic, our operations will be impacted. We may be unable to perform fully on our contracts and some of our costs may not be fully recoverable or adequately covered by insurance. Another epidemic could cause disruption in our supply chain, could delay or limit the operations of the U.S. government and other customers to perform (including making timely payments to us), could impact investment performance, and could cause other negative events.
In addition, the resulting volatility in the global capital markets could restrict our access to capital and/or increase our cost of capital.
Customer systems failures could damage our reputation and adversely affect our revenues and profitability.
Many of the systems and networks that we develop, install, and maintain for our customers involve managing and protecting personal information and information relating to national security and other sensitive government functions. While we have programs designed to comply with relevant privacy and security laws and restrictions, if a system or network that we develop, install, or maintain were to fail or experience a security breach or service interruption (whether caused by us, third-party service providers, cybersecurity threats, or other events), we may

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
experience loss of revenue, remediation costs, claims for damages, or contract termination. This could cause serious harm to our reputation and prevent us from having access to, or being eligible for, further work involving these systems and networks. Our errors and omissions liability insurance may not adequately compensate us for the damages that we incur, and our results could be adversely affected.
We depend on our teaming arrangements and relationships with other contractors and subcontractors. If we are not able to maintain these relationships, or if these parties fail to satisfy their obligations to us or the customer, our revenues, profitability, and growth prospects could be adversely affected.
We rely on teaming relationships with other prime contractors and subcontractors to bids on large procurements and other opportunities when we believe the combination of services, products, and solutions we can offer with teammates will help us win and perform the contract. Our future revenues and growth could be adversely affected if our partners reduce or end their contract relationships with us, or if the U.S. government terminates or reduces programs of prime contractors to which we subcontract, does not award them new contracts, or refuses to pay under a contract. We may contract with subcontractors that do not have experience on U.S. government contracts or with our customers, providing them with the experience, relationships, and past performance to compete with us on future contracts and potential result in contract losses. If subcontractors fail to timely meet their contractual obligations or have regulatory compliance or other problems, our ability to fulfill our obligations as a prime contractor or higher tier subcontractor may be jeopardized.
We have only a limited ability to protect our intellectual property rights, which are important to our success. Our failure to adequately protect our proprietary information and intellectual property rights could adversely affect our competitive position.
We rely principally on trade secrets to protect much of our intellectual property in cases where we do not believe that patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. Although our employees are subject to confidentiality obligations, this protection may be inadequate to deter or prevent misappropriation of our confidential information. We may be unable to detect unauthorized use of our intellectual property or otherwise take appropriate steps to enforce our rights. Failure to obtain or maintain trade secret protection could adversely affect our competitive business position. If we are unable to prevent third parties from infringing or misappropriating our copyrights, trademarks, or other proprietary information, our competitive position could be adversely affected. In addition, in connection with the performance of services, the U.S. government has certain rights to inventions, data, software codes, and related material that we develop under government-funded contracts and subcontracts, which may permit the U.S. government to disclose or license this information to third parties, including, in some instances, our competitors.
In the course of conducting our business, we may inadvertently infringe the intellectual property rights of others, resulting in claims against us or our customers. Our contracts generally indemnify our customers for third-party claims for intellectual property infringement by the services and solutions we provide. The expense of defending these claims may adversely affect our financial results.
We face risks related to climate change if extreme weather events adversely affect our ability to work or our customers’ requirements or priorities.
Severe storms, increased precipitation and flooding, heat waves, forest fires, and other natural disasters tied to climate change could adversely affect our ability to execute our strategy and may disrupt our operations. Any climate event limiting our employees’ ability to work could potentially impair our capability to perform and meet our contractual obligations, address our customers’ needs, and ultimately win new business, all of which could adversely affect our business, financial position, results of operations, and/or cash flows. While we have a distributed workforce with employees working remotely across the U.S., we do have employees who, because of client requirements or contractual obligations, must work at specified locations. In these instances, if there were a severe weather event that impacted such a location, we might not be able to meet the client’s requirements or our contractual obligations. In the shorter term, a climate-related event could temporarily impede our ability to do the required work in person, produce operational or other unforeseen challenges, and in the longer term, threaten our performance of contracts, any of which could harm our business and its results.
Although we have business continuity plans and other safeguards in place, there is no assurance that such plans and safeguards will be effective in preventing adverse impacts on our operations or long-term plans. Local conditions and regulations may delay the return of employees to business sites, which could undermine our efforts

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
to meet our contractual obligations. Climate-related limitations on individual employees may also create obstacles to meeting customer requirements or our contractual obligations.
Additionally, our customers could change priorities or direction due to a direct climate-change impact, concerns about long-term sustainability, legislative or regulatory pressure, or market factors such as investor, consumer, or societal requests or demands. Such changes and responses by our customers have the potential to adversely impact our future revenues, profitability, and prospects.
We could incur significant liabilities and suffer negative publicity if our detection systems fail to operate as intended or our assessment reports prove to be inaccurate.
We have developed and sold tsunami buoys and related services that are designed to assist in the detection of tsunamis or large waves that may have catastrophic consequences to coastal communities. Our buoys have been deployed by the U.S. National Oceanic and Atmospheric Administration and non-U.S. governments in other areas around the world. There are many factors, some of which are beyond our control, that could result in the failure of these buoys. We may develop other products or provide services for the detection of catastrophic natural or man-made threats.
Some of our contracts involve evaluating and/or assessing the likelihood or potential consequences of natural disasters and other threats. The failure of our products and services to help detect the threats for which they were designed, or the failure of our reports to accurately assess the consequences of certain threats could contribute to injury, death, or extensive property damage, potentially leading to product liability, professional liability, or other claims against us. Further, if our products, services, or reports fail to (or are perceived to have failed to) help detect or adequately assess a threat, the negative publicity could have a material adverse effect on our business.
Our services and operations sometimes involve using, handling, or disposing of hazardous substances or dangerous materials, which could expose us to potentially significant liabilities.
Some of our services and operations involve the use, handling, or disposal of hazardous substances or dangerous materials, including explosive, chemical, biological, radiological, or nuclear materials. These activities generally subject us to extensive foreign, federal, state, and local environmental protection and health and safety laws and regulations, which, among other things, require us to incur compliance costs and the risk of liability. Failure to comply with these environmental protection and health and safety laws and regulations could result in civil, criminal, regulatory, administrative, or contractual sanctions, including but not limited to fines, penalties, and/or suspension or debarment actions. We could be required to incur costs to change, upgrade, remediate, and/or close some of our operations or properties. Although we do not have extensive real estate holdings, our ownership and operation of real property also subjects us to environmental protection laws, some of which create liability for current or previous owners or operators of businesses and real property liable for hazardous substance releases, even if they did not know of and were not responsible for the releases. If we have any violations of, or incur liabilities pursuant to, these laws or regulations, our financial condition and operating results could be adversely affected.
We face risks associated with our international business.
Our international operations, which have historically generated a small portion of our revenues, may be subject to additional and different risks than our domestic operations. Failure to comply with U.S. government laws and regulations applicable to international business, such as the Foreign Corrupt Practices Act and U.S. export control regulations, could have an adverse impact on our business with the U.S. government and could expose us to administrative, civil, or criminal penalties, and potentially significant contract losses.
We provide services and solutions in support of U.S. government customers in countries that are politically unstable, active conflict zones, or subject to high-risk intelligence operations. Operating in these environments may increase the risk of an incident resulting in injury or loss of life, property damage or destruction, or the inability to meet our contractual obligations. It is impossible to predict the impact that these regulatory, geopolitical, and other factors may have on our business in the future.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
Pension funding and costs are dependent upon several economic assumptions, which, if changed, may cause our future earnings and cash flow to fluctuate significantly.
Through our acquisition of Engility Holdings, Inc. ("Engility") in fiscal 2019, we assumed obligations under Engility's defined benefit pension plan (the "Pension Plan"). The impact of the Pension Plan on our generally accepted accounting principles ("GAAP") earnings may be volatile. Because our calculations are sensitive to funding levels and rely on several key economic assumptions, including interest rates, rates of return on plan assets, and participant mortality estimates, the expenses we record for the Pension Plan may materially change from year to year. Changes in these factors also affect our plan funding, cash flow, and stockholders’ equity. In addition, the Pension Plan funding may be subject to changes caused by legislative or regulatory actions.
We will make contributions to fund the Pension Plan when considered necessary or advantageous to do so. The macro-economic factors discussed above, including the return on assets and the minimum funding requirements established by government funding or taxing authorities, or established by other agreement, may influence future funding requirements. A significant decline in the fair value of the assets in the Pension Plan, or other adverse changes to the Pension Plan, could require us to make significant funding contributions and affect cash flows in future periods.
We also, in the acquisition of Engility, assumed obligations under a Retiree Health Reimbursement Account plan ("RHRA"). The impact of Engility’s RHRA on our GAAP earnings may be volatile in that the amount of expense we record for the plan may materially change from year to year because those calculations are sensitive to several key economic assumptions, including interest rates and actuarial assumptions related to participant mortality, retirement, and termination.
CAS govern the extent to which postretirement costs and plan contributions are allocable to and recoverable under contracts with the U.S. government. On December 27, 2011, the CAS Board published a final rule that harmonizes CAS pension cost reimbursement rules with the Pension Protection Act of 2006 ("PPA") funding requirements. The rule is expected to mitigate the mismatch between CAS costs and minimum funding requirements under PPA-amended Employee Retirement Income Security Act of 1974 ("ERISA"), which should accelerate allowable CAS pension costs as compared to prior rules. We anticipate that government contractors will be entitled to an equitable adjustment for any additional CAS contract costs resulting from the final rule. We have sought, and expect to continue seeking, reimbursement from the U.S. government for a portion of our postretirement costs and plan contributions. For additional information related to our pension funding and costs, see Note 9—Retirement Plans to the consolidated financial statements contained within this report.
Goodwill and intangible assets represent a significant amount of our total assets and any impairment of these assets would negatively affect our results of operations.
Goodwill is tested for impairment annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. This includes, for example, significant adverse changes in the legal or regulatory landscape or in the business climate, adverse actions or assessments by regulators, unanticipated competition, the loss of key contracts, significant decreases in our stock price, or disruptions in customer relationships that affect current and future operating cash flows of the reporting unit. We assess intangible assets with finite lives for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable at the asset group level. Any future impairment of goodwill or other intangible assets would have a negative impact on our profitability and financial results.
We maintain our cash at financial institutions, often in balances that exceed federally insured limits.
Most of our cash is held in accounts at U.S. banking institutions that we believe are of high quality. Cash held in depository accounts may exceed the $250,000 Federal Deposit Insurance Corporation ("FDIC") insurance limits. If these banking institutions were to fail, we could lose part or all of the amounts in excess of the insurance limits. A material loss related to a bank failure could have a material adverse effect on our financial position and could impact our ability to pay operational expenses or make other payments. Additionally, if our customers, suppliers, insurers, joint venture partners, sureties, or other parties with which we partner are materially impacted by a bank failure or other issues in the banking industry, including changes in legislation and regulation, it may have an adverse impact on our operational and financial performance.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
Cybersecurity Risks
Our business and financial results could be negatively affected by cyber or other security threats.
We encounter cybersecurity and physical security threats as part of the work we do for our customers and our internal business. Our IT systems contain a variety of sensitive and classified information which attract adversaries including nation-state threat actors. We face cybersecurity threats including attempts to disrupt our critical systems, gain unauthorized access to data, release or corrupt sensitive information, and interfere with operations. Adversaries that acquire unauthorized access to customer accounts can use that information to compromise data. Inadequate account security practices could result in malicious activity affecting customer use of our solutions. We work cooperatively with our customers to address cybersecurity threats and we are subject to extensive regulations related to cybersecurity.
Actual or perceived cybersecurity vulnerabilities may lead to claims against us. Our customers, their employees, or third parties may seek to hold us liable for any costs or other damages associated with unauthorized access to sensitive information for which we are responsible under customer contracts.
We develop custom software code and our products may utilize or include open source or AI-generated code, which may make our products susceptible to cyberattacks. We also rely on our supply chain to deliver products and services to our customers. Threat actors have and may continue to seek and gain access to our systems through our business partners and suppliers. A cybersecurity incident affecting our business partners and suppliers could materially adverse impact on our business.
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
We have been subject to cybersecurity incidents, disruptions and data loss targeting our data and systems of the data and systems of our customers. None of these incidents has had a material impact on us or, to our knowledge, our customers. We report cybersecurity incidents, as appropriate, to affected customers and the cognizant regulatory, law enforcement, and national security authorities. Future cybersecurity incidents could damage our reputation, expose us to liability, or prevent us from winning future work, and could have a material adverse impact on our business.
Because of the rapidly evolving nature of these threats, there can be no assurance that our policies, procedures and security controls will detect or prevent them, mitigate their affects and we cannot predict their full impact.
In addition, government agencies investigate and may bring actions against us for noncompliance with legal, contractual, or regulatory requirements regarding cybersecurity controls and disclosure of cybersecurity incidents to customers, regulators, law enforcement, or the public. Any remediation costs, damages or other liabilities related to cybersecurity incidents may not be fully insured or indemnified by other means.
Forward-Looking Statement Risks
This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by words such as “may,” “will,” “should,” “expects,” “projects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” “outlook,” and similar words or phrases. The forward-looking statements in this report relate to anticipated events and future operating results and financial performance. These statements are not guarantees of future performance and are subject to risks and uncertainties, including but not limited to changes in market conditions, regulatory and legal developments, governmental and political conditions, competitive pressures, technological advancements, economic conditions, supply chain disruptions, and the risk factors discussed above that could cause actual results to differ materially from those expressed or implied in this report.
Except where required by law, we expressly disclaim a duty to update or revise any forward-looking statements after the date of this Form 10-K to reflect subsequent events, changed circumstances or expectations, or revised

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
estimates and assumptions. The forward-looking statements in this Form 10-K are intended to be subject to the safe harbor protections in the federal securities laws.
Item 1B. Unresolved Staff Comments
No information is required in response to this item.
Item 1C. Cybersecurity
Risk Management and Strategy
We are subject to various cybersecurity risks and continuously monitor and assess our cybersecurity measures to protect against a multitude of cyber threats from adversaries, including nation state actors, that target critical infrastructure sectors such as the defense industrial base. A cybersecurity incident impacting us or our subcontractors or suppliers could materially adversely affect our operations, performance, and results.
We expend considerable resources on our cybersecurity management and oversight program designed to identify, manage, and mitigate cybersecurity risks. This program is integrated into our overall risk management systems and processes and includes continuous monitoring of cybersecurity threats, regular assessments of information systems, vulnerability management, penetration testing, employee training on cybersecurity best practices, and ongoing assessments of risk.
We have established an incident response plan to promptly and effectively address cybersecurity incidents. The incident response plan provides steps to identify, mitigate, and recover from incidents, and procedures to escalate issues to senior management, legal, and, when appropriate, our Board of Directors. The plan includes procedures for investigating and containing incidents, notifying affected parties, as appropriate, and implementing corrective actions.
As a defense contractor, we must comply with DoD cybersecurity requirements for handling Controlled Unclassified Information ("CUI") and requirements in the Defense Federal Acquisition Regulation Supplement ("DFARS") regarding reporting cybersecurity incidents to the DoD, including the DoD’s Cybersecurity Maturity Model Certification ("CMMC") program. We are prepared to participate in this program and obtain associated CMMC certification. We also adhere to the standards set forth by the National Institute of Standards and Technology (“NIST”) and the International Organization for Standardization (“ISO”) to ensure the highest level of security and operational excellence. Our commitment to compliance with these rigorous frameworks is integral to maintaining the confidentiality, integrity, and availability of our services and products.
We rely on various third-party providers, such as vendors, suppliers and other business partners for certain aspects of our operations. These third parties are also susceptible to cybersecurity risks. We conduct due diligence on the cybersecurity practices and controls on these providers and include provisions in our contracts requiring appropriate cybersecurity measures. In addition, in the case of a third-party cybersecurity incident, we identify and mitigate risks to minimize impacts to us from third-party incidents.
We share and receive threat intelligence with our peers in the defense industrial base, government agencies, information sharing and analysis centers, and cybersecurity associations. We have relationships with third-party service providers who also assess our security controls through penetration testing, independent audits, and consulting on best practices to address emerging challenges. These assessments evaluate the effectiveness of our security controls.
Governance
Management's Responsibilities
Our information security program is led by our corporate Chief Information Security Officer ("CISO"), who works closely in a cross-functional capacity with key corporate and operational business stakeholders, including our Chief Information Officer. They and the other individuals supporting our information security program demonstrate their cybersecurity expertise through qualifications such as prior work experience, possession of a cybersecurity certification, degree, or other cybersecurity experience. The CISO collaborates with these functions for the purpose of establishing processes and procedures to monitor potential cybersecurity risks, identifying cybersecurity incidents, implementing appropriate mitigation measures, reporting cybersecurity breaches, assessing materiality,

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
maintaining our cybersecurity program, and other information security incidents. The CISO provides regular updates on our cybersecurity posture and preparedness to senior management.
Board of Directors' Roles and Responsibilities
Our cybersecurity risks and associated mitigations, as part of our enterprise risk management, are continually monitored by senior leadership. These risks and mitigations are also subject to oversight by the Audit Committee and the Risk Oversight Committee (“ROC”) of our Board of Directors. The ROC is the primary committee that oversees enterprise cybersecurity risks and reviews cybersecurity matters, including our policies and procedures for protecting our cybersecurity infrastructure and for compliance with data protection and security regulations, and related risks. The ROC receives information regarding such risks from management, including our CISO, and reports to the Board on a quarterly basis. The ROC also oversees the Board’s response to any significant cybersecurity incidents.
Cybersecurity Threats
While we have taken significant steps to manage cybersecurity risks, there can be no assurance that these measures will prevent all potential incidents. A material cybersecurity incident could have material adverse effect on our financial condition, results of operations, or cash flows. We are committed to addressing cybersecurity risks in an ever-evolving technological landscape. Management will continue to evaluate and enhance its cybersecurity measures to adapt to emerging threats and comply with evolving regulatory requirements.
We describe whether and how risks from identified cybersecurity threats have materially affected or are reasonably likely to materially affect us, including our organizational strategy, results of operations, or financial condition as part of our risk factor disclosures in Part I, Item 1A of this report.
Item 2. Properties
We occupy approximately 3 million square feet of floor space, substantially all of which is leased. Our corporate headquarters is located in Reston, Virginia. Our principal locations outside of Reston, Virginia include Chantilly, Virginia; Huntsville, Alabama; El Segundo, California; Bedford, Indiana; and Charleston, South Carolina. As of January 31, 2025, we conducted our operations at approximately 110 properties located in 23 states, the District of Columbia, and various foreign countries. We consider our facilities suitable and adequate for our present needs, which are generally limited to office, integration, warehouse and computer laboratory spaces.
Item 3. Legal Proceedings
We have provided information about legal proceedings in which we are involved in Note 17—Legal Proceedings and Other Commitments and Contingencies to the consolidated financial statements contained within this report.
We are also routinely subject to investigations and reviews relating to compliance with various laws and regulations. Additional information regarding such investigations and reviews is described under the heading “Government Investigations, Audits and Reviews” in Note 17—Legal Proceedings and Other Commitments and Contingencies to the consolidated financial statements contained within this report.
Item 4. Mine Safety Disclosures
No information is required in response to this item.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Through closing of trading on March 4, 2024, our common stock was listed on the New York Stock Exchange under the ticker symbol "SAIC." Effective as of the opening of trading on March 5, 2024, we voluntarily transferred the listing of its shares of common stock to The Nasdaq Stock Market LLC. Our common stock continues to be traded under the symbol “SAIC." As of March 7, 2025, there were approximately 18,000 holders of record of our common stock. The number of holders of record of our common stock may not be representative of the number of beneficial owners due to shares that may be held by depositories, brokers or nominees.
We declared and paid cash dividends on our common stock of $0.37 per share each quarterly period of fiscal 2025, 2024 and 2023. Total dividends declared and paid during fiscal 2025, 2024 and 2023 were $1.48 per share. Quarterly cash dividends are typically paid in April, July, October and January, for the first, second, third and fourth quarters, respectively. We currently intend to continue paying quarterly cash dividends in the near future, although the declaration of any future dividends and the amount thereof will be determined by our Board of Directors and will depend on many factors, including our financial condition, capital requirements, available cash, results of operations, and other factors our Board of Directors may deem relevant.
Stock Performance Graph
The following graph compares the total cumulative return on our common stock, from the beginning of fiscal year 2020 through fiscal year 2025, to two indices: (i) the Russell 1000 Index and (ii) the Dow Jones US Computer Services Index. The graph assumes an initial investment of $100 on January 31, 2020 and that dividends have been reinvested. The comparisons in the graph are required by the U.S. Securities and Exchange Commission ("SEC"), based upon historical data and are not intended to forecast or be indicative of possible future performance of our common stock.

$220
$200
$180
$160
$140
$120
$100
$80
Dollars
01/31/20
01/29/21
01/28/22
02/03/23
02/02/24
01/31/25
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
The following table presents repurchases of our common stock during the three months ended January 31, 2025:

Period(1)	Total Number of Shares (or Units) Purchased(2)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(3)(4)
November 2, 2024 - December 6, 2024	380,520	$127.54	378,028	654,037
December 7, 2024 - January 3, 2025	407,614	112.85	407,614	10,238,225
January 4, 2025 - January 31, 2025	317,028	113.40	315,408	10,465,937
Total	1,105,162	$118.07	1,101,050
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
(3)In December 2024, our Board of Directors authorized the repurchase of up to $1.2 billion of our outstanding common stock under our existing share repurchase plan. As of January 31, 2025, we have repurchased approximately 24.5 million shares of our common stock under the plan for approximately $2.1 billion, which included amounts previously authorized under the plan prior to December 2024.
(4)The maximum number of shares that may yet be purchased under our publicly announced plans or programs is calculated by taking the total remaining dollars authorized at the end of each period and dividing it by the closing stock price as of the period end date.
Item 6. [Reserved]

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations, and quantitative and qualitative disclosures about market risk should be read in conjunction with our consolidated financial statements and the related notes included in this Form 10-K. It contains forward-looking statements (which may be identified by words such as those described in “Risk Factors—Forward-Looking Statement Risks” in Part I, Item 1A of this report), including statements regarding our intent, belief, or current expectations with respect to, among other things, trends affecting our financial condition or results of operations; backlog; our industry; government budgets and spending; market opportunities; the impact of competition; and the impact of acquisitions and divestitures. Such statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those in the forward-looking statements as a result of various factors. Risks, uncertainties and assumptions that could cause or contribute to these differences include those discussed below and elsewhere in this report, particularly in “Risk Factors” in Part I, Item 1A of this report. Due to such risks, uncertainties and assumptions, you are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date hereof. We do not undertake any obligation to update these factors or to publicly announce the results of any changes to our forward-looking statements due to future results or developments.
We use the terms "SAIC," the “Company,” “we,” “us” and “our” to refer to Science Applications International Corporation and its consolidated subsidiaries.
We utilize a 52/53 week fiscal year ending on the Friday closest to January 31, with fiscal quarters typically consisting of 13 weeks. Fiscal 2025 began on February 3, 2024 and ended on January 31, 2025, fiscal 2024 began on February 4, 2023 and ended on February 2, 2024, and fiscal 2023 began on January 29, 2022 and ended on February 3, 2023. Fiscal 2025 and fiscal 2024 each consisted of 52 weeks, and fiscal 2023 consisted of 53 weeks.
Business Overview
We are a leading technology integrator providing full life cycle services and solutions in the technical, engineering and enterprise information technology ("IT") markets. We developed our brand by addressing our customers’ mission critical needs and solving their most complex problems for over 50 years. As one of the largest pure-play technology service providers to the U.S. government, we serve markets of significant scale and opportunity. Our primary customers are the departments and agencies of the U.S. government. We serve our customers through approximately 1,700 active contracts and task orders and employ approximately 24,000 individuals who are led by an experienced executive team of proven industry leaders. Our long history of serving the U.S. government has afforded us the ability to develop strong and longstanding relationships with some of the largest customers in the markets we serve. Substantially all of our revenues and tangible long-lived assets are generated and located in the United States.
Effective February 3, 2024, the first day of fiscal 2025, we completed a business reorganization which replaced our previous two operating sectors with five customer facing business groups supported by the enterprise organizations, including the Innovation Factory. The five business groups, which are also our operating segments, are aggregated into two reportable segments for financial reporting purposes given the similarity in economic and qualitative characteristics, and based on the nature of the customers they serve. Our two reportable segments are the Defense and Intelligence segment and the Civilian segment.
The Defense and Intelligence segment provides a diverse portfolio of national security solutions to the DoD and Intelligence Community of the United States Government.
The Civilian segment provides solutions to the civilian markets, encompassing federal, state, and local governments, in order to deliver services for citizen well-being, border security, and protecting lives. This includes integrating solutions into a spectrum of public service missions that impact travel, trade, health and the economy.
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
Our Innovation Factory supports the operating segments by developing enterprise-class solutions which are delivered to our customers as stand-alone solutions or integrated with and aligned to our product offerings through the operations of the business to meet complex customer needs and accelerate digital transformation. The Innovation Factory includes designated teams focused on AI, application development, network services, platforms and cloud, engineering, and cybersecurity. It uses a highly automated, cloud-hosted tool set to rapidly build, test and deploy solutions and works with customers to enhance solutions going forward.
Costs associated with corporate functions that are not allocable to the reportable segments are presented as Corporate. See Note 16—Business Segments Information to the consolidated financial statements contained within this report for additional information.
Within this report, we have recast historical financial information to reflect the new reportable segments. The recast historical information has no impact on our previously reported consolidated financial statements.
Economic Opportunities, Challenges, and Risks
In fiscal 2025, we generated 98% of our revenues from contracts with the U.S. government, including subcontracts on which we perform. Our business performance is affected by the overall level of U.S. government spending and the alignment of our offerings and capabilities with the budget priorities of the U.S. government. In March 2025, the President signed a continuing resolution ("CR") that extends government funding through the close of government fiscal year ("GFY") 2025. The measure provides budget certainty for agencies through September 30, 2025. The CR also provides flexibility for new starts on programs at the DoD, which are typically not allowed under CRs.
Under terms of the Fiscal Responsibility Act, a 1% sequestration is to be applied to all agencies operating under CRs past April 30, 2025. However, the law provides discretion on implementation of these reductions to the Office of Management and Budget ("OMB"). It is unclear where or if the OMB will choose to implement such cuts.
The Department of Government Efficiency is driving changes in the structure and priorities of Federal agencies. Reductions in personnel, changes in agency alignment, and required reviews of new contracting activity are slowing new awards. In addition, agencies are expected to conduct comprehensive reviews of existing contracting activity to identify potential efficiencies or nonalignment with new Administration priorities. SAIC contracts will be subject to these reviews.
In January 2025, the Federal debt ceiling was reached, and the U.S. Department of the Treasury is operating under "extraordinary measures" to service debt obligations of the U.S. Government. The Treasury has not yet indicated when those measures will be exhausted, but it is expected that the date of potential default will be sometime during the summer of 2025. Before that time, Congress will need to pass, and the President will need to sign, legislation that would extend or eliminate the debt limit. Failure to do so could lead to negative impacts on our business, and any agreement to raise the ceiling that significantly reduces future funding could affect our addressable market in subsequent years.
The new U.S. government administration is putting in place a number of executive orders and actions which could affect our business. Some of these actions could create delays in the timely issuance of contract awards.
Adverse changes in fiscal and economic conditions could materially impact our business. Some changes that could have an adverse impact on our business include the implementation of future spending reductions (including sequestration), delayed passage of appropriations bills resulting in temporary or full-year continuing resolutions, inflationary increases adversely impacting fixed-price contracts, and potential government shutdowns.
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
On May 6, 2023, SAIC closed the sale of its logistics and supply chain management business ("Supply Chain Business") to ASRC Federal Holding Company, LLC ("ASRC Federal"). The sale enables us to focus its resources on long-term strategic growth areas.
On February 4, 2023, we sold 0.1% of our 50.1% majority ownership interest in Forfeiture Support Associates J.V. ("FSA") to its sole joint venture partner for a nominal amount. As a result of the sale and amendment to the joint venture operating agreement of FSA, we no longer control the joint venture and accounts for its retained interest as an equity method investment as of the date of the transaction.
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
Consolidated Results of Operations
The primary financial performance measures we use to manage our business and monitor results of operations are revenues, operating income and cash flows from operating activities. The following table summarizes our results of operations:

	Year Ended
	January 31, 2025	Percent change	February 2, 2024	Percent change	February 3, 2023
	(dollars in millions)
Revenues	$7,479	—%	$7,444	(3)%	$7,704
Cost of revenues	6,587	—%	6,572	(4)%	6,816
As a percentage of revenues	88.1%		88.3%		88.5%
Selling, general and administrative expenses	339	(9)%	373	—%	374
Gain on divestitures, net of transaction costs	—	(100)%	(240)	100%	—
Other operating (income) expense	(10)	400%	(2)	115%	13
Operating income	563	(24)%	741	48%	501
As a percentage of revenues	7.5%		10.0%		6.5%
Provision for income taxes	(66)	(54)%	(143)	99%	(72)
Net income attributable to common stockholders	$362	(24)%	$477	59%	$300
Revenues. Revenues increased $35 million from fiscal 2024 to fiscal 2025 primarily due to ramp up in volume in existing and new contracts. This was partially offset by the sale of the Supply Chain Business ($188 million) (see Note 4—Divestitures) in the prior year, and contract completions. Adjusting for the impact of the divestiture, revenues grew approximately 3.1%.
Revenues decreased $260 million from fiscal 2023 to fiscal 2024 primarily due to the sale of the Supply Chain Business ($493 million) and the deconsolidation of FSA ($143 million), contract completions and five additional working days in fiscal 2023. This was partially offset by ramp up in volume on existing and new contracts. Adjusting for the impact of the divestiture, deconsolidation and estimated impact of the additional five working days in fiscal 2023, revenues grew approximately 7.4%.
Cost of Revenues. Cost of revenues increased $15 million from fiscal 2024 to fiscal 2025 primarily due to ramp up in volume on existing and new contracts. This was partially offset by the sale of the Supply Chain Business ($172 million) in the prior year, and contract completions. Adjusting for the impact of the divestiture, cost of revenues grew approximately 2.9%.
Cost of revenues decreased $244 million from fiscal 2023 to fiscal 2024 primarily due to the sale of the Supply Chain Business ($461 million) and the deconsolidation of FSA ($132 million), contract completions and five additional working days in fiscal 2023. This was partially offset by ramp up in volume on existing and new contracts. Adjusting for the impact of the divestiture, deconsolidation and estimated impact of the additional five working days in fiscal 2023, cost of revenues grew approximately 7.7%.
Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $34 million from fiscal 2024 to fiscal 2025 primarily due to lower incentive-based compensation expense and lower stock-based compensation related to the restructuring and executive transition.
Selling, general and administrative expenses decreased $1 million from fiscal 2023 to fiscal 2024 primarily due to lower indirect spend and intangible amortization and depreciation, partially offset by higher incentive-based compensation expense, including acceleration of stock-based compensation related to the reorganization and executive transition.
Operating Income. Operating income as a percentage of revenues decreased from fiscal 2024 to fiscal 2025 primarily due to a $233 million gain recognized from the sale of the Supply Chain Business and a $7 million gain recognized from the deconsolidation of FSA in the prior year. This was partially offset by improved profitability across our contract portfolio, the resolution of the Assault Amphibious Vehicle ("AAV") contract termination, lower

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
incentive-based compensation expense, and lower stock-based compensation related to the restructuring and executive transition.
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
Income Taxes. Our effective income tax rate for fiscal 2025 is lower than the rate in fiscal 2024 primarily due to the gain from the divestiture of the Supply Chain Business and the associated non-deductible goodwill in the prior year.
Our effective income tax rate for fiscal 2024 was higher than the rate in fiscal 2023 primarily due to the gain from the divestiture of the Supply Chain Business and the associated non-deductible goodwill, along with an increase in non-deductible compensation related to the reorganization and executive transition. These expenses are partially offset by additional deductions for foreign-derived intangible income and the expiration of an uncertain tax position.
Beginning in fiscal 2023, the Tax Cuts and Jobs Act of 2017 eliminated the option to deduct research and development expenditures immediately in the year incurred and requires taxpayers to amortize such expenditures over five years for tax purposes. While the impact to income taxes payable was most significant in fiscal 2023, this impact will decrease over the five-year amortization period and is anticipated to be immaterial in year six. The actual impact will depend on the amount of research and development expenses we incur, whether Congress modifies or repeals this provision and whether new guidance and interpretive rules are released by the U.S. Treasury, among other factors.
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
Segment and Corporate Results
The primary financial performance measures we use to manage our reportable segments and monitor results of operations are revenues and adjusted operating income. The following tables summarize our results of operations by reportable segment:

Defense and Intelligence	Year Ended
	January 31, 2025	Percent change	February 2, 2024	Percent change	February 3, 2023
	(dollars in millions)
Revenues	$5,726	(2)%	$5,817	(1)%	$5,876
Operating income	$440	1%	$436	—%	$438
As a percentage of revenues	7.7%		7.5%		7.5%
Depreciation of property, plant and equipment	2	100%	1	—%	1
Amortization of intangible assets	67	—%	67	(3)%	69
Adjusted operating income(1)	$509	1%	$504	(1)%	$508
As a percentage of revenues	8.9%		8.7%		8.6%
(1) Non-GAAP measure, see "Non-GAAP Measures" section below for additional information about this measure.
Revenues. Revenues decreased $91 million from fiscal 2024 to fiscal 2025 primarily due to the sale of the Supply Chain Business ($188 million) in the prior year, and contract completions. This was partially offset by ramp up in volume on existing and new contracts. Adjusting for the impact of the divestiture, revenues grew 1.7%.
Revenues decreased $59 million from fiscal 2023 to fiscal 2024 primarily due to the sale of Supply Chain Business ($493 million), contract completions and five additional working days in fiscal 2023. This was partially offset by ramp up in volume on existing and new contracts.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
Operating and adjusted operating income. Operating and adjusted operating income as a percentage of revenues increased from fiscal 2024 to fiscal 2025 primarily due to ramp up in volume on existing and new contracts, and the resolution of the AAV contract termination, partially offset by contract completions and the gain on sale of the Supply Chain Business in the prior year.
Operating and adjusted operating income as a percentage of revenues was consistent from fiscal 2023 to fiscal 2024, respectively.

Civilian	Year Ended
	January 31, 2025	Percent change	February 2, 2024	Percent change	February 3, 2023
	(dollars in millions)
Revenues	$1,753	8%	$1,627	(11)%	$1,828
Operating income	$168	6%	$158	(5)%	$167
As a percentage of revenues	9.6%		9.7%		9.1%
Depreciation of property, plant and equipment	—	—%	—	(100)%	1
Amortization of intangible assets	48	—%	48	(14)%	56
Adjusted operating income(1)	$216	5%	$206	(8)%	$224
As a percentage of revenues	12.3%		12.7%		12.3%
(1) Non-GAAP measure, see "Non-GAAP Measures" section below for additional information about this measure.
Revenues. Revenues increased $126 million from fiscal 2024 to fiscal 2025 primarily due to ramp up in volume on existing and new contracts, partially offset by contract completions.
Revenues decreased $201 million from fiscal 2023 to fiscal 2024 primarily due to the deconsolidation of FSA ($143 million), contract completions and five additional working days in fiscal 2023. This was partially offset by ramp up in volume on existing and new contracts.
Operating and adjusted operating income. Operating and adjusted operating income as a percentage of revenues decreased from fiscal 2024 to fiscal 2025 primarily due to timing and volume mix.
Operating and adjusted operating income as a percentage of revenues increased from fiscal 2023 to fiscal 2024 primarily due to improved profitability across our contract portfolio.

Corporate	Year Ended
	January 31, 2025	Percent change	February 2, 2024	Percent change	February 3, 2023
	(dollars in millions)
Operating (loss) income	$(45)	131%	$147	(241)%	$(104)
Depreciation of property, plant and equipment	23	(8)%	25	(17)%	30
Acquisition and integration costs(1)	(2)	(300)%	1	(92)%	13
Restructuring and impairment costs	8	(65)%	23	(4)%	24
Depreciation included in restructuring and impairment costs	(1)	—%	(1)	(67)%	(3)
Recovery of acquisition and integration costs and restructuring and impairment costs(2)	(3)	(50)%	(6)	(50)%	(12)
(Gain) loss on divestitures, net of transaction costs	—	(100)%	(240)	100%	—
Adjusted operating loss(3)	$(20)	(61)%	$(51)	(2)%	$(52)
(1)    Adjustment in fiscal 2025 consists of a reversal of immaterial costs related to the fiscal 2022 Koverse acquisition.
(2)    Adjustment reflects the portion of acquisition and integration costs and restructuring and impairment costs recovered through our indirect rates in accordance with U.S. government Cost Accounting Standards.
(3)    Non-GAAP measure, see "Non-GAAP Measures" section below for additional information about this measure.
Operating (loss) income and adjusted operating loss. Operating loss was $45 million in fiscal 2025 compared to an operating income of $147 million in fiscal 2024 primarily due to the gain on the sale of the Supply Chain Business in

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
the prior year ($233 million) and the gain recognized from the deconsolidation of FSA ($7 million) in the prior year, partially offset by lower incentive-based compensation expense, and lower stock-based compensation related to the restructuring and executive transition.
Adjusted operating loss decreased from fiscal 2024 to fiscal 2025 due to lower incentive-based compensation expense, and lower stock-based compensation related to the restructuring and executive transition.
Operating loss decreased from fiscal 2023 to fiscal 2024 primarily due a $233 million gain recognized from the sale of the Supply Chain Business, a $7 million gain recognized from the deconsolidation of FSA and lower acquisition and integration costs, partially offset by higher incentive-based compensation expense, including acceleration of stock-based compensation related to the reorganization and executive transition.
Adjusted operating loss remained consistent from fiscal 2023 to fiscal 2024.
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
Adjusted operating income. Adjusted operating income is a performance measure that primarily excludes the impact of non-recurring transactions that we do not consider to be indicative of our ongoing operating performance. Adjusted operating income is calculated by taking operating income and excluding depreciation and amortization, acquisition and integration costs, impairments, restructuring costs, and any other material non-recurring costs. The acquisition and integration costs relate to our acquisitions. The restructuring and impairment costs represent the reorganization and facilities optimization costs or impairments of long-lived assets, along with associated depreciation included in those restructuring and impairment costs. The recovery of acquisition and integration costs and restructuring and impairment costs relate to costs recovered through our indirect rates in accordance with Cost Accounting Standards. Depreciation of property, plant, and equipment relates to property, plant, and equipment specifically identifiable for each segment. Adjusted operating income also excludes amortization of intangible assets because we do not have a history of significant acquisition activity, we do not acquire businesses on a predictable cycle, and the amount of an acquisition's purchase price allocated to intangible assets and the related amortization term are unique to each acquisition. We believe that these performance measures provide management and investors with useful information in assessing trends in our ongoing operating performance and may provide greater visibility in understanding the long-term financial performance of our Company. Refer to "Segment and Corporate Results" section above for the reconciliation of the GAAP financial measure to the non-GAAP financial measure.
EBITDA and Adjusted EBITDA. The performance measure EBITDA is calculated by taking net income and excluding interest and loss on sale of receivables, provision for income taxes, and depreciation and amortization. Adjusted EBITDA is a performance measure that excludes costs that we do not consider to be indicative of our ongoing performance. Adjusted EBITDA is calculated by taking EBITDA and excluding acquisition and integration costs, impairments, restructuring costs, and any other material non-recurring costs. Integration costs are costs to integrate acquired companies including costs of strategic consulting services, facility consolidation and employee related costs such as retention and severance costs. The acquisition and integration costs relate to our acquisitions. See Note 1—Business Overview and Summary of Significant Accounting Policies and Note 5—Restructuring and Impairment to the consolidated financial statements contained within this report for information related to our restructuring and impairment costs.
We believe that EBITDA and adjusted EBITDA provide management and investors with useful information in assessing trends in our ongoing operating performance and may provide greater visibility in understanding the long-term financial performance of our Company.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
EBITDA and adjusted EBITDA for the periods presented were calculated as follows:

	Year Ended
	January 31, 2025	February 2, 2024	February 3, 2023
	(in millions)
Revenues	$7,479	$7,444	$7,704
Net income	362	477	303
Interest expense, net and loss on sale of receivables	140	129	126
Provision for income taxes	66	143	72
Depreciation and amortization	140	142	157
EBITDA	708	891	658
EBITDA as a percentage of revenues	9.5%	12.0%	8.5%
Acquisition and integration costs(1)	(2)	1	13
Restructuring and impairment costs	8	23	24
Depreciation included in restructuring and impairment costs	(1)	(1)	(3)
Recovery of acquisition and integration costs and restructuring and impairment costs(2)	(3)	(6)	(12)
Gain on divestitures, net of transaction costs	—	(240)	—
Adjusted EBITDA	$710	$668	$680
Adjusted EBITDA as a percentage of revenues	9.5%	9.0%	8.8%
(1)    Adjustment in fiscal 2025 includes a reversal of immaterial costs related to the fiscal 2022 Koverse acquisition.
(2)    Adjustment reflects the portion of acquisition and integration costs and restructuring and impairment costs recovered through our indirect rates in accordance with U.S. government Cost Accounting Standards.
Adjusted EBITDA as a percentage of revenues increased from fiscal 2024 to fiscal 2025 primarily due to improved profitability across our contract portfolio, the resolution of the AAV contract termination, lower incentive-based compensation expense, and lower stock-based compensation related to the restructuring and executive transition.
Adjusted EBITDA as a percentage of revenues increased from fiscal 2023 to fiscal 2024, primarily due to improved profitability across our contract portfolio, partially offset by higher incentive-based compensation expense, including acceleration of stock-based compensation related to the reorganization and executive transition.
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
The estimated value of our total backlog as of the dates presented was:

	January 31, 2025			February 2, 2024
	Defense and Intelligence	Civilian	Total SAIC	Defense and Intelligence	Civilian	Total SAIC
	(in millions)
Funded backlog	$2,599	$845	$3,444	$2,707	$832	$3,539
Negotiated unfunded backlog	15,341	3,072	18,413	16,316	2,908	19,224
Total backlog	$17,940	$3,917	$21,857	$19,023	$3,740	$22,763
We had net bookings worth an estimated $6.6 billion and $6.7 billion during fiscal 2025 and 2024, respectively.
Contract Types. Our earnings and profitability may vary materially depending on changes in the proportionate amount of revenues derived from each type of contract. For a discussion of the types of contracts under which we generate revenues, see “Business—Contract Types” in Part I, Item 1 of this report. The following tables summarize revenues by contract type as a percentage of each reportable segment and total SAIC revenues for the periods presented:

	Year Ended January 31, 2025
	Defense and Intelligence	Civilian	Total SAIC
Cost reimbursement	79%	5%	62%
Time and materials ("T&M")	10%	62%	22%
Firm-fixed price ("FFP")	11%	33%	16%
Total	100%	100%	100%

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

	Year Ended February 2, 2024
	Defense and Intelligence	Civilian	Total SAIC
Cost reimbursement	76%	5%	61%
Time and materials ("T&M")	9%	60%	20%
Firm-fixed price ("FFP")	15%	35%	19%
Total	100%	100%	100%

	Year Ended February 3, 2023
	Defense and Intelligence	Civilian	Total SAIC
Cost reimbursement	70%	10%	56%
Time and materials ("T&M")	6%	60%	19%
Firm-fixed price ("FFP")	24%	30%	25%
Total	100%	100%	100%
The change in contract mix for fiscal 2025 and fiscal 2024 reflects a decrease in firm-fixed price type contracts due to the divestiture of the Supply Chain Business which historically had a higher proportion of these contracts.
Cost of Revenues Mix. We generate revenues by providing a customized mix of services to our customers. The profit generated from our service contracts is affected by the proportion of cost of revenues incurred from the efforts of our employees (which we refer to below as labor-related cost of revenues), the efforts of our subcontractors and the cost of materials used in the performance of our service obligations under our contracts. Contracts performed with a higher proportion of SAIC labor are generally more profitable. The following tables present cost mix as a percentage of each reportable segment and total SAIC revenues for the periods presented:

	Year Ended January 31, 2025
	Defense and Intelligence	Civilian	Total SAIC
Labor-related cost of revenues(1)	56%	56%	56%
Subcontractor-related cost of revenues	29%	30%	29%
Other materials-related cost of revenues	15%	14%	15%
Total	100%	100%	100%

	Year Ended February 2, 2024
	Defense and Intelligence	Civilian	Total SAIC
Labor-related cost of revenues(1)	54%	59%	55%
Subcontractor-related cost of revenues	29%	35%	31%
Supply chain materials-related cost of revenues	3%	—%	2%
Other materials-related cost of revenues	14%	6%	12%
Total	100%	100%	100%

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

	Year Ended February 3, 2023
	Defense and Intelligence	Civilian	Total SAIC
Labor-related cost of revenues(1)	52%	58%	53%
Subcontractor-related cost of revenues	27%	35%	29%
Supply chain materials-related cost of revenues	10%	—%	8%
Other materials-related cost of revenues	11%	7%	10%
Total	100%	100%	100%
(1) Labor-related cost of revenues includes direct labor on customer contracts, direct fringe, and other direct costs.
The change in cost of revenues mix for fiscal 2025 and fiscal 2024 reflects a decrease in supply chain materials-related costs due to the divestiture of the Supply Chain Business.
Liquidity and Capital Resources
As a services provider, our business generally requires minimal infrastructure investment. We expect to fund our ongoing working capital, commitments and any other discretionary investments with cash on hand, future operating cash flows and, if needed, borrowings under our $1.0 billion Revolving Credit Facility and $300 million Master Accounts Receivable Purchase Agreement ("MARPA Facility") (see Note 14—Sale of Receivables to the consolidated financial statements contained within this report for additional information).
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
During fiscal 2023 and fiscal 2025, we amended our Credit Facility. See Note 11—Debt Obligations to the consolidated financial statements contained within this report for additional information.
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
Our Credit Facility contains customary terms and conditions including financial covenants and covenants restricting our ability to merge or consolidate with another entity or undertake other fundamental changes, enter into property sale and leaseback transactions, and incur liens. Our dividends and share repurchases may be limited under certain leverage ratios, and we may be required to make an annual debt prepayment based on our cash flows from operating activities. See Note 11—Debt Obligations to the consolidated financial statements contained within this report for a more complete understanding of our Credit Facility.
We currently maintain credit ratings from major U.S. rating agencies. Failure to maintain acceptable ratings could have an adverse effect on our future cost of capital and any significant increase in the level of our borrowings could negatively impact these ratings.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
We did not experience any significant impact to our liquidity or access to capital, and we were not required to obtain additional financing or make significant modifications to our capital deployment strategy, as a result of the COVID-19 pandemic. The Coronavirus Aid, Relief, and Economic Security Act ("the CARES Act") allowed for the deferral of certain payroll tax payments through December 31, 2020 and we deferred total payments of approximately $103 million. The first installment (approximately $51 million) of these deferred payroll taxes was paid during fiscal 2022 and the second and final installment was paid during fiscal 2023.
In December 2024, our Board of Directors authorized the repurchase of up to $1.2 billion of our outstanding common stock under our existing share repurchase plan. This authorization was effective December 16, 2024 and has no expiration date. During fiscal 2025, we repurchased approximately 4.2 million shares of our common stock from the open market for approximately $527 million in connection with our share purchase plan. Since the plan's inception in December of 2013, we have repurchased approximately 24.5 million shares of our common stock from the open market for approximately $2.1 billion.
The following table summarizes our principal contractual commitments as of January 31, 2025:

	Total	Due in Fiscal 2026
	(in millions)
Debt, including current portion	$2,228	$313
Interest payments on debt(1)	390	124
Operating lease obligations	242	29
Estimated purchase obligations(2)	111	68
Other liabilities(3)	157	18
Total contractual obligations	$3,128	$552
(1)Amounts include an estimate of future variable interest payments on the Term Loan Facilities based on scheduled outstanding principal amounts, current applicable margin and projected 1-month Term SOFR as of January 31, 2025. The amounts presented in this table exclude the effects of interest rate swaps used to hedge against changes in 1-month Term SOFR.
(2)Excludes purchase orders for services or products to be delivered pursuant to U.S. government contracts in which we have full recourse under normal contract termination clauses.
(3)Other liabilities primarily consist of liabilities associated with deferred compensation plan obligations and liabilities for unrecognized tax benefits. Deferred compensation plan obligations due in fiscal 2026 are based on participants’ payment elections on retirement and estimated retirement ages. Liabilities for unrecognized tax benefits due in fiscal 2026 are based on the fiscal year in which the reversals of timing positions are likely to occur. This amount excludes estimated future minimum commitments related to our Defined Benefit Plans (see Note 9—Retirement Plans).
See respective notes to the consolidated financial statements contained within this report for further information about our long-term debt (Note 11—Debt Obligations), lease payment obligations (Note 15—Operating Leases), liabilities for unrecognized tax benefits (Note 10—Income Taxes), and letters of credit and surety bonds (Note 17—Legal Proceedings and Other Commitments and Contingencies).
Historical Cash Flow Trends
The following table summarizes our cash flows:

	Year Ended
	January 31, 2025	February 2, 2024	February 3, 2023
	(in millions)
Net cash provided by operating activities	$494	$396	$532
Net cash (used in) provided by investing activities	(35)	314	(36)
Net cash used in financing activities	(498)	(725)	(493)
Total (decrease) increase in cash, cash equivalents and restricted cash	$(39)	$(15)	$3
Cash Flows Provided by Operating Activities. Cash flows provided by operating activities were $494 million for fiscal 2025, which represented an increase of $98 million from fiscal 2024. The increase was primarily due to higher tax

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
payments in fiscal 2024 from the sale of the Supply Chain Business and other changes in working capital, partially offset by higher incentive-based compensation payments in the current year.
Cash flows provided by operating activities decreased $136 million from fiscal 2023 to fiscal 2024. The decrease was primarily due to lower cash provided by the MARPA Facility and higher tax payments in fiscal 2024 from the sale of the Supply Chain Business, partially offset by lower incentive-based compensation payments and other changes in working capital.
Cash (Used in) Provided by Investing Activities. Cash used in investing activities was $35 million in fiscal 2025 compared to cash provided by investing activities of $314 million in the prior year primarily due to the $356 million of cash proceeds from the sale of the Supply Chain Business in the prior year (see Note 4—Divestitures to the consolidated financial statements contained within this report for additional information).
Cash provided by investing activities was $314 million in fiscal 2024 compared to cash used in investing activities of $36 million in fiscal 2023 primarily due to the $356 million of cash proceeds from the sale of the Supply Chain Business in fiscal 2024.
Cash Used in Financing Activities. Cash used in financing activities decreased in fiscal 2025 compared to the prior year period primarily due to higher proceeds from borrowings, net of principal payments of $399 million, partially offset by higher plan share repurchases of $170 million in the current year.
Cash used in financing activities increased from fiscal 2023 to fiscal 2024 primarily due to higher principal payments, net of proceeds received from borrowings of $131 million and higher plan share repurchases of $112 million.
Commitments and Contingencies
We are subject to a number of reviews, investigations, claims, lawsuits and other uncertainties related to our business. For a discussion of these items, see Note 17—Legal Proceedings and Other Commitments and Contingencies to the consolidated financial statements contained within this report.
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
A significant portion of our contracts recognize revenue using a cost input measure (cost-to-cost), which requires estimates of total costs at completion. Estimating costs at completion is complex due to the nature of the services being performed and the length of certain contracts. Contract costs generally include direct costs, such as labor, subcontract costs and materials, and indirect costs identifiable with or allocable to a specific contract. Management must make assumptions regarding the complexity of the work to be performed, the schedule and associated tasks, labor productivity and availability, increases in wages and prices of materials, execution by our subcontractors, overhead cost rates, and other variables. For contracts using a cost input measure, when total expected contract costs exceed total estimated contract revenues, we recognize the total estimated loss in the quarter identified. Total estimated losses are inclusive of any unexercised options that are probable of award, only if they increase the amount of the loss. Aggregate net changes in contract estimates increased operating income by $15 million and $4 million for fiscal 2025 and 2023, respectively. Aggregate net changes in contract estimates were immaterial in fiscal 2024. For additional information related to changes in estimates on contracts, including gross favorable and unfavorable adjustments as well as the impact to earnings per share, see Note 3—Revenues to the consolidated financial statements contained within this report.
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
The goodwill impairment test is performed at the reporting unit level. In our qualitative assessment, an evaluation is performed to determine whether it is more likely than not that an impairment exists based on qualitative factors. Qualitative factors include macroeconomic, industry and market conditions, cost factors, overall financial performance, relevant entity-specific events, factors affecting the reporting unit, and share price.
We may additionally perform a quantitative assessment in which the estimated fair value of each reporting unit is compared to its respective carrying value including goodwill. If the fair value is less than the carrying value, the amount of impairment expense is equal to the difference between the reporting unit’s fair value and the reporting unit’s carrying value.
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
As a result of the internal reorganization on February 3, 2024, we reallocated goodwill to the five new goodwill reporting units. We performed a goodwill impairment test immediately before and after the reorganization, both of which resulted in no impairment. For the goodwill impairment test immediately after the reorganization, we performed a quantitative assessment of our goodwill as of February 3, 2024 for the five new goodwill reporting units. We estimated the fair value of each reporting unit using a 50:50 weighting of fair values derived from an income approach and market approach.
During the fourth quarter of fiscal 2025, we completed our annual goodwill impairment testing using a qualitative assessment and determined that it was more likely than not that an impairment did not exist and that a quantitative analysis was not necessary.
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
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
Interest Rate Risk
Debt obligations. Our financial risk management objective is to reduce the negative impact to earnings from changes in interest rates, which we may manage through operational means or the use of financial instruments, such as interest rate swaps. As of January 31, 2025, we have approximately $1.8 billion of variable rate debt. The fair value of our outstanding long-term debt obligations approximates its carrying value. In connection with the issuances of our variable rate Term Loan A and Term Loan B Facilities, we entered into fixed interest rate swap agreements, effectively converting a substantial portion of our variable rate debt to fixed rate debt in order to mitigate our exposure to fluctuations in interest rates. We regularly evaluate our outstanding debt and swap agreements to meet our risk management objective. A hypothetical 50 basis points ("bps") change to interest rates would have a net impact of $6 million on our results of operations or cash flows. For additional information related to our debt and interest rate swap agreements, see Note 11—Debt Obligations and Note 12—Derivative Instruments Designated as Cash Flow Hedges, respectively, to the consolidated financial statements contained in this report.
Derivatives. As of January 31, 2025, the fair value of our fixed interest rate swaps asset was $6 million. Under the swap agreements, we pay a fixed rate and the counterparties to the agreements pay a floating interest rate based on 1-month Term SOFR. A hypothetical 50 bps change in the 1-month Term SOFR curve would change the fair value of the fixed interest rate swaps up to $2 million. Since the interest rate swaps are accounted for as cash flow hedges, the change in fair value is reported as a component of equity (accumulated other comprehensive income or loss). We do not hold or issue derivative financial instruments for trading or speculative purposes. For additional information related to calculating the fair value of our interest rate swaps, see Note 12—Derivative Instruments Designated as Cash Flow Hedges to the consolidated financial statements included in this report.
Cash equivalents. A 10% unfavorable interest rate movement for interest earned on our cash and cash equivalents would not materially impact the value of our cash holdings and would have a negligible impact on interest income at current market interest rates.
Inflation Risk
For each of the most recent three fiscal years ended January 31, 2025, inflation has not had a significant impact on our revenues or costs. Approximately 62% of our revenues for fiscal 2025 were derived from cost-reimbursement type contracts, which have limited inflation risk because our contracts generally entail the provision of labor on a reimbursable basis, and, when materials are acquired, they provide for billing to the customer during the period in which the materials were received. Bids for longer-term FFP and T&M contracts typically include sufficient provisions for labor and other cost escalations to cover anticipated cost increases over the period of performance. As a result, if we were to experience significant levels of inflation, our revenues and costs for cost-type contracts

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
would generally both increase commensurate with inflation and operating income as a percentage of total revenues would not be significantly affected. Operating income as a percentage of total revenues would not be significantly affected for longer-term FFP and T&M contracts to the extent that bid contract cost escalations are sufficient to cover heightened inflation levels.
Item 8. Financial Statements and Supplementary Data
See our consolidated financial statements attached hereto and listed on the index found on page F-1 of this report.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
No information is required in response to this item.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer (our Chief Executive Officer) and principal financial officer (our Chief Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of January 31, 2025, and our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the fourth quarter of fiscal 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our internal control over financial reporting as of January 31, 2025 based on the framework established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our management has assessed in its evaluation the effectiveness of our internal control over financial reporting as of January 31, 2025 and has concluded that our internal control over financial reporting was effective.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
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
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of
Science Applications International Corporation
Opinion on Internal Control Over Financial Reporting
We have audited Science Applications International Corporation's internal control over financial reporting as of January 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Science Applications International Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of January 31, 2025, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of January 31, 2025 and February 2, 2024, the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended January 31, 2025, and the related notes and our report dated March 17, 2025 expressed an unqualified opinion thereon.
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
March 17, 2025

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
Item 9B. Other Information
During the three months ended January 31, 2025, neither the Company nor any director or officer of the Company adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as such terms are defined in Item 408 of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
No information is required in response to this item.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
Part III
Item 10. Directors, Executive Officers and Corporate Governance
Our executive officers as of March 17, 2025, are listed below, along with their ages on that date, positions and offices held and business experience during at least the past five years. All such persons have been elected to serve until their successors are elected and qualified or until their earlier resignation or removal.

Name of officer	Age	Position(s) with the Company and prior business experience

Toni Townes-Whitley	61
Chief Executive Officer since October 2023. Prior to this role, Ms. Townes-Whitley served as President of U.S. Regulated Industries at Microsoft from July 2018 to September 2021 and as Corporate Vice President of Industry from March 2015 to July 2018. Before joining Microsoft, she served as President of CGI Federal from 2011 to 2015 and as Vice President, Core Agencies from 2010 until 2011. Previously, she held several management roles with Unisys Corporation, leading global and commercial-sector system integration and the Federal Civilian group, as well as with Arthur Andersen LLP, a former accounting firm.

Hilary L. Hageman	56
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

Prabu Natarajan	54
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

Srinivas Attili	47
Executive Vice President of the Civilian Business Group since May 2024. Mr. Attili joined SAIC from McKinsey & Company, where he served as a partner from March 2021 to May 2024 and led digital transformation initiatives for healthcare organizations. Prior to McKinsey, Mr. Attili was a principal at Deloitte from July 2017 to February 2021, was at IBM for over 14 years from October 2002 to June 2017, and served as a consultant at PwC from November 2000 to October 2002. Mr. Attili received an MBA from the University of Maryland, College Park, a Master of Science in computer science from the New Jersey Institute of Technology and a Bachelor of Engineering in computer technology from Nagpur University.

Vincent P. DiFronzo	66
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

Josh J. Jackson	49
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Name of officer	Age	Position(s) with the Company and prior business experience

David C. Ray	49
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

Barbara M. Supplee	55
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

For additional information required by Item 10 with respect to executive officers and directors, including audit committee and audit committee financial experts, procedures by which stockholders may recommend nominees to the Board of Directors, and compliance with Section 16(a) of the Securities Exchange Act of 1934, see the information set forth under the captions “Proposal 1—Election of Directors,” “Corporate Governance” and “Other Information” in the 2025 Definitive Proxy Statement, which information is incorporated by reference into this report.
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
We have adopted an insider trading policy that governs the purchase, sale, and/or other transactions of our securities by our directors, officers and employees. A copy of our insider trading policy is filed as Exhibit 19 to this report. The Company complies with the federal securities laws and the applicable exchange listing requirements, including those that govern trading by a company in its own securities.
Item 11. Executive Compensation
For information required by Item 11 with respect to executive compensation, see the information set forth under the captions “Compensation Discussion and Analysis,” “Executive Compensation” and “Corporate Governance” in the 2025 Definitive Proxy Statement, which information is incorporated by reference into this report.
For information required by Item 11 with respect to compensation committee interlocks, insider participation, and the compensation committee report, see the information set forth under the captions “Corporate Governance” and "Compensation Discussion and Analysis" in the 2025 Definitive Proxy Statement, which information is incorporated by reference into this report.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
For information required by Item 12 with respect to the security ownership of certain beneficial owners and management, see the information set forth under the caption “Other Information” in the 2025 Definitive Proxy Statement, which information is incorporated by reference into this report.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
We currently maintain three shareholder-approved equity compensation plans that issue stock-based awards including the 2023 Equity Incentive Plan ("2023 EIP"), the Management Stock Compensation Plan, and the Amended and Restated 2013 Employee Stock Purchase Plan ("ESPP"). For summaries of these plans, see Note 8—Stock-Based Compensation to the consolidated financial statements contained within this report.
The following table provides the number of shares of our common stock to be issued, the weighted-average exercise price of the outstanding stock options and the number of shares remaining for future award grants as of January 31, 2025:

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(3)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,489,277	$78.10	3,617,433
Equity compensation plans not approved by security holders	—	$—	—
Total	1,489,277	$78.10	3,617,433
(1)This amount includes 77,924 stock options outstanding and 688,421 shares subject to other stock-based awards previously granted but not yet issued under the 2013 Equity Incentive Plan ("2013 EIP"), and 722,932 shares issuable for other stock-based awards under the 2023 EIP. This amount does not include shares to be issued pursuant to purchase rights under the ESPP.
(2)Does not include shares to be issued for stock-based awards, other than stock options, which will not require any payment upon issuance of those shares.
(3)Includes 1,710,834 shares of our common stock available for issuance under the ESPP and 1,906,599 shares under the 2023 EIP. On June 7, 2023, the Company’s stockholders approved an amended and restated ESPP which limits the total number of shares reserved for issuance to 2.0 million and extends the ESPP expiration date from September 26, 2023 to the earlier of its termination by the Board or the issuance of all shares available for issuance. On June 7, 2023, the Company's stockholders approved the 2023 EIP. The 2023 EIP authorized 2.2 million new shares of the Company's common stock to be issued as various types of stock-based compensation and cash awards. After June 7, 2023, no new awards may be issued under the 2013 EIP and any awards that subsequently expire, are forfeited or canceled, are settled in cash, or are used to cover recipient tax obligations, will become available for issuance under the 2023 Plan. Awards previously issued and outstanding under the 2013 EIP will continue to remain outstanding and be subject to the terms of the 2013 EIP. We expect that the number of shares actually issued under the 2023 EIP will be significantly less than the number of total awards outstanding under the plan because (a) a net option exercise results in a smaller portion of the number of award shares being issued when a participant uses award shares, rather than cash, to pay the exercise price, which historically most participants have elected to do, (b) most participants historically have elected to let the Company retain award shares to pay for taxes due on the exercise of options and all participants are required to use award shares to pay for taxes upon the vesting of restricted stock or restricted stock units, (c) some participants may terminate employment with the Company before the vesting of awards resulting in awards being forfeited and (d) some participants may not exercise stock options before the expiration date for a variety of reasons, including if the exercise price exceeds the then current market price of shares.
Item 13. Certain Relationships and Related Transactions, and Director Independence
For information required by Item 13 with respect to certain relationships and related transactions and the independence of directors and nominees, see the information set forth under the caption “Corporate Governance” in the 2025 Definitive Proxy Statement, which information is incorporated by reference into this report.
Item 14. Principal Accountant Fees and Services
For information required by Item 14 with respect to principal accountant fees and services, see the information set forth under the caption “Audit Matters” in the 2025 Definitive Proxy Statement, which information is incorporated by reference into this report.

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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

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

3.1	Amended and Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed with the SEC on October 1, 2013.

3.2	Amended and Restated Bylaws. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed with the SEC on September 5, 2024.

4.1	Description of Securities. Incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K as filed with the SEC on March 20, 2024.

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

10.2
Sixth Amendment to the Third Amended and Restated Credit Agreement, dated February 8, 2024, by and among SAIC, Citibank N.A., as administrative agent and collateral agent, and certain other lenders and parties thereto. Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on February 12, 2024.

10.3
Fifth Amendment to the Third Amended and Restated Credit Agreement, dated June 30, 2022, by and among SAIC, Citibank N.A., as administrative agent and collateral agent, and certain other lenders and parties thereto. Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on June 30, 2022.

10.4
Fourth Amendment to the Third Amended and Restated Credit Agreement, dated July 2, 2021, by and among SAIC, Citibank N.A., as administrative agent and collateral agent, and certain other lenders and parties thereto. Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on July 7, 2021.

10.5
Third Amended and Restated Credit Agreement by and among SAIC, Citibank, as administrative agent and collateral agent, and certain other agents and lenders party thereto, dated October 31, 2018. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on November 5, 2018.

10.6
First Amendment to the Third Amended and Restated Credit Agreement by and among SAIC, Citibank, as administrative agent and collateral agent, and certain other agents and lenders party thereto, dated February 19, 2020. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 24, 2020.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Exhibit Number	Description of Exhibit

10.7
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

10.8
Third Amendment to the Third Amended and Restated Credit Agreement, dated March 1, 2021, by and among SAIC, Citibank N.A., as administrative agent and collateral agent, and certain other lenders and parties thereto. Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on March 5, 2021.

10.9
Second Amended and Restated Credit Agreement, dated May 4, 2015 by and among the Company, Citibank N.A. as administrative agent and collateral agent, and Bank of America, N.A., as a syndication agent, and certain other lenders and parties thereto. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on May 4, 2015.

10.10
First Amendment to the Second Amended and Restated Credit Agreement, dated August 23, 2016 by and among the Company, Citibank N.A. as administrative agent and collateral agent, and certain other lenders and parties thereto. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on August 25, 2016.

10.11
Second Amendment to the Second Amended and Restated Credit Agreement, dated February 7, 2018 by and among the Company, Citibank N.A. as administrative agent and collateral agent, and certain other lenders and parties thereto. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on February 9, 2018.

10.12
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

10.14
Amendment No.1 to Master Accounts Receivable Purchase Agreement, dated March 17, 2020, among Science Applications International Corporation, Engility Services, LLC, and MUFG Bank, Ltd. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on March 26, 2020.

10.15*
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

10.19*
Science Applications International Corporation Amended and Restated 2013 Equity Incentive Plan, effective June 4, 2014. Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A as filed with the SEC on April 24, 2014.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Exhibit Number	Description of Exhibit

10.20*
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

10.23*
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

10.25*	Deferred Compensation Plan, effective January 1, 2015. Incorporated by reference to Exhibit 10.17 of the Company’s Annual Report on Form 10-K as filed with the SEC on March 31, 2015.

10.26*
SAIC Executive Severance, Change in Control and Retirement Policy, effective July 1, 2020. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on July 2, 2020.

10.27*
Science Applications International Corporation Third Amended and Restated 2012 Long Term Performance Plan. Incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K as filed with the SEC on March 29, 2019.

10.28
Master Transitional Contracting Agreement between the Company (formerly SAIC Gemini, Inc.) and Leidos Holdings, Inc. (formerly SAIC, Inc.) dated September 25, 2013. Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q as filed with the SEC on December 13, 2013.

10.29*
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

10.31*	Transition Letter, dated May 15, 2023. Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on May 18, 2023.

10.32*
Science Applications International Corporation 2023 Equity Incentive Plan, effective June 7, 2023. Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (File No. 333-272484) as filed with the Securities and Exchange Commission (SEC) on June 7, 2023.

10.33*
First Amendment to the Science Applications International Corporation 2023 Equity Incentive Plan, effective March 5, 2024, incorporated by reference as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q as filed with the SEC on June 3, 2024.

10.34*
Form of Restricted Stock Unit Award Agreement of the Science Applications International Corporation 2023 Equity Incentive Plan. Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on June 13, 2023.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Exhibit Number	Description of Exhibit

10.35*
Form of Performance Stock Unit Award Agreement of the Science Applications International Corporation 2023 Equity Incentive Plan. Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on June 13, 2023.

10.36*
Science Applications International Corporation Amended and Restated 2013 Employee Stock Purchase Plan, effective June 7, 2023. Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed with the SEC on June 13, 2023.

10.37*
First Amendment to the Science Applications International Corporation Amended and Restated 2013 Employee Stock Purchase Plan, effective March 5, 2024, incorporated by reference as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q as filed with the SEC on June 3, 2024.

19	Insider Trading Policies and Procedures.

21	Subsidiaries of Registrant.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Policy Relating to Recovery of Erroneously Awarded Compensation. Incorporated by reference to Exhibit 97 to the Company's Annual Report on Form 10-K as filed with the SEC on March 20, 2024.

101	Interactive Data File. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	The cover page from this Annual Report on Form 10-K, formatted as Inline XBRL.

*	Management contract or compensatory plan or agreement.
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
Dated: March 17, 2025
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Toni Townes-Whitley	Principal Executive Officer and Director	March 17, 2025
Toni Townes-Whitley

/s/ Prabu Natarajan	Principal Financial Officer and Principal Accounting Officer	March 17, 2025
Prabu Natarajan

/s/ Donna S. Morea	Chair of the Board	March 17, 2025
Donna S. Morea

/s/ Garth N. Graham	Director	March 17, 2025
Garth N. Graham

/s/ Carolyn B. Handlon	Director	March 17, 2025
Carolyn B. Handlon

/s/ Yvette M. Kanouff	Director	March 17, 2025
Yvette M. Kanouff

/s/ Timothy J. Mayopoulos	Director	March 17, 2025
Timothy J. Mayopoulos

/s/ Katharina G. McFarland	Director	March 17, 2025
Katharina G. McFarland

/s/ Milford W. McGuirt	Director	March 17, 2025
Milford W. McGuirt

/s/ James C. Reagan	Director	March 17, 2025
James C. Reagan

/s/ Steven R. Shane	Director	March 17, 2025
Steven R. Shane

/s/ John K. Tien Jr.	Director	March 17, 2025
John K. Tien Jr.

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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
Science Applications International Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Science Applications International Corporation (the Company) as of January 31, 2025 and February 2, 2024, the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended January 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 31, 2025 and February 2, 2024, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 17, 2025 expressed an unqualified opinion thereon.
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Cost estimation for revenue recognition on certain contracts using a cost input measure of progress

Description of the Matter
The Company recognizes a portion of its revenues using a cost input measure of progress (cost-to-cost). Under the cost-to-cost measure of progress, revenue is recognized based on the ratio of costs incurred to the total estimated costs at completion. As described in Note 1 to the consolidated financial statements, recognizing revenue on long-term contracts involves significant estimates and judgments. Estimating costs at completion for certain contracts is complex due to the nature of the services being performed and the length of the contracts. Changes in estimates (as quantified in Note 3 to the consolidated financial statements) can routinely occur due to a variety of reasons including changes in scope, changes in cost estimates due to unanticipated cost growth or reassessments of risks impacting costs. Changes in estimates on these contracts, if significant, could have a material effect on the Company’s results of operations.
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
To test the accuracy of the Company’s estimated costs at completion, our audit procedures included, among others, comparing estimates of labor costs, subcontractor costs, and materials to actual costs incurred to date, comparing estimated margins to margins on similar contracts, and agreeing the key terms to contract documentation. Our audit procedures also included, among others, evaluating the nature, timing and extent of the amounts of revenue and costs recorded to date, including any changes in estimated costs at completion from the prior period. For example, to test a change in estimate, we inspected underlying evidence for the reason for the change in estimate and the timing of such change and we recalculated the inception-to-date effect recorded. We also evaluated whether a lack of change in estimate was appropriate, where applicable, on contracts.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Certain unrecognized tax benefits that, if recognized, would materially affect the effective income tax rate

Description of the Matter
As described in Notes 1 and 10 to the consolidated financial statements, the Company files income tax returns in the U.S. and in various foreign jurisdictions. The Company recognizes liabilities for uncertainty in income taxes when it is more likely than not that a tax position will not be sustained on examination and settlement with various taxing authorities.
Auditing these liabilities associated with unrecognized tax benefits that, if recognized, would affect the effective income tax rate was complex due to the significant judgment in applying the relevant tax laws and inherent uncertainty involved in predicting the ultimate resolution of such matters with the taxing authority. Changes to these liabilities resulting from ongoing or future audits by the taxing authorities could have a material effect on the Company’s results of operations.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process of accounting for income taxes, including unrecognized tax benefits. For example, we tested the Company’s controls over management’s review of tax positions taken by the Company to determine whether the positions met the threshold for recognition within the consolidated financial statements, as well as determination of the measurement of the liabilities for unrecognized tax benefits.
To test the recognition of the Company’s unrecognized tax benefits that, if recognized, would materially affect the effective tax rate and measurement of these unrecognized tax benefits, we involved tax professionals with specialized skills and knowledge to assess the technical merits of the Company’s material tax positions. We performed audit procedures that included, among others, evaluating communications with relevant taxing authorities, evaluating whether management appropriately considered new information that could significantly change the recognition, measurement, or disclosure of these unrecognized tax benefits, and testing the assumptions used by management in estimating the valuation of any associated liabilities.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2018.

Tysons, Virginia
March 17, 2025

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION CONSOLIDATED STATEMENTS OF INCOME

	Year Ended
	January 31, 2025	February 2, 2024	February 3, 2023
	(in millions, except per share amounts)
Revenues	$7,479	$7,444	$7,704
Cost of revenues	6,587	6,572	6,816
Selling, general and administrative expenses	339	373	374
(Gain) loss on divestitures, net of transaction costs	—	(240)	—
Other operating (income) expense	(10)	(2)	13
Operating income	563	741	501
Interest expense, net	126	120	118
Other (income) expense, net	9	1	8
Income before income taxes	428	620	375
Provision for income taxes	(66)	(143)	(72)
Net income	$362	$477	$303
Net income attributable to non-controlling interest	—	—	3
Net income attributable to common stockholders	$362	$477	$300
Earnings per share:
Basic	$7.23	$8.98	$5.42
Diluted	$7.17	$8.88	$5.38

See accompanying notes to consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended
	January 31, 2025	February 2, 2024	February 3, 2023
	(in millions)
Net income	$362	$477	$303
Other comprehensive (loss) income, net of tax:
Net unrealized (loss) gain on derivative instruments	(7)	(7)	56
Defined benefit obligation adjustment	3	1	3
Total other comprehensive (loss) income, net of tax	(4)	(6)	59
Comprehensive income	$358	$471	$362
Comprehensive income attributable to non-controlling interest	—	—	3
Comprehensive income attributable to common stockholders	$358	$471	$359

See accompanying notes to consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION CONSOLIDATED BALANCE SHEETS

	January 31, 2025	February 2, 2024
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$56	$94
Receivables, net	1,000	914
Prepaid expenses	78	93
Other current assets	20	30
Total current assets	1,154	1,131
Goodwill	2,851	2,851
Intangible assets, net	779	894
Property, plant, and equipment, net	104	91
Operating lease right of use assets	164	152
Other assets	194	195
Total assets	$5,246	$5,314
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$631	$567
Accrued payroll and other employee benefits	219	249
Accrued vacation	120	121
Other accrued liabilities	113	144
Debt, current portion	313	77
Total current liabilities	1,396	1,158
Debt, net of current portion	1,907	2,022
Operating lease liabilities	173	147
Deferred income taxes	24	28
Other long-term liabilities	169	174
Commitments and contingencies (Note 17)
Equity:
Common stock, $0.0001 par value, 1 billion shares authorized, 48 million shares and 52 million shares issued and outstanding as of January 31, 2025 and February 2, 2024, respectively	—	—
Additional paid-in capital	—	337
Retained earnings	1,565	1,432
Accumulated other comprehensive income	12	16
Total stockholders' equity	1,577	1,785
Total liabilities and stockholders' equity	$5,246	$5,314

See accompanying notes to consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION CONSOLIDATED STATEMENTS OF EQUITY

	Shares of common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Non-controlling interest	Total
	(in millions)
Balance at January 28, 2022	56	$838	$818	$(37)	$10	$1,629
Net income	—	—	300	—	3	303
Issuances of stock	1	17	—	—	—	17
Other comprehensive income, net of tax	—	—	—	59	—	59
Dividends of $1.48 per share	—	—	(83)	—	—	(83)
Stock-based compensation, net of shares withheld for taxes(1)	—	29	—	—	—	29
Repurchases of stock	(3)	(247)	—	—	—	(247)
Distributions to non-controlling interest	—	—	—	—	(3)	(3)
Balance at February 3, 2023	54	637	1,035	22	10	1,704
Net income	—	—	477	—	—	477
Issuances of stock	1	18	—	—	—	18
Other comprehensive loss, net of tax	—	—	—	(6)	—	(6)
Dividends of $1.48 per share	—	—	(80)	—	—	(80)
Stock-based compensation, net of shares withheld for taxes(1)	—	45	—	—	—	45
Repurchases of stock	(3)	(363)	—	—	—	(363)
Deconsolidation of non-controlling interest	—	—	—	—	(10)	(10)
Balance at February 2, 2024	52	337	1,432	16	—	1,785
Net income	—	—	362	—	—	362
Issuances of stock	—	20	—	—	—	20
Other comprehensive loss, net of tax	—	—	—	(4)	—	(4)
Dividends of $1.48 per share	—	—	(75)	—	—	(75)
Stock-based compensation, net of shares withheld for taxes(1)	—	22	—	—	—	22
Repurchases of stock	(4)	(379)	(154)	—	—	(533)
Balance at January 31, 2025	48	$—	$1,565	$12	$—	$1,577

(1)    In fiscal 2025, fiscal 2024 and fiscal 2023, the shares withheld for taxes related to stock-based compensation arrangements amounted to $31 million, $23 million, and $19 million, respectively.

See accompanying notes to consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	January 31, 2025	February 2, 2024	February 3, 2023
	(in millions)
Cash flows from operating activities:
Net income	$362	$477	$303
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	140	142	157
Deferred income taxes	(3)	(17)	(17)
Stock-based compensation expense	53	68	48
Gain on divestitures	—	(247)	—
Other	(7)	(6)	(1)
Increase (decrease) resulting from changes in operating assets and liabilities, net of the effect of the acquisitions and divestitures:
Receivables	(86)	(46)	79
Prepaid expenses and other current assets	24	(43)	(10)
Other assets	1	(14)	6
Accounts payable and accrued liabilities	48	13	(9)
Accrued payroll and employee benefits	(31)	49	(36)
Operating lease assets and liabilities, net	(6)	(4)	(3)
Other long-term liabilities	(1)	24	15
Net cash provided by operating activities	494	396	532
Cash flows from investing activities:
Expenditures for property, plant, and equipment	(36)	(27)	(25)
Purchases of marketable securities	(14)	(8)	(7)
Sales of marketable securities	12	6	4
Proceeds from sale of equity method investments	10	—	—
Proceeds from divestitures	—	356	—
Cash divested upon deconsolidation of joint venture	—	(8)	—
Other	(7)	(5)	(8)
Net cash (used in) provided by investing activities	(35)	314	(36)
Cash flows from financing activities:
Principal payments on borrowings	(1,381)	(441)	(990)
Proceeds from borrowings	1,499	160	840
Stock repurchased and retired or withheld for taxes on equity awards	(558)	(382)	(267)
Dividend payments to stockholders	(75)	(79)	(83)
Issuances of stock	20	17	16
Debt issuance costs	—	—	(6)
Other	(3)	—	(3)
Net cash used in financing activities	(498)	(725)	(493)
Net (decrease) increase in cash, cash equivalents and restricted cash	(39)	(15)	3
Cash, cash equivalents and restricted cash at beginning of period	103	118	115
Cash, cash equivalents and restricted cash at end of period	$64	$103	$118

See accompanying notes to consolidated financial statements.
Supplementary cash flow disclosure:
Cash paid for interest	$121	$125	$111
Cash paid for income taxes	$66	$165	$70
Non-cash investing activities:
Increase (decrease) in accrued property, plant, and equipment	$2	$(1)	$(1)
Non-cash financing activities:
Increase (decrease) in accrued plan share repurchases	$1	$1	$(2)
Increase in accrued excise taxes on plan share repurchases	$5	$3	$—

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
Effective February 3, 2024, the first day of fiscal 2025, the Company completed a business reorganization which replaced its previous two operating sectors with five customer facing business groups supported by the enterprise organizations, including the Innovation Factory. The Company's five business groups, which are also its operating segments, are aggregated into two reportable segments for financial reporting purposes given the similarity in economic and qualitative characteristics, and based on the nature of the customers they serve. The Company’s two reportable segments are the Defense and Intelligence segment and the Civilian segment.
The Defense and Intelligence segment provides a diverse portfolio of national security solutions to the Department of Defense ("DoD") and Intelligence Community of the United States Government.
The Civilian segment provides solutions to the civilian markets, encompassing federal, state, and local governments, in order to deliver services for citizen well-being, border security, and protecting lives. This includes integrating solutions into a spectrum of public service missions that impact travel, trade, health and the economy.
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
The Company's Innovation Factory supports the operating segments by developing enterprise-class solutions which are delivered to the Company's customers as stand-alone solutions or integrated with and aligned to product offerings through the operations of the business to meet complex customer needs and accelerate digital transformation. The Innovation Factory includes designated teams focused on AI, application development, network services, platforms and cloud, engineering, and cybersecurity. It uses a highly automated, cloud-hosted tool set to rapidly build, test and deploy solutions and works with customers to enhance solutions going forward.
Costs associated with corporate functions that are not allocable to the reportable segments are presented as Corporate activities. See Note 16—Business Segments Information for additional information.
Within this report, the Company has recast historical financial information to reflect the new reportable segments. The recast historical information has no impact on the Company's previously reported consolidated financial statements.
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
Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation. "Acquisition and integration costs" are now presented within "Other operating (income) expense" on the consolidated statements of income. "Inventories, net" are now presented within "Other current assets" on the consolidated balance sheets. "Amortization of off-market customer contracts," "Amortization of debt issuance costs,"

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

and "Impairment of assets" are now presented in "Other" within "Adjustments to reconcile net income to net cash provided by operating activities" on the consolidated statements of cash flows. "Distributions to non-controlling interest are now presented in "Other" within "Cash flows from financing activities" on the consolidated statements of cash flows.
Non-controlling Interest. On February 4, 2023, the Company sold 0.1% of its 50.1% majority ownership interest in Forfeiture Support Associates J.V. ("FSA") to its sole joint venture partner for a nominal amount. As a result of the sale and amendment to the joint venture operating agreement of FSA, the Company no longer controls the joint venture and accounts for its retained interest as an equity method investment as of the date of the transaction. Prior to February 4, 2023, the Company held a 50.1% majority interest in FSA. For fiscal 2023, the results of operations of FSA were included in the Company's consolidated statements of income and comprehensive income and statements of cash flows.
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
Reporting Periods
The Company utilizes a 52/53 week fiscal year ending on the Friday closest to January 31, with fiscal quarters typically consisting of 13 weeks. Fiscal 2025 began on February 3, 2024 and ended on January 31, 2025, fiscal 2024 began on February 4, 2023 and ended on February 2, 2024, and fiscal 2023 began on January 29, 2022 and ended on February 3, 2023. Fiscal 2025 and 2024 consisted of 52 weeks, while fiscal 2023 consisted of 53 weeks.
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
The Company recognizes revenue when, or as, performance obligations under a contract are satisfied. A performance obligation is the unit of account for revenue recognition and refers to a promise in a contract to transfer a distinct service or good to the customer. The majority of the Company’s contracts contain a single performance obligation involving a significant integration of various activities that are performed together to deliver a combined service or solution. Performance obligations may be satisfied over time or at a point in time, but the majority of the

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
For series-services performance obligations, the Company measures progress using either a cost input measure (cost-to-cost), a time-elapsed output measure, or the as-invoiced practical expedient. A cost input measure or the as-invoiced practical expedient typically is applied to the Company’s cost-reimbursable contracts. Revenue is recognized based on the ratio of costs incurred to total estimated costs at completion. Award or incentive fees are allocated to the distinct periods to which they relate. For fixed-price contracts, a time-elapsed output measure is applied to fixed consideration, such that revenue is recognized ratably over the period of performance. Where fixed-price contracts also provide for reimbursement of certain costs, such as travel or other direct costs, consideration may be attributed only to a distinct subset of time within the performance period. The Company’s time-and-material, fixed price-level of effort, and certain cost-plus-fixed-fee contracts generally qualify for the as-invoiced practical expedient. Revenue on these contracts is recognized in the amount to which the Company has a contractual right to invoice.
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents are comprised of cash in banks and highly liquid instruments, which primarily consist of bank deposits and investments in institutional money market funds. The Company includes outstanding payments within "Cash and cash equivalents" and "Accounts payable" on the consolidated balance sheets and as of January 31, 2025 and February 2, 2024 these amounts were $33 million and $26 million, respectively. The Company does not invest in high yield or high risk securities. The cash in bank accounts at times may exceed federally insured limits.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Restricted cash includes cash amounts held that are contractually restricted from use in operations, but are subject to future claims of creditors. The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the consolidated balance sheets for the periods presented:

	January 31, 2025	February 2, 2024
	(in millions)
Cash and cash equivalents	$56	$94
Restricted cash included in other current assets	3	4
Restricted cash included in other assets	5	5
Cash, cash equivalents and restricted cash	$64	$103
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
Unbilled receivables, substantially all of which are expected to be billed and collected within one year, are stated at their estimated realizable value and consist of costs and fees billable on contract completion or the occurrence of a specified event, other than the passage of time. Legal title to the related accumulated costs of contracts in progress generally vests with the U.S. government on the Company’s receipt of progress payments. Progress payments received of $82 million and $90 million offset unbilled receivables as of January 31, 2025 and February 2, 2024, respectively. Contract retentions are billed when contract conditions have been met and may relate to uncompleted indirect cost negotiations with the U.S. government. Based on historical experience, the majority of retention balances are expected to be collected beyond one year. Retention is presented in "Other assets" on the consolidated balance sheets, see Note 3—Revenues. Write-offs of retention balances have not been significant.
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
Acquisition and Integration Costs
Acquisition-related costs that are not part of the purchase price consideration are generally expensed as incurred, except for certain costs that are deferred in connection with the issuance of debt. These costs typically include transaction-related costs, such as finder’s fees, legal, accounting and other professional costs. Integration-related

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

costs represent costs directly related to combining the Company and its acquired businesses. Integration-related costs typically include strategic consulting services, facility consolidation, employee related costs, such as retention and severance, costs to integrate information technology infrastructure, enterprise planning systems, processes, and other non-recurring integration-related costs. Acquisition and integration costs are presented within "Other operating (income) expense" on the consolidated statements of income.
The Company's acquisition and integration costs were as follows for the periods presented:

	Year Ended
	January 31, 2025	February 2, 2024	February 3, 2023
	(in millions)
Acquisition(1)	$(2)	$—	$(2)
Integration	—	1	15
Total acquisition and integration costs	$(2)	$1	$13
(1)    Acquisition costs in fiscal 2025 include a reversal of immaterial costs related to the fiscal 2022 Koverse acquisition. Acquisition costs in fiscal 2023 reflect adjustments to the fair value of the Koverse earnout liability.
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
The Company leases IT equipment and hardware to its customers. All of the Company’s lessor arrangements are operating leases. Operating lease income is recognized on a straight-line basis over the term of the lease and is presented in "Revenues" on the consolidated statements of income.

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
Property, Plant, and Equipment
Property, plant, and equipment are carried at cost net of accumulated depreciation and amortization. Purchases of property, plant, and equipment, as well as costs associated with major renewals and betterments, are capitalized. Maintenance, repairs and minor renewals and betterments are expensed as incurred. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed and any resulting gain or loss is recognized. See Note 7—Property, Plant, and Equipment for depreciation and amortization methods and estimated useful lives by major asset class.
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
Non-financial assets acquired and liabilities assumed in a business combination are measured at fair value using income, market and cost valuation methodologies.
Marketable Securities
Investments in marketable securities consist of equity securities, which are recorded at fair value using observable inputs such as quoted prices in active markets (Level 1). As of January 31, 2025 and February 2, 2024, the fair value of the Company's investments totaled $36 million and $32 million, respectively, and are primarily included in "Other assets" on the consolidated balance sheets. The Company's investments are primarily held in a custodial account, which includes investments to fund its deferred compensation plan liabilities.
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company’s fixed interest rate swaps are considered over-the-counter derivatives, and their fair value is calculated using a standard pricing model for interest rate swaps with contractual terms for maturities, amortization and interest rates. Level 2, or market observable inputs (such as yield and credit curves), are used within the standard pricing models in order to determine fair value. The fair value is an estimate of the amount that the Company would pay or receive as of a measurement date if the agreements were transferred to a third party. See Note 12—Derivative Instruments Designated as Cash Flow Hedges for further discussion on the Company’s derivative instruments designated as cash flow hedges.
Operating Cycle
The Company’s operating cycle may be greater than one year and is represented by the average time intervening between the inception and the completion of contracts.
Research and Development
The Company conducts research and development activities under customer-funded contracts and with company-funded independent research and development ("IR&D") funds. IR&D efforts consist of projects involving basic research, applied research, development, and systems and other concept formulation studies. Company-funded IR&D expense is included in "Selling, general and administrative expenses" and was $12 million, $4 million and $1 million in fiscal 2025, 2024 and 2023, respectively. Customer-funded research and development activities performed under customer contracts are charged directly to cost of revenues for those particular contracts.
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
The Company applies the equity method of accounting to its unconsolidated investments when it has the ability to exercise significant influence over the entity and recognizes its proportionate share of the entities’ net income or loss within "Other operating (income) expense" on the consolidated statements of income. Equity investments in entities over which the Company does not have the ability to exercise significant influence and whose securities do not have a readily determinable fair value are carried at cost or cost net of other-than-temporary impairments.
Sale of Equity Method Investment
On August 30, 2024, Morpheus Data, one of the Company’s unconsolidated venture investments, completed a transaction to sell all its outstanding equity, including the Company's equity investment, to Hewlett Packard Enterprise (NYSE: HPE) for $10 million in cash. The Company recognized the cash as "Proceeds from sale of equity method investments" on the consolidated statements of cash flows. The transaction resulted in a pre-tax gain of $5 million which is included within "Other operating (income) expense" on the consolidated statements of income.
Accounting Standards Updates
Accounting Standards Updates Recently Adopted
In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. Amongst other amendments, the standard requires annual and interim disclosures of significant segment expenses that are regularly provided to the chief operating decision maker ("CODM"), and interim disclosures about a reportable segment’s profit or loss and assets that are currently required annually. This standard does not change how an entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. The standard was effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Company adopted the annual disclosure requirements in fiscal 2025 and will adopt the interim disclosure requirements in fiscal 2026. See Note 16—Business Segments Information for additional information.
Accounting Standards Updates Recently Issued But Not Yet Adopted
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The standard includes amendments that enhance annual income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The standard is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments can be applied on a prospective or retrospective basis. The Company plans to adopt this standard prospectively in fiscal 2026 and does not expect it to have a material impact on its consolidated financial statements and related disclosures.
In November 2024, the FASB issued ASU No. 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The standard includes new disclosure requirements relating to specified categories of expenses (purchases of inventory, employee compensation, depreciation, and amortization) that are included in certain expense captions presented on the face of the income statement. Early adoption is permitted. The amendments can be applied on a prospective or retrospective basis. In January 2025, the FASB clarified the effective date of the standard by issuing ASU No. 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. The standard is effective for fiscal years beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact of adoption of this standard on its financial statement disclosures.
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
The following table provides a reconciliation of the weighted-average number of shares outstanding used to compute basic and diluted EPS for the periods presented:

	Year Ended
	January 31, 2025	February 2, 2024	February 3, 2023
	(in millions)
Basic weighted-average number of shares outstanding	50.1	53.1	55.3
Dilutive common share equivalents - stock options and other stock-based awards	0.4	0.6	0.5
Diluted weighted-average number of shares outstanding	50.5	53.7	55.8
Antidilutive stock awards excluded from the weighted-average number of shares outstanding used to compute diluted EPS for fiscal 2025, 2024, and 2023 were immaterial.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
In December 2024, the Company's Board of Directors authorized the repurchase of up to $1.2 billion of the Company's outstanding common stock under its existing share repurchase plan. This authorization was effective as of December 16, 2024 and has no expiration date. Since the program’s inception in December of 2013, the Company has repurchased approximately 24.5 million shares of its common stock from the open market for approximately $2.1 billion, which included amounts previously authorized under the plan prior to December 2024.
Dividends
The Company declared and paid quarterly dividends of $0.37 per share every quarter for the years presented. Total dividends declared and paid were $1.48 per share during fiscal 2025, 2024 and 2023. Subsequent to the end of fiscal 2025, on March 13, 2025, the Company’s Board of Directors declared a cash dividend of $0.37 per share of the Company’s common stock payable on April 25, 2025 to stockholders of record on April 11, 2025.
Note 3—Revenues:
Changes in Estimates on Contracts
Aggregate net changes in estimates on contracts accounted for using the cost-to-cost method of accounting were recognized in operating income as follows:

	Year Ended
	January 31, 2025	February 2, 2024	February 3, 2023
	(in millions, except per share amounts)
Favorable adjustments	$33	$32	$40
Unfavorable adjustments	(18)	(32)	(36)
Net favorable adjustments	15	—	4
Income tax effect	(2)	—	(1)
Net favorable adjustments, after tax	13	—	3
Basic EPS impact	$0.26	$—	$0.05
Diluted EPS impact	$0.26	$—	$0.05
Revenues were $14 million, $2 million and $7 million higher for fiscal 2025, 2024 and 2023, respectively, due to net revenue recognized from performance obligations satisfied in prior periods.
Disaggregation of Revenues
The Company's revenues are generated primarily from long-term contracts with the U.S. government including subcontracts with other contractors engaged in work for the U.S. government. The Company disaggregates revenues by customer, contract type and prime versus subcontractor to the federal government for each of its reportable segments.
Disaggregated revenues by customer were as follows:

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended January 31, 2025
	Defense and Intelligence	Civilian	Total SAIC
	(in millions)
Department of Defense	$3,856	$17	$3,873
Intelligence and other federal government agencies	1,841	1,601	3,442
Commercial, state and local governments and international	29	135	164
Total	$5,726	$1,753	$7,479

	Year Ended February 2, 2024
	Defense and Intelligence	Civilian	Total SAIC
	(in millions)
Department of Defense	$3,814	$26	$3,840
Intelligence and other federal government agencies	1,986	1,464	3,450
Commercial, state and local governments and international	17	137	154
Total	$5,817	$1,627	$7,444

	Year Ended February 3, 2023
	Defense and Intelligence	Civilian	Total SAIC
	(in millions)
Department of Defense	$3,772	$34	$3,806
Intelligence and other federal government agencies	2,089	1,661	3,750
Commercial, state and local governments and international	15	133	148
Total	$5,876	$1,828	$7,704
Disaggregated revenues by contract type were as follows:

	Year Ended January 31, 2025
	Defense and Intelligence	Civilian	Total SAIC
	(in millions)
Cost reimbursement	$4,548	$88	$4,636
Time and materials ("T&M")	559	1,088	1,647
Firm-fixed price ("FFP")	619	577	1,196
Total	$5,726	$1,753	$7,479

	Year Ended February 2, 2024
	Defense and Intelligence	Civilian	Total SAIC
	(in millions)
Cost reimbursement	$4,442	$85	$4,527
Time and materials ("T&M")	491	972	1,463
Firm-fixed price ("FFP")	884	570	1,454
Total	$5,817	$1,627	$7,444

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended February 3, 2023
	Defense and Intelligence	Civilian	Total SAIC
	(in millions)
Cost reimbursement	$4,104	$178	$4,282
Time and materials ("T&M")	369	1,095	1,464
Firm-fixed price ("FFP")	1,403	555	1,958
Total	$5,876	$1,828	$7,704
Disaggregated revenues by prime versus subcontractor were as follows:

	Year Ended January 31, 2025
	Defense and Intelligence	Civilian	Total SAIC
	(in millions)
Prime contractor to federal government	$5,198	$1,471	$6,669
Subcontractor to federal government	499	147	646
Other	29	135	164
Total	$5,726	$1,753	$7,479

	Year Ended February 2, 2024
	Defense and Intelligence	Civilian	Total SAIC
	(in millions)
Prime contractor to federal government	$5,355	$1,367	$6,722
Subcontractor to federal government	445	123	568
Other	17	137	154
Total	$5,817	$1,627	$7,444

	Year Ended February 3, 2023
	Defense and Intelligence	Civilian	Total SAIC
	(in millions)
Prime contractor to federal government	$5,428	$1,568	$6,996
Subcontractor to federal government	433	127	560
Other	15	133	148
Total	$5,876	$1,828	$7,704

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Contract Balances
Contract balances for the periods presented were as follows:

	Balance Sheet line item	January 31, 2025	February 2, 2024
		(in millions)
Billed and billable receivables, net(1)	Receivables, net	$526	$555
Contract assets - unbillable receivables	Receivables, net	474	359
Contract assets - unbillable receivables	Other assets	29	—
Contract assets - contract retentions	Other assets	15	14
Contract liabilities - current	Other accrued liabilities	38	53
Contract liabilities - non-current	Other long-term liabilities	$—	$2
(1)    Net of allowance of $3 million as of January 31, 2025 and February 2, 2024.
The changes in the Company's contract assets and contract liabilities during the current period primarily result from timing differences between the Company's performance, invoicing and customer payments. As of January 31, 2025, the Company classified $29 million of unbillable receivables that are expected to be billed and collected beyond one year within "Other assets" on the consolidated balance sheets. During fiscal 2025 and 2024, the Company recognized revenues of $35 million and $40 million relating to amounts that were included in the opening balance of contract liabilities as of February 2, 2024 and February 3, 2023, respectively.
Deferred Costs
Deferred costs for the periods presented were as follows:

	Balance Sheet line item	January 31, 2025	February 2, 2024
		(in millions)
Pre-contract costs	Other current assets	$—	$9
Prepaid contract costs	Prepaid expenses	9	19
Fulfillment costs	Other assets	4	7
Costs to obtain	Other assets	$6	$6
Pre-contract costs of $9 million were expensed during fiscal 2025 and 2024. Prepaid contract costs of $36 million and $46 million were amortized during fiscal 2025 and 2024, respectively. Fulfillment costs of $3 million and $5 million were amortized during fiscal 2025 and 2024, respectively. Costs to obtain of $2 million and $1 million were amortized during fiscal 2025 and 2024, respectively.
Remaining Performance Obligations
Remaining performance obligations ("RPO") represent the transaction price of exercised contracts (both funded and unfunded) less inception to date revenue recognized. RPO does not include unexercised option periods and future task orders expected to be awarded under IDIQ contracts. As of January 31, 2025, the Company had approximately $5.6 billion of RPO. The Company expects to recognize revenue on approximately 82% of the RPO over the next 12 months and approximately 93% over the next 24 months, with the remaining recognized thereafter.

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
The equity method investment is included within "Other assets" on the consolidated balance sheets. The remeasurement resulted in a gain of $7 million which is included within "(Gain) loss on divestitures, net of transaction costs" on the consolidated statements of income and is reflected within "Gain on divestitures" on the consolidated statements of cash flows in fiscal 2024. The Company estimated the fair value of its retained investment in FSA based on Level 3 inputs of the fair value hierarchy. The Company used the income approach which involves the use of estimates and assumptions, including revenue growth rates, projected operating margins, discount rates and terminal growth rates.
Sale of Logistics and Supply Chain Management Business
On May 6, 2023, the Company closed the sale of its logistics and supply chain management business ("Supply Chain Business") to ASRC Federal Holding Company, LLC ("ASRC Federal") for $356 million in cash. The sale enables the Company to focus its resources on long-term strategic growth areas. The Company recognized the cash as "Proceeds from divestitures" on the consolidated statements of cash flows in fiscal 2024. The Company recorded a pre-tax gain of $233 million, net of $7 million of transaction costs, which is included within "(Gain) loss on divestitures, net of transaction costs" on the consolidated statements of income in fiscal 2024.
The disposition did not represent a strategic shift in operations that will have a material effect on the Company's operations and financial results, and accordingly has not been presented as discontinued operations.
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 5—Restructuring and Impairment:
Restructuring and impairment costs recognized were as follows:

	Year Ended
	January 31, 2025	February 2, 2024	February 3, 2023
	(in millions)
Restructuring costs:
Severance and other employee costs	$1	$10	$6
Other associated costs	7	13	14
Total restructuring costs(1)	8	23	20
Impairment of assets(2)	—	—	4
Total restructuring costs and impairment	$8	$23	$24
(1) Restructuring costs included in the table above are recorded in Corporate "Selling, general and administrative expenses."
(2) Impairment charges in fiscal 2023 relate to assets associated with exited facilities.
During fiscal 2025 and 2024, the Company incurred costs related to restructuring activities associated with the reorganization of its business sectors into business groups and for the optimization and consolidation of certain facilities. As part of these activities, the Company incurred severance and other employee costs, consulting costs, and costs related to the consolidation and exit of certain facilities. Other employee costs include the impact of accelerated stock compensation expense for terminated employees.
During fiscal 2023, the Company incurred costs related to restructuring activities associated with the optimization of business processes and incurred consulting costs, severance and other employee costs, and other costs related to the consolidation of certain facilities. The Company completed these activities in fiscal 2024. During fiscal 2024 and 2023, cash paid for consulting costs was $2 million and $5 million, respectively, and there was no remaining liability for these costs as of February 2, 2024.
Note 6—Goodwill and Intangible Assets
Goodwill
The following table presents the carrying value of goodwill by reportable segment:

	January 31, 2025	February 2, 2024
	(in millions)
Defense and Intelligence	$2,001	$2,001
Civilian	850	850
Total	$2,851	$2,851
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

During the fourth quarter of fiscal 2025, the Company completed its annual goodwill impairment testing using a qualitative assessment and determined that it was more likely than not that an impairment did not exist and that a quantitative analysis was not necessary.
Intangible Assets
Intangible assets, all of which were finite-lived, consisted of the following:

	January 31, 2025			February 2, 2024
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
	(in millions)
Customer relationships	$1,462	$(688)	$774	$1,462	$(574)	$888
Developed technology	10	(5)	5	10	(4)	6
Trade name	1	(1)	—	1	(1)	—
Total intangible assets	$1,473	$(694)	$779	$1,473	$(579)	$894
Amortization expense related to intangible assets was $115 million for fiscal 2025 and 2024 and $125 million for fiscal 2023. There were no impairments of intangible assets during the periods presented.
As of January 31, 2025, the estimated future annual amortization expense related to intangible assets is as follows:

Fiscal Year	(in millions)
2026	$115
2027	115
2028	98
2029	97
2030	95
Thereafter	259
Total	$779
Actual amortization expense in future periods could differ from these estimates as a result of future acquisitions, divestitures, impairments and other factors.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 7—Property, Plant, and Equipment:
Property, plant, and equipment, depreciation and amortization methods, and estimated useful lives by major asset class were as follows:

	Depreciation or amortization method	Estimated useful lives (in years)	January 31, 2025	February 2, 2024
			(in millions)
Computer and other equipment	Straight-line or declining balance	3-10	$98	$92
Capitalized software	Straight-line or declining balance	3-6	58	47
Leasehold improvements	Straight-line	Shorter of lease term or 12	111	104
Office furniture and fixtures	Straight-line or declining balance	4-10	16	14
Buildings and improvements	Straight-line	40	7	7
Construction in process			13	10
Land			1	1
Property, plant, and equipment			304	275
Accumulated depreciation and amortization			(200)	(184)
Property, plant, and equipment, net			$104	$91
Depreciation and amortization expense for property, plant, and equipment was $25 million, $26 million and $32 million in fiscal 2025, 2024 and 2023, respectively.
Note 8—Stock-Based Compensation:
Plan Summaries
As of January 31, 2025, the Company had stock-based compensation awards outstanding under the following plans: “2023 Equity Incentive Plan” ("2023 EIP"), “2013 Equity Incentive Plan” ("2013 EIP"), “Management Stock Compensation Plan”, and the “Amended and Restated 2013 Employee Stock Purchase Plan” ("ESPP") which are herein referred to together as the “Plans.” The Company issues new shares on the vesting of stock awards or exercise of stock options under these Plans. During fiscal year 2024, the Company terminated the Third Amended and Restated 2012 Long Term Performance Plan ("LTPP") and deregistered all remaining unissued shares thereunder.
On June 7, 2023, the Company’s stockholders approved the 2023 EIP. The 2023 EIP authorized 2.2 million new shares of the Company’s common stock, par value $0.0001 per share, to be issued as various types of stock-based compensation and cash awards. Awards previously issued and outstanding under the 2013 EIP will continue to remain outstanding and be subject to the terms of the 2013 EIP. After June 7, 2023, no new awards may be issued under the 2013 EIP and any awards that subsequently expire, are forfeited or canceled, are settled in cash, or are used to cover recipient tax obligations, will become available for issuance under the 2023 Plan. As of January 31, 2025, the total authorized shares of common stock for issuance under the 2023 EIP is 1.9 million.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The 2023 EIP and 2013 EIP both provide the Company’s employees and directors the opportunity to receive various types of stock-based compensation and cash awards. The terms of the stock-based awards granted to employees and directors are the same, except that those for directors cliff vest within one year of the grant date. As of January 31, 2025, the Company has unvested stock and performance share awards under the 2023 EIP and 2013 EIP and outstanding stock options under the 2013 EIP. Vesting stock awards granted in fiscal 2020 and thereafter generally vest equally over three years, while vesting stock awards granted prior to fiscal 2020 generally vest equally over four years. Stock options generally become exercisable evenly over three years. The maximum contractual term for stock options is ten years, but historically the Company has granted stock options with a seven-year contractual term. The requisite service period for stock-based awards is accelerated for employees meeting certain retirement eligibility conditions. Certain officers are eligible for continued vesting of previously granted awards upon termination of employment or voluntary retirement, subject to the conditions set forth in the Company’s Executive Severance, Change in Control and Retirement Policy effective July 1, 2020. Stock-based awards generally provide for accelerated vesting if there is a change in control (as defined in the 2023 EIP and 2013 EIP, as applicable). Vesting stock awards and performance share awards have forfeitable rights to dividends.
Performance shares are rights to receive shares of the Company’s stock upon satisfaction of certain requirements. Performance-based stock awards granted prior to fiscal 2022 include service and performance conditions. Performance-based stock awards granted in fiscal 2022 and thereafter also include market conditions. For performance-based stock awards granted prior to fiscal 2023, the performance metrics are based on annual operating cash flows and a three year cumulative measure of earnings. For performance-based stock awards granted in fiscal 2023 and thereafter, the performance metrics are based on three year cumulative operating cash flows and a three year cumulative measure of earnings. The market conditions for awards granted in fiscal 2022 and thereafter are based on the Company's total shareholder return over the three year performance period as compared to the total shareholder return for a specified group of companies over the same period. These awards cliff vest at the end of the third fiscal year following the grant date, subject to meeting the minimum service requirements and the achievement of the Company’s performance metrics and market conditions, with the number of shares ultimately issued, if any, ranging up to 200% of the specified target shares. If performance is below a minimum threshold level of performance, no shares will be issued.
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
On June 7, 2023, the Company’s stockholders approved an amended and restated ESPP which limits the total number of shares reserved for issuance to 2.0 million and extends the plan’s expiration date from September 26, 2023 to the earlier of its termination by the Board of Directors or the issuance of all shares available for issuance thereunder. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount of up to 15% of the fair market value on the date of purchase. During the three fiscal years ended January 31, 2025, the ESPP discount was 5% of the fair market value on the date of purchase, thereby resulting in the ESPP being non-compensatory. As of January 31, 2025, 1.7 million shares of the Company’s common stock are authorized for issuance under the ESPP.
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Expense and Related Tax Benefits Recognized
Stock-based compensation expense and related tax benefits recognized under the Plans were:

	Year Ended
	January 31, 2025	February 2, 2024	February 3, 2023
	(in millions)
Stock-based compensation expense:
Vesting stock awards	$37	$45	$38
Performance share awards	16	23	10
Total stock-based compensation expense	$53	$68	$48
Tax benefits recognized from stock-based compensation	$18	$25	$16
The Company did not have stock-based compensation expense for stock options for fiscal 2025. Stock-based compensation expense for stock options was not material for fiscal 2024 and 2023.
Vesting Stock Awards
Vesting stock award activity for the year ended January 31, 2025 was:

	Shares of stock under vesting stock awards	Weighted-average grant date fair value
	(in millions)
Unvested at February 2, 2024	0.9	$100.51
Awards granted	0.4	127.33
Awards forfeited	(0.1)	113.14
Awards vested	(0.5)	97.83
Unvested at January 31, 2025	0.7	$115.43
The grant date fair value of vesting stock awards is based on the closing market price of the Company’s common stock on the last trading day preceding the grant date. The weighted-average grant date fair value of the vesting stock awards granted in fiscal 2025, 2024 and 2023 was $127.33, $108.64 and $95.43, respectively. As of January 31, 2025 there was $40 million of unrecognized compensation cost, net of estimated forfeitures, related to vesting stock awards, which is expected to be recognized over a weighted-average period of 1.8 years. The fair value of vesting stock awards that vested in fiscal 2025, 2024 and 2023 was $61 million, $48 million and $44 million, respectively.
Performance Share Awards
Performance share award activity for the year ended January 31, 2025 was:

	Shares of stock under performance shares	Weighted-average grant date fair value
	(in millions)
Unvested at February 2, 2024	0.5	$112.86
Awards granted	0.1	128.17
Awards forfeited	—	116.36
Awards vested	(0.2)	101.43
Performance adjustments	(0.1)	125.15
Unvested at January 31, 2025	0.3	$116.97

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
The weighted-average grant date fair value of the performance share awards granted in fiscal 2025, 2024 and 2023 was $128.17, $116.25 and $100.94, respectively. The grant date fair value of performance shares was determined using a Monte Carlo simulation model that incorporated multiple valuation assumptions, including the Company's expected total shareholder return relative to a specified group of companies defined within the award agreement. The primary assumptions included an expected volatility of 24.16%, 27.35%, and 38.02% for fiscal 2025, 2024 and 2023, respectively, and a risk-free interest rate of 4.46%, 3.68% and 2.44% for fiscal 2025, 2024 and 2023, respectively. The expected volatility was based on the historical volatility of the Company over a period commensurate with the expected term of the award as of the date of grant. The risk-free interest rate was based on the yield curve of a zero-coupon U.S. Treasury bond with a maturity equal to the expected term of the award on the date of grant.
The fair value of performance share awards that vested in fiscal 2025 was $18 million. As of January 31, 2025 there was $19 million of unrecognized compensation cost, net of estimated forfeitures, related to performance share awards, which is expected to be recognized over a weighted-average period of 1.7 years.
Stock Options
Stock options are granted with their exercise price equal to the closing market price of the Company’s common stock on the last trading day preceding the grant date.
Stock option activity for the year ended January 31, 2025 was:

	Shares of stock under stock options	Weighted-average exercise price	Weighted-average remaining contractual term	Aggregate intrinsic value
	(in millions)		(in years)	(in millions)
Outstanding at February 2, 2024	0.1	$77.85	2.2	$6
Options exercised	—	77.28
Outstanding at January 31, 2025	0.1	$78.10	1.4	$2
Exercisable at January 31, 2025	0.1	$78.10	1.4	$2
Vested and expected to vest at January 31, 2025	0.1	$78.10	1.4	$2
As of January 31, 2025, the unrecognized compensation cost, net of estimated forfeitures, related to stock options was not material.
The following table summarizes activity related to exercises of stock options:

	Year Ended
	January 31, 2025	February 2, 2024	February 3, 2023
	(in millions)
Cash received from exercises of stock options	$1	$—	$—
Stock exchanged at fair value upon exercises of stock options	$—	$1	$1
Tax benefits from exercises of stock options	$—	$1	$1
Total intrinsic value of options exercised	$2	$9	$8

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 9—Retirement Plans:
Defined Contribution Plans
The Company sponsors the Science Applications International Corporation Retirement Plan (a qualified defined contribution 401(k) plan) and an employee stock ownership plan, in which most employees are eligible to participate. There are a variety of investment options available, including the Company's stock.
The Science Applications International Corporation Retirement Plan allows eligible participants to contribute a portion of their income through payroll deductions and the Company makes matching company contributions and may also make discretionary contributions. The Company contributions expensed for defined contribution plans were $86 million, $82 million and $80 million in fiscal 2025, 2024 and 2023, respectively.
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
Defined Benefit Plans
In connection with the acquisition of Engility Holdings, Inc. ("Engility") in fiscal 2019, the Company assumed two defined benefit plans sponsored by Engility for certain current and former employees: a Defined Benefit Pension Plan ("Pension Plan") and a Retiree Health Reimbursement Account Plan ("RHRA Benefit Plan"). Membership and participants' calculated pension benefit are frozen in the Pension Plan and membership in the RHRA Benefit Plan is frozen.
The Company's funding policy is to contribute at least the minimum amount required by the Employee Retirement Income Security Act of 1974. Additional amounts are contributed to assure that plan assets will be adequate to provide retirement benefits. During fiscal 2026, the Company expects to contribute $3 million to fund the Pension Plan and $1 million to fund the RHRA Benefit Plan, respectively.
During fiscal 2025 and 2024, the Company recognized a net gain of $3 million and $1 million, respectively, on its retirement plans within other comprehensive income primarily due to an increase in discount rates and the difference between actual investment return and expected return.
During fiscal 2023, the Company recognized a net gain of $4 million on its retirement plans within other comprehensive income. The gain was comprised of a $10 million gain due to an increase in discount rates, partially offset by a $6 million loss due to the difference between actual investment return and expected return.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Net Periodic Benefit Cost
The net periodic benefit (income) cost was as follows:

	Pension Plan			RHRA Benefit Plan

	Year Ended
	January 31, 2025	February 2, 2024	February 3, 2023	January 31, 2025	February 2, 2024	February 3, 2023
	(in millions)
Interest cost on projected benefit obligation	$2	$2	$2	$1	$1	$—
Expected return on plan assets	(2)	(2)	(3)	—	—	—
Amortization of (gain) loss	—	—	—	(1)	(1)	—
Net periodic benefit (income) cost	$—	$—	$(1)	$—	$—	$—
Obligations and Funded Status
The projected benefit obligation, fair value of plan assets and funded status for each plan are as follows:

	Pension Plan		RHRA Benefit Plan
	January 31, 2025	February 2, 2024	January 31, 2025	February 2, 2024
	(in millions)
Change in benefit obligation:
Benefit obligation at beginning of year	$49	$52	$10	$10
Interest cost	2	2	1	1
Benefits paid	(5)	(4)	(1)	(1)
Actuarial gain	—	(1)	(3)	—
Benefit obligation at end of year	$46	$49	$7	$10
Change in plan assets:
Fair value of plan assets at beginning of year	45	46	—	—
Actual return on plan assets	4	3	—	—
Employer contributions	—	—	1	1
Benefits paid	(5)	(4)	(1)	(1)
Fair value of plan assets at end of year	$44	$45	$—	$—
Unfunded status	$2	$4	$7	$10
Amounts recognized in the consolidated balance sheets consist of:

	Pension Plan		RHRA Benefit Plan
	January 31, 2025	February 2, 2024	January 31, 2025	February 2, 2024
	(in millions)
Other accrued liabilities	$—	$—	$1	$1
Other long-term liabilities	2	4	6	9
Net amount recognized	$2	$4	$7	$10
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
The following assumptions were used to determine the benefit obligations and net periodic benefit costs:

	Pension Plan			RHRA Benefit Plan
	January 31, 2025	February 2, 2024	February 3, 2023	January 31, 2025	February 2, 2024	February 3, 2023
Discount rate	5.50%	5.16%	4.94%	5.29%	5.08%	4.85%
Interest cost effective rate	5.04%	4.82%	2.61%	4.97%	4.75%	2.33%
Expected rate of return on assets	5.25%	5.25%	5.25%	N/A	N/A	N/A
Pension Plan Assets
The Company's investment policy includes a periodic review of the Pension Plan's investment in the various asset classes. During fiscal 2025, the Company's overall investment strategy was for plan assets to achieve a long-term rate of return of 5.25%, with a wide diversification of asset types, fund strategies and fund managers. The target allocation for the plan assets is 44% in domestic equity securities, 20% international equity securities, 31% in fixed income securities and 5% in cash and cash equivalents. The risk management practices include regular evaluations of fund managers to ensure the risk assumed is commensurate with the given investment style and objectives. According to the plan's investment policy, performance will be evaluated across all time periods, with a particular emphasis on longer-term returns relative to associated peers and benchmarks.
The fair value measurement of plan assets by category is as follows:

Asset Category	Fair Value Hierarchy	January 31, 2025	February 2, 2024
		(in millions)
Mutual funds
Equity	Level 1	$29	$29
Fixed income	Level 1	7	7
Collective trust - fixed income	Level 2	7	7
Guaranteed deposit account	Level 3	1	2
Total		$44	$45

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Measurement Using Significant Unobservable Inputs (Level 3)
A reconciliation of the beginning and ending balances of the Guaranteed Deposit Account ("GDA") is as follows:

Guaranteed Deposit Account
(in millions)
Balance at February 3, 2023	$1
Purchases	6
Sales	(5)
Balance at February 2, 2024	2
Purchases	4
Sales	(5)
Balance at January 31, 2025	$1
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
Estimated Future Benefit Payments
The following table sets forth the expected timing of benefit payments by fiscal year:

Fiscal Year	Pension Plan	RHRA Benefit Plan	Total
	(in millions)
2026	$4	$1	$5
2027	5	1	6
2028	5	1	6
2029	4	1	5
2030	4	1	5
Five subsequent fiscal years	$19	$3	$22

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 10—Income Taxes:
Substantially all of the Company’s income before income taxes for the fiscal year ended January 31, 2025 and the two preceding fiscal years is subject to taxation in the United States. The provision for income taxes for each of the periods presented include the following:

	Year Ended
	January 31, 2025	February 2, 2024	February 3, 2023
	(in millions)
Current:
Federal	$56	$125	$69
State	13	35	20
Deferred:
Federal	(4)	(19)	(15)
State	1	2	(2)
Total	$66	$143	$72
A reconciliation of the provision for income taxes to the amount computed by applying the statutory federal income tax rate to income before income taxes for each of the periods presented was as follows:

	Year Ended
	January 31, 2025	February 2, 2024	February 3, 2023
	(in millions)
Amount computed at the statutory federal income tax rate	$90	$130	$79
State income taxes, net of federal tax benefit	10	32	13
Research and development and other federal credits	(22)	(17)	(8)
Non-deductible compensation	3	10	3
Excess tax benefits for stock-based compensation	(4)	(4)	(3)
Non-deductible goodwill	—	13	—
Foreign-derived intangible income	(15)	(22)	(12)
Other	4	1	—
Total	$66	$143	$72
Effective income tax rate	15.5%	23.1%	19.3%

The effective income tax rate for fiscal 2025 is lower than the rate in fiscal 2024 primarily due to the gain from the divestiture of the Supply Chain Business and the associated non-deductible goodwill in the prior year.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes are recorded for differences in the basis of assets and liabilities for financial reporting purposes and tax reporting purposes. Deferred tax assets (liabilities) were comprised of:

	January 31, 2025	February 2, 2024
	(in millions)
Accrued vacation and bonuses	$27	$28
Accrued liabilities	12	12
Deferred compensation	20	20
Stock awards	8	8
Net operating loss and other carryforwards	61	70
Fixed asset basis difference	—	1
Lease liability	48	48
Research and development expenditures	197	159
Valuation allowance	(7)	(8)
Total deferred tax assets	366	338
Deferred revenue	(40)	(34)
Payroll tax deferral	(2)	(2)
Fixed asset basis difference	(3)	—
Purchased intangible assets	(302)	(287)
Right of use assets	(41)	(39)
Accumulated other comprehensive income	(2)	(4)
Total deferred tax liabilities	(390)	(366)
Net deferred tax (liabilities) assets	$(24)	$(28)
Deferred tax assets for both periods include state tax credit carryforwards for which the Company has set up a valuation allowance.
The changes in the unrecognized tax benefits were:

	Year Ended
	January 31, 2025	February 2, 2024	February 3, 2023
	(in millions)
Unrecognized tax benefits at beginning of the year	$117	$158	$78
Additions for tax positions related to prior years	1	5	5
Additions for tax positions related to the current year	14	21	75
Reductions for tax positions related to prior years	(8)	(59)	—
Reductions for prior year tax positions related to statute expiration	(14)	(8)	—
Unrecognized tax benefits at end of the year, excluding accrued interest and penalties	$110	$117	$158
Unrecognized tax benefits that, if recognized, would affect the effective income tax rate	$104	$111	$90
Accrued interest and penalties	$17	$13	$8
The Company includes net interest and penalties as a component of income tax expense.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company has filed income tax returns in the U.S. and in various foreign jurisdictions, which may be subject to routine compliance reviews by the IRS and other taxing authorities. While the Company believes it has recorded adequate accruals for uncertain tax positions, the tax authorities may determine that the Company owes taxes in excess of recorded accruals or the recorded accruals may be in excess of the final settlement amounts agreed to by tax authorities. The Company’s tax returns for fiscal years 2016 through 2019 and 2022 through 2024 remain subject to examination by the IRS and various other tax jurisdictions. The Company is currently under examination by the IRS for fiscal years 2016 through 2019.
As of January 31, 2025, the Company has approximately $47 million of tax effected federal loss carryforwards, $6 million of tax effected state loss carryforwards and approximately $8 million of state credit carryforwards that will begin to expire in fiscal 2026. The valuation allowance of $7 million at January 31, 2025 relates to these state credit carryforwards.
Note 11—Debt Obligations:
The Company’s debt as of the periods presented was as follows:

	January 31, 2025					February 2, 2024
	Stated interest rate	Effective interest rate	Principal	Unamortized debt issuance costs	Net	Principal	Unamortized debt issuance costs	Net
			(dollars in millions)
Term Loan A Facility due June 2027	5.66%	5.72%	$1,122	$(2)	$1,120	$1,199	$(4)	$1,195
Term Loan B Facility due October 2025	—%	—%	—	—	—	328	(1)	327
Term Loan B2 Facility due March 2027	—%	—%	—	—	—	182	(2)	180
Term Loan B3 Facility due February 2031	6.06%	6.20%	506	(3)	503	—	—	—
Senior Notes due April 2028	4.88%	5.11%	400	(3)	397	400	(3)	397
Revolving Credit Facility due June 2027(1)	6.71%	—%	200	—	200	—	—	—
Total debt			$2,228	$(8)	$2,220	$2,109	$(10)	$2,099
Less current portion			313	—	313	77	—	77
Total debt, net of current portion			$1,915	$(8)	$1,907	$2,032	$(10)	$2,022
(1)    The stated interest rate for the Revolving Credit Facility due June 2027 reflects the weighted-average interest rate for the outstanding borrowings as of January 31, 2025.
As of January 31, 2025, the Company has a $2.6 billion secured credit facility (the "Credit Facility") consisting of a Term Loan A Facility due June 2027, a Term Loan B3 Facility due February 2031 (together, the "Term Loan Facilities"), and a $1.0 billion secured Revolving Credit Facility due June 2027 (the "Revolving Credit Facility").
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
Prior to being paid off in fiscal 2025, borrowings under the Term Loan B Facility due October 2025 and the Term Loan B2 Facility due March 2027 amortized quarterly at 0.25% of the original borrowed amounts.
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
During fiscal 2024, the Company incurred $8 million of debt issuance costs associated with the Fifth Amendment, of which $2 million was recognized in interest expense, with the remaining $6 million deferred and amortized to interest expense through the maturity dates of the facilities utilizing the effective interest rate method.
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
On October 18, 2024, the Company executed the Seventh Amendment to the Third Amended and Restated Credit Agreement ("Seventh Amendment"), which lowered the applicable margin for the Term Loan B3 Facility due February 2031 from 1.875% to 1.750% for Term SOFR loans and from 0.875% to 0.750% for base rate loans. In the event any portion of the Term Loan B3 Facility due February 2031 is repaid prior to April 18, 2025 as a result of a repricing event, the Company will be required to pay a 1.00% fee of the amount repaid. After April 18, 2025, the Term Loan B3 Facility due February 2031 may be prepaid at any time without penalty and is subject to the same mandatory prepayments, including from excess cash flow, as the Company’s existing term loans under the Credit Facility.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

During fiscal 2025, the Company incurred $6 million of debt issuance costs associated with the Sixth and Seventh Amendments, of which $4 million was recognized in interest expense and the remaining $2 million deferred and amortized to interest expense through the maturity date of the facility utilizing the effective interest rate method.
The scheduled principal repayments for the Term Loan Facilities may be reduced or eliminated by annual mandatory prepayments of a portion of the Company’s Excess Cash Flow (as defined in the Third Amended Credit Agreement). Mandatory prepayments are allocated to the Term Loan Facilities on a pro rata basis and reduce the remaining scheduled principal installments for each facility. During fiscal 2025, the Company made scheduled principal repayments of $77 million and $4 million on the Term Loan A Facility due June 2027 and the Term Loan B3 Facility due February 2031, respectively. During fiscal 2024, the Company made scheduled principal repayments of $31 million on the Term Loan A Facility due June 2027 and voluntary principal prepayments of $160 million and $90 million on the Term Loan B Facility due October 2025 and the Term Loan B2 Facility due March 2027, respectively. During fiscal 2024, the Company wrote off deferred debt issuance costs of $2 million associated with the voluntary principal prepayments which were recognized in interest expense.
During fiscal 2025 and fiscal 2024, the Company borrowed $1.4 billion and $160 million and repaid $1.2 billion and $160 million under the Revolving Credit Facility, respectively. As of January 31, 2025, the outstanding principal under the Revolving Credit Facility was classified as current portion of debt on the consolidated balance sheets. Subsequent to year end, the Company repaid $100 million of the outstanding principal under the Revolving Credit Facility. Any obligations under the Credit Facility are secured by liens on substantially all of the assets of the Company and its subsidiaries. The Revolving Credit Facility is available to the Company through June 2027.
As of January 31, 2025, the Company was in compliance with the covenants under its Credit Facility.
The Company's Senior Notes due 2028 (the "Senior Notes") have 4.875% interest payable semi-annually on April 1 and October 1 of each year, and the principal is due April 2028.
Maturities of debt as of January 31, 2025 are:

Fiscal Year	Total
(in millions)
2026	$313
2027	128
2028	896
2029	406
2030	5
Thereafter	480
Total principal payments	$2,228
Note 12—Derivative Instruments Designated as Cash Flow Hedges:
The Company’s derivative instruments designated as cash flow hedges consist of:

					Fair Value of Asset(1) at
	Notional Amount at January 31, 2025	Pay Fixed Rate	Receive Variable Rate	Settlement and Termination	January 31, 2025	February 2, 2024
	(in millions)				(in millions)
Interest rate swaps	685	2.96%	Term SOFR	Monthly through October 31, 2025	6	15
(1)The fair value of the fixed interest rate swap asset is included in "Other assets" on the consolidated balance sheets.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company is party to fixed interest rate swap instruments that are designated and accounted for as cash flow hedges to manage risks associated with interest rate fluctuations on a portion of the Company’s floating rate debt within the Credit Facility. The counterparties to all swap agreements are financial institutions. See Note 13—Changes in Accumulated Other Comprehensive Income by Component for the unrealized change in fair values on cash flow hedges recognized in other comprehensive income (loss) and the amounts reclassified from accumulated other comprehensive income (loss) into earnings for the current and comparative periods presented. During fiscal 2024, Interest Rate Swaps due October 31, 2023 matured which had a notional value of $450 million upon maturity. The Company estimates that it will reclassify $6 million of unrealized gains from accumulated other comprehensive income into earnings from January 31, 2025 until the remaining interest rate swaps mature on October 31, 2025.
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
Note 13—Changes in Accumulated Other Comprehensive Income by Component:
The following table presents the changes in accumulated other comprehensive income (loss) attributable to the Company’s defined benefit plans and fixed interest rate swap cash flow hedges that are discussed in Note 9—Retirement Plans and Note 12—Derivative Instruments Designated as Cash Flow Hedges, respectively.

	Unrealized Gains (Losses) on Fixed Interest Rate Swap Cash Flow Hedges(1)	Defined Benefit Obligation Adjustment(2)	Total
	(in millions)
Balance at January 28, 2022	$(38)	$1	$(37)
Other comprehensive income before reclassifications	67	4	71
Amounts reclassified from accumulated other comprehensive loss	9	—	9
Income tax impact	(20)	(1)	(21)
Net other comprehensive income	56	3	59
Balance at February 3, 2023	$18	$4	$22
Other comprehensive income before reclassifications	14	2	16
Amounts reclassified from accumulated other comprehensive income	(24)	—	(24)
Income tax impact	3	(1)	2
Net other comprehensive loss	(7)	1	(6)
Balance at February 2, 2024	$11	$5	$16
Other comprehensive income before reclassifications	5	5	10
Amounts reclassified from accumulated other comprehensive income	(14)	(1)	(15)
Income tax impact	2	(1)	1
Net other comprehensive loss	(7)	3	(4)
Balance at January 31, 2025	$4	$8	$12
(1)The amount reclassified from accumulated other comprehensive income (loss) is included in "Interest expense, net."
(2)The amount reclassified from accumulated other comprehensive income (loss) is included in "Other (income) expense, net."

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
The Company does not retain an ongoing financial interest in the transferred receivables other than cash collection and administrative services. The Company estimated that its servicing fee was at fair value and therefore has not recognized a servicing asset or liability as of January 31, 2025 and February 2, 2024. Proceeds from the sale of receivables are reflected as cash flows from operating activities on the consolidated statements of cash flows.
During fiscal 2025, 2024 and 2023, the Company incurred purchase discount fees of $14 million, $9 million and $8 million, respectively, which are presented in "Other (income) expense, net" on the consolidated statements of income.
MARPA Facility activity consisted of the following:

	Year Ended
	January 31, 2025	February 2, 2024
	(in millions)
Beginning balance	$205	$250
Sale of receivables	4,324	2,560
Cash collections	(4,365)	(2,605)
Outstanding balance sold to Purchaser(1)	164	205
Cash collected, not remitted to Purchaser(2)	(49)	(54)
Remaining sold receivables to be collected from customers	$115	$151
(1)    For fiscal 2025 and 2024, the Company recorded a net decrease of $41 million and $45 million to cash flows from operating activities, respectively, from sold receivables.
(2)    Primarily represents the cash collected on behalf of but not yet remitted to the Purchaser as of January 31, 2025 and February 2, 2024. This balance is included in "Accounts payable" on the consolidated balance sheets.
Note 15—Operating Leases:
Total operating lease cost is comprised of the following:

	Year Ended
	January 31, 2025	February 2, 2024	February 3, 2023
	(in millions)
Operating lease cost	$48	$56	$67
Variable lease cost	13	13	11
Short-term lease cost	2	2	2
Total lease cost	$63	$71	$80
Lease cost is included primarily in "Cost of revenues" and "Selling, general and administrative expenses" on the consolidated statements of income.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company's ROU assets and lease liabilities consisted of the following:

	Balance Sheet line item	January 31, 2025	February 2, 2024
		(in millions)
Operating lease ROU asset	Operating lease right of use assets	$164	$152

Operating lease current liability	Other accrued liabilities	20	39
Operating lease non-current liability	Operating lease liabilities	173	147
Total operating lease liabilities		$193	$186
Other supplemental operating lease information consists of the following:

	Year Ended
	January 31, 2025	February 2, 2024	February 3, 2023
	(in millions)
Cash paid for amounts included in the measurement of operating lease liabilities	$54	$59	$62
ROU assets obtained in exchange for new operating lease obligations	$51	$43	$15
Maturities of operating lease liabilities as of January 31, 2025 were as follows:

Fiscal Year	Total
(in millions)
2026	$29
2027	45
2028	31
2029	28
2030	19
Thereafter	90
Total minimum lease payments	242
Less: imputed interest	(49)
Present value of operating lease liabilities	$193
The weighted-average remaining lease term and the weighted-average discount rate was 7 years and 5.2% as of January 31, 2025, respectively, and 5 years and 4.3% as of February 2, 2024, respectively.
As of January 31, 2025, the Company had rental commitments of $30 million for facility leases that have not yet commenced. These operating leases have a weighted-average lease term of approximately 9 years.
During fiscal 2025, the Company did not recognize any operating lease income or revenue from the exercise of purchase options under lessor arrangements. During fiscal 2024, operating lease income and revenue recognized from the exercise of purchase options under lessor arrangements was immaterial. During fiscal 2023, operating lease income was $2 million, and revenue recognized from the exercise of purchase options under certain lessor arrangements was $23 million.
Note 16—Business Segments Information:
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Defense and Intelligence segment provides a diverse portfolio of national security solutions to the DoD and Intelligence Community of the United States Government.
The Civilian segment provides solutions to the civilian markets, encompassing federal, state, and local governments, in order to deliver services for citizen well-being, border security, and protecting lives. This includes integrating solutions into a spectrum of public service missions that impact travel, trade, health and the economy.
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
The CODM reviews and evaluates segment operating performance using segment "Revenues" and "Adjusted operating income (loss)". Adjusted operating income is a performance measure that primarily excludes the impact of non-recurring transactions that the Company does not consider to be indicative of the Company's ongoing operating performance.
In fiscal 2025, the Company adopted ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. Amongst other amendments, the standard requires disclosure of significant segment expenses that are regularly provided to the CODM. Labor base is the significant expense that is regularly provided to the Company's CODM, and primarily includes direct labor on customer contracts.
The segment information for the periods presented was as follows:

	Year Ended January 31, 2025
	Defense and Intelligence	Civilian	Corporate	Total SAIC
	(in millions)
Revenues	$5,726	$1,753	$—	$7,479
Labor base	1,627	500	—	2,127
Other operating expenses(1)	3,590	1,037	20	4,647
Adjusted operating income (loss)	$509	$216	$(20)	$705

	Year Ended February 2, 2024
	Defense and Intelligence	Civilian	Corporate	Total SAIC
	(in millions)
Revenues	$5,817	$1,627	$—	$7,444
Labor base	1,597	482	—	2,079
Other operating expenses(1)	3,716	939	51	4,706
Adjusted operating income (loss)	$504	$206	$(51)	$659

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended February 3, 2023
	Defense and Intelligence	Civilian	Corporate	Total SAIC
	(in millions)
Revenues	$5,876	$1,828	$—	$7,704
Labor base	1,541	538	—	2,079
Other operating expenses(1)	3,827	1,066	52	4,945
Adjusted operating income (loss)	$508	$224	$(52)	$680
(1)    "Other operating expenses" includes cost of revenues, selling, general and administrative expenses, and other operating income or loss which are not regularly provided to the CODM. This excludes labor base which is presented separately.
The table below includes a reconciliation of total "Adjusted operating income" to "Income before income taxes" for the years ended January 31, 2025, February 2, 2024, and February 3, 2023.

	Year Ended
	January 31, 2025	February 2, 2024	February 3, 2023
	(in millions)
Adjusted operating income	$705	$659	$680
Depreciation of property, plant, and equipment	25	26	32
Amortization of intangible assets	115	115	125
Acquisition and integration costs(1)	(2)	1	13
Restructuring and impairment costs	8	23	24
Depreciation included in restructuring and impairment costs	(1)	(1)	(3)
Recovery of acquisition and integration costs and restructuring and impairment costs(2)	(3)	(6)	(12)
Gain on divestitures, net of transaction costs	—	(240)	—
Interest expense, net	126	120	118
Other (income) expense, net	9	1	8
Income before income taxes	$428	$620	$375
(1)    Fiscal 2025 adjustment consists of a reversal of immaterial costs related to the fiscal 2022 Koverse acquisition.
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
In each of fiscal 2025, 2024 and 2023, 98% of the Company's total revenues were attributable to prime contracts with the U.S. government or to subcontracts with other contractors engaged in work for the U.S. government.
Note 17—Legal Proceedings and Other Commitments and Contingencies:
Legal Proceedings
The Company is involved in various claims and lawsuits arising in the normal conduct of its business, none of which the Company’s management believes, based on current information, is expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.
In April 2022 and October 2023, the Company received Federal Grand Jury Subpoenas in connection with a criminal investigation being conducted by the U.S. Department of Justice, Antitrust Division ("DOJ"). As required by the subpoenas, the Company has provided the DOJ with a broad range of documents related to the investigation,

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

and the Company’s collection and production process remains ongoing. The Company is fully cooperating with the investigation. At this time, it is not possible to determine whether the Company will incur, or to reasonably estimate the amount of, any fines, penalties or further liabilities in connection with the investigation pursuant to which the subpoenas were issued.
AAV Termination for Convenience
On August 27, 2018, the Company received a stop-work order from the United States Marine Corps on the Assault Amphibious Vehicle ("AAV") contract and on October 3, 2018 the program was terminated for convenience by the customer. In fiscal 2025, the Company entered into a $21 million termination settlement agreement with the customer to recover the contract costs associated with the termination, which resulted in an increase to "Revenues" of $13 million on the Company's consolidated statements of income in fiscal 2025. The settlement agreement releases the customer from all obligation and claims from the Company. Proceeds for the full settlement amount were received in the first quarter of fiscal 2026.
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
As of January 31, 2025, the Company believes it has adequately reserved for estimated net amounts to be refunded to customers for potential adjustments for indirect cost audits and compliance with CAS.
Letters of Credit and Surety Bonds
The Company has outstanding obligations relating to letters of credit of $8 million as of January 31, 2025, principally related to guarantees on insurance policies. The Company also has outstanding obligations relating to surety bonds in the amount of $19 million, principally related to performance and payment bonds on the Company’s contracts.