Form 10-Q
period 2025-05-02
Science Applications International Corp
filed 2025-06-02
CIK 1571123

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 2, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares issued and outstanding of the registrant’s common stock as of May 23, 2025 was as follows:
46,872,795 shares of common stock ($.0001 par value per share)

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
FORM 10-Q

-i-

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended
	May 2, 2025	May 3, 2024
	(in millions, except per share amounts)
Revenues	$1,877	$1,847
Cost of revenues	1,668	1,634
Selling, general and administrative expenses	89	85
Other operating (income) expense	(1)	(3)
Operating income	121	131
Interest expense, net	30	34
Other (income) expense, net	5	2
Income before income taxes	86	95
Provision for income taxes	(18)	(18)
Net income	$68	$77
Earnings per share:
Basic	$1.43	$1.49
Diluted	$1.42	$1.48

See accompanying notes to condensed consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended
	May 2, 2025	May 3, 2024
	(in millions)
Net income	$68	$77
Other comprehensive (loss) income, net of tax:
Net unrealized (loss) gain on derivative instruments	(1)	3
Total other comprehensive (loss) income, net of tax	(1)	3
Comprehensive income	$67	$80

See accompanying notes to condensed consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	May 2, 2025	January 31, 2025
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$47	$56
Receivables, net	1,009	1,000
Prepaid expenses and other current assets	92	98
Total current assets	1,148	1,154
Goodwill	2,851	2,851
Intangible assets, net	750	779
Property, plant, and equipment (net of accumulated depreciation of $206 million and $200 million at May 2, 2025 and January 31, 2025, respectively)	102	104
Operating lease right of use assets	161	164
Other assets	199	194
Total assets	$5,211	$5,246

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$668	$631
Accrued payroll and employee benefits	288	339
Other accrued liabilities	113	113
Debt, current portion	405	313
Total current liabilities	1,474	1,396
Debt, net of current portion	1,876	1,907
Operating lease liabilities	160	173
Deferred income taxes	22	24
Other long-term liabilities	174	169
Commitments and contingencies (Note 11)
Equity:
Common stock, $0.0001 par value, 1 billion shares authorized, 47 million and 48 million shares issued and outstanding as of May 2, 2025 and January 31, 2025, respectively	—	—
Additional paid-in capital	—	—
Retained earnings	1,494	1,565
Accumulated other comprehensive income	11	12
Total stockholders' equity	1,505	1,577
Total liabilities and stockholders' equity	$5,211	$5,246

See accompanying notes to condensed consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

	Shares of common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total
	(in millions)
Balance at January 31, 2025	48	$—	$1,565	$12	$1,577
Net income	—	—	68	—	68
Issuances of stock	—	6	—	—	6
Other comprehensive loss, net of tax	—	—	—	(1)	(1)
Cash dividends of $0.37 per share	—	—	(18)	—	(18)
Stock-based compensation, net of shares withheld for taxes(1)	—	(2)	—	—	(2)
Repurchases of stock	(1)	(4)	(121)	—	(125)
Balance at May 2, 2025	47	$—	$1,494	$11	$1,505

Balance at February 2, 2024	52	$337	$1,432	$16	$1,785
Net income	—	—	77	—	77
Issuances of stock	—	4	—	—	4
Other comprehensive income, net of tax	—	—	—	3	3
Cash dividends of $0.37 per share	—	—	(20)	—	(20)
Stock-based compensation, net of shares withheld for taxes(1)	—	(9)	—	—	(9)
Repurchases of stock	(1)	(81)	—	—	(81)
Balance at May 3, 2024	51	$251	$1,489	$19	$1,759
(1)    During the three months ended May 2, 2025 and May 3, 2024, shares withheld for taxes related to stock-based compensation arrangements amounted to $17 million and $22 million, respectively.

See accompanying notes to condensed consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	May 2, 2025	May 3, 2024
	(in millions)
Cash flows from operating activities:
Net income	$68	$77
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36	35
Stock-based compensation expense	15	13
Other	—	(1)
Increase (decrease) resulting from changes in operating assets and liabilities:
Receivables	(9)	(20)
Prepaid expenses and other current assets	6	15
Accounts payable and accrued liabilities	33	60
Accrued payroll and employee benefits	(51)	(83)
Operating lease assets and liabilities, net	(2)	(3)
Other assets and other long-term liabilities, net	4	5
Net cash provided by operating activities	100	98
Cash flows from investing activities:
Expenditures for property, plant, and equipment	(8)	(6)
Purchases of marketable securities	(4)	(4)
Sales of marketable securities	3	4
Contributions to investments	(6)	(1)
Net cash used in investing activities	(15)	(7)
Cash flows from financing activities:
Principal payments on borrowings	(689)	(310)
Proceeds from borrowings	750	293
Stock repurchased and retired or withheld for taxes on equity awards	(142)	(103)
Dividend payments to stockholders	(19)	(20)
Issuances of stock	6	4
Net cash used in financing activities	(94)	(136)
Net decrease in cash, cash equivalents and restricted cash	(9)	(45)
Cash, cash equivalents and restricted cash at beginning of period	64	103
Cash, cash equivalents and restricted cash at end of period	$55	$58

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
The Company has five customer facing business groups supported by the enterprise organizations, including the Innovation Factory. The Company's five business groups, which are also its operating segments, are aggregated into two reportable segments for financial reporting purposes given the similarity in economic and qualitative characteristics, and based on the nature of the customers they serve. The Company’s two reportable segments are the Defense and Intelligence segment and the Civilian segment.
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
The Company's Innovation Factory supports the operating segments by developing enterprise-class solutions which are delivered to the Company's customers as stand-alone solutions or integrated with and aligned to the Company's product offerings through the operations of the business to meet complex customer needs and accelerate digital transformation. The Innovation Factory includes designated teams focused on AI, application development, network services, platforms and cloud, engineering, and cybersecurity. It uses a highly automated, cloud-hosted tool set to rapidly build, test and deploy solutions and works with customers to enhance solutions going forward.
Costs associated with corporate functions that are not allocable to the reportable segments are presented as Corporate activities. See Note 10—Business Segments Information for additional information.
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
The results reported in these financial statements are not necessarily indicative of results that may be expected for the entire year and should be read in conjunction with the information contained in the Company’s Annual Report on Form 10-K for the year ended January 31, 2025.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
Reporting Periods
The Company utilizes a 52/53 week fiscal year ending on the Friday closest to January 31, with fiscal quarters typically consisting of 13 weeks. Fiscal 2026 began on February 1, 2025 and ends on January 30, 2026, while fiscal 2025 began on February 3, 2024 and ended on January 31, 2025.
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
The Company’s fixed interest rate swaps are considered over-the-counter derivatives, and their fair value is calculated using a standard pricing model for interest rate swaps with contractual terms for maturities, amortization and interest rates. Level 2, or market observable inputs (such as yield and credit curves), are used within the standard pricing models in order to determine fair value. The fair value is an estimate of the amount that the Company would pay or receive as of a measurement date if the agreements were transferred to a third party. See Note 7—Derivative Instruments Designated as Cash Flow Hedges for further discussion on the Company’s derivative instruments designated as cash flow hedges.
Marketable Securities
Investments in marketable securities consist of equity securities, which are recorded at fair value using observable inputs such as quoted prices in active markets (Level 1). As of May 2, 2025 and January 31, 2025, the fair value of the Company's investments totaled $35 million and $36 million, respectively, and are included in "Other assets" on the condensed consolidated balance sheets. The Company's investments are primarily held in a custodial account, which includes investments to fund its deferred compensation plan liabilities.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported on the condensed consolidated balance sheets for the periods presented:

	May 2, 2025	January 31, 2025
	(in millions)
Cash and cash equivalents	$47	$56
Restricted cash included in prepaid expenses and other current assets	3	3
Restricted cash included in other assets	5	5
Cash, cash equivalents and restricted cash	$55	$64
Accounting Standards Updates
Accounting Standards Updates Recently Adopted
In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. Amongst other amendments, the standard requires annual and interim disclosures of significant segment expenses that are regularly provided to the chief operating decision maker ("CODM"), and interim disclosures about a reportable segment’s profit or loss and assets that are currently required annually. This standard does not change how an entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. The standard was effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted the annual disclosure requirements in fiscal 2025 and adopted the interim disclosure requirements in fiscal 2026. See Note 10—Business Segments Information for additional information.
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
The following table provides a reconciliation of the weighted-average number of shares outstanding used to compute basic and diluted EPS for the periods presented:

	Three Months Ended
	May 2, 2025	May 3, 2024
	(in millions)
Basic weighted-average number of shares outstanding	47.6	51.6
Dilutive common share equivalents - stock options and other stock-based awards	0.2	0.5
Diluted weighted-average number of shares outstanding	47.8	52.1
Antidilutive stock awards excluded from the weighted-average number of shares outstanding used to compute diluted EPS for the three months ended May 2, 2025 and May 3, 2024 were immaterial.
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
During the three months ended May 2, 2025, the Company repurchased approximately 1.2 million shares of its common stock from the open market under its existing share repurchase plan for approximately $125 million. As of May 2, 2025, the Company has repurchased approximately 25.7 million shares of its common stock under the plan for approximately $2.2 billion.
Dividends
The Company declared and paid a quarterly dividend of $0.37 per share of its common stock during the three months ended May 2, 2025. Subsequent to the end of the quarter, on May 29, 2025, the Company's Board of Directors declared a quarterly dividend of $0.37 per share of the Company's common stock payable on July 25, 2025 to stockholders of record on July 11, 2025.
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
Aggregate net changes in estimates on contracts accounted for using the cost-to-cost method of accounting were recognized in operating income as follows:

	Three Months Ended
	May 2, 2025	May 3, 2024
	(in millions, except per share amounts)
Net favorable (unfavorable) adjustments	$(2)	$1
Net favorable (unfavorable) adjustments, after tax	(2)	1
Diluted EPS impact	$(0.04)	$0.02
Revenues were unchanged and $1 million higher for the three months ended May 2, 2025 and May 3, 2024, respectively, due to net revenue recognized from performance obligations satisfied in prior periods.
Disaggregation of Revenues
The Company's revenues are generated primarily from long-term contracts with the U.S. government including subcontracts with other contractors engaged in work for the U.S. government. The Company disaggregates revenues by customer, contract type and prime versus subcontractor to the federal government for each of its reportable segments.
Disaggregated revenues by customer were as follows:

	Three Months Ended
	May 2, 2025			May 3, 2024
	Defense and Intelligence	Civilian	Total SAIC	Defense and Intelligence	Civilian	Total SAIC
	(in millions)
Department of Defense	$982	$3	$985	$974	$2	$976
Intelligence and other federal government agencies	445	408	853	458	376	834
Commercial, state and local governments and international	6	33	39	4	33	37
Total	$1,433	$444	$1,877	$1,436	$411	$1,847
Disaggregated revenues by contract type were as follows:

	Three Months Ended
	May 2, 2025			May 3, 2024
	Defense and Intelligence	Civilian	Total SAIC	Defense and Intelligence	Civilian	Total SAIC
	(in millions)
Cost reimbursement	$1,134	$20	$1,154	$1,134	$21	$1,155
Time and materials ("T&M")	141	292	433	149	268	417
Firm-fixed price ("FFP")	158	132	290	153	122	275
Total	$1,433	$444	$1,877	$1,436	$411	$1,847

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Disaggregated revenues by prime versus subcontractor were as follows:

	Three Months Ended
	May 2, 2025			May 3, 2024
	Defense and Intelligence	Civilian	Total SAIC	Defense and Intelligence	Civilian	Total SAIC
	(in millions)
Prime contractor to federal government	$1,299	$372	$1,671	$1,309	$342	$1,651
Subcontractor to federal government	128	39	167	123	36	159
Other	6	33	39	4	33	37
Total	$1,433	$444	$1,877	$1,436	$411	$1,847
Contract Balances
Contract balances for the periods presented were as follows:

	Balance Sheet line item	May 2, 2025	January 31, 2025
		(in millions)
Billed and billable receivables, net(1)	Receivables, net	$530	$526
Contract assets - unbillable receivables	Receivables, net	479	474
Contract assets - unbillable receivables	Other assets	29	29
Contract assets - contract retentions	Other assets	16	15
Contract liabilities - current	Other accrued liabilities	33	38
(1)    Net of allowance of $3 million as of May 2, 2025 and January 31, 2025.
During the three months ended May 2, 2025 and May 3, 2024, the Company recognized revenues of $17 million and $20 million relating to amounts that were included in the opening balance of contract liabilities as of January 31, 2025 and February 2, 2024, respectively.
Remaining Performance Obligations
Remaining performance obligations ("RPO") represent the transaction price of exercised contracts (both funded and unfunded) less inception to date revenue recognized. RPO does not include unexercised option periods and future task orders expected to be awarded under IDIQ contracts. As of May 2, 2025, the Company had approximately $5.8 billion of RPO. The Company expects to recognize revenue on approximately 83% of the RPO over the next 12 months and approximately 93% over the next 24 months, with the remaining recognized thereafter.
Note 4—Goodwill and Intangible Assets:
Goodwill
The following table presents the carrying value of goodwill by reportable segment:

	May 2, 2025	January 31, 2025
	(in millions)
Defense and Intelligence	$2,001	$2,001
Civilian	850	850
Total	$2,851	$2,851
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Intangible Assets
Intangible assets, all of which were finite-lived, consisted of the following:

	May 2, 2025			January 31, 2025
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
	(in millions)
Customer relationships	$1,461	$(716)	$745	$1,462	$(688)	$774
Developed technology	10	(5)	5	10	(5)	5
Trade name	—	—	—	1	(1)	—
Total intangible assets	$1,471	$(721)	$750	$1,473	$(694)	$779
Amortization expense related to intangible assets was $29 million for the three months ended May 2, 2025 and May 3, 2024. There were no intangible asset impairment losses during the periods presented.
As of May 2, 2025, the estimated future annual amortization expense related to intangible assets is as follows:

Fiscal Year	(in millions)
Remainder of 2026	$86
2027	115
2028	98
2029	97
2030	95
Thereafter	259
Total	$750
Actual amortization expense in future periods could differ from these estimates as a result of future acquisitions, divestitures, impairments, and other factors.
Note 5—Income Taxes:
The Company's effective income tax rate was 20.6% and 19.0% for the three months ended May 2, 2025 and May 3, 2024, respectively. The Company’s effective tax rate differs from the statutory tax rate primarily due to the deduction for foreign derived intangible income, research and development tax credits, and tax benefits from employee share-based compensation.
The Company’s effective tax rate for the three months ended May 2, 2025 increased compared to the same period in the prior year primarily due to lower tax benefits from employee share-based compensation.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 6—Debt Obligations:
The Company’s debt as of the dates presented was as follows:

	May 2, 2025					January 31, 2025
	Stated interest rate	Effective interest rate	Principal	Unamortized debt issuance costs	Net	Principal	Unamortized debt issuance costs	Net
			(dollars in millions)
Term Loan A Facility due June 2027	5.67%	5.78%	$1,099	$(2)	$1,097	$1,122	$(2)	$1,120
Term Loan B3 Facility due February 2031	6.07%	6.21%	505	(3)	502	506	(3)	503
Senior Notes due April 2028	4.88%	5.11%	400	(3)	397	400	(3)	397
Revolving Credit Facility due June 2027(1)	6.11%	—%	285	—	285	200	—	200
Total debt			$2,289	$(8)	$2,281	$2,228	$(8)	$2,220
Less current portion			405	—	405	313	—	313
Total debt, net of current portion			$1,884	$(8)	$1,876	$1,915	$(8)	$1,907
(1)    The stated interest rate for the Revolving Credit Facility due June 2027 reflects the weighted average interest rate for outstanding borrowings as of May 2, 2025.
As of May 2, 2025, the Company had a $2.6 billion secured credit facility (the Credit Facility) consisting of a Term Loan A Facility due June 2027, a Term Loan B3 Facility due February 2031 (together, the "Term Loan Facilities"), and a $1.0 billion Revolving Credit Facility due June 2027 (the "Revolving Credit Facility").
During the three months ended May 2, 2025, the Company made scheduled principal payments of $23 million and $1 million on the Term Loan A Facility due June 2027 and the Term Loan B3 Facility due February 2031, respectively.
During the three months ended May 2, 2025, the Company borrowed $750 million and repaid $665 million under the Revolving Credit Facility. As of May 2, 2025, the outstanding principal under the Revolving Credit Facility was classified as "Debt, current portion" on the condensed consolidated balance sheets. Subsequent to quarter end, the Company repaid $60 million of the outstanding principal under the Revolving Credit Facility. Commitment fees for undrawn amounts under the Revolving Credit Facility range from 0.125% to 0.25% per annum based on the Company’s leverage ratio.
As of May 2, 2025, the Company was in compliance with the covenants under its Credit Facility.
As of May 2, 2025 and January 31, 2025, the carrying value of the Company’s outstanding debt obligations approximated its fair value. The fair value of debt is calculated using Level 2 inputs, based on interest rates available for debt with terms and maturities similar to the Company’s Term Loan Facilities and Senior Notes.
Maturities of debt as of May 2, 2025 are:

Fiscal Year	Total
(in millions)
Remainder of 2026	$374
2027	128
2028	896
2029	406
2030	5
Thereafter	480
Total principal payments	$2,289

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 7—Derivative Instruments Designated as Cash Flow Hedges:
The Company’s derivative instruments designated as cash flow hedges consist of:

					Fair Value of Asset(1) at
	Notional Amount at May 2, 2025	Pay Fixed Rate	Receive Variable Rate	Settlement and Termination	May 2, 2025	January 31, 2025
	(in millions)				(in millions)
Interest rate swaps	$685	2.96%	1-month Term SOFR	Monthly through October 31, 2025	$4	$6
(1)    The fair value of the fixed interest rate swap asset is included in "Other assets" on the condensed consolidated balance sheets.
The Company is party to fixed interest rate swap instruments that are designated and accounted for as cash flow hedges to manage risks associated with interest rate fluctuations on a portion of the Company’s floating rate Credit Facility borrowings. The counterparties to all swap agreements are financial institutions.
See Note 8—Changes in Accumulated Other Comprehensive Income (Loss) by Component for the unrealized change in fair values on cash flow hedges recognized in other comprehensive income (loss) and the amounts reclassified from accumulated other comprehensive income (loss) into earnings for the current and comparative periods presented. The Company estimates that it will reclassify $4 million of unrealized gains from accumulated other comprehensive income into earnings from May 3, 2025 until the interest rate swaps mature on October 31, 2025.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 8—Changes in Accumulated Other Comprehensive Income (Loss) by Component:
The following table presents the changes in accumulated other comprehensive income (loss) attributable to the Company’s fixed interest rate swap cash flow hedges that are discussed in Note 7—Derivative Instruments Designated as Cash Flow Hedges and the Company's defined benefit plans.

	Unrealized Gains (Losses) on Fixed Interest Rate Swap Cash Flow Hedges(1)	Defined Benefit Obligation Adjustment	Total
	(in millions)
Three months ended May 2, 2025
Balance at January 31, 2025	$4	$8	$12
Other comprehensive loss before reclassifications	—	—	—
Amounts reclassified from accumulated other comprehensive income	(2)	—	(2)
Income tax impact	1	—	1
Net other comprehensive loss	(1)	—	(1)
Balance at May 2, 2025	$3	$8	$11

Three months ended May 3, 2024
Balance at February 2, 2024	$11	$5	$16
Other comprehensive income before reclassifications	8	—	8
Amounts reclassified from accumulated other comprehensive income	(4)	—	(4)
Income tax impact	(1)	—	(1)
Net other comprehensive income	3	—	3
Balance at May 3, 2024	$14	$5	$19
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
During the three months ended May 2, 2025 and May 3, 2024, the Company incurred purchase discount fees of approximately $4 million and $3 million, respectively. The purchase discount fees are presented in "Other (income) expense, net" on the condensed consolidated statements of income and are reflected as cash flows from operating activities on the condensed consolidated statements of cash flows.
MARPA Facility activity consisted of the following:

	Three Months Ended
	May 2, 2025	May 3, 2024
	(in millions)
Beginning balance	$164	$205
Sale of receivables	1,243	994
Cash collections	(1,107)	(915)
Outstanding balance sold to Purchaser(1)	300	284
Cash collected, not remitted to Purchaser(2)	(109)	(66)
Remaining sold receivables	$191	$218
(1)    During the three months ended May 2, 2025 and May 3, 2024, the Company recorded a net increase to cash flows from operating activities of $136 million and $79 million, respectively, from sold receivables.
(2)    Primarily represents the cash collected on behalf of but not yet remitted to the Purchaser as of May 2, 2025 and May 3, 2024. This balance is included in "Accounts payable" on the condensed consolidated balance sheets.
Note 10—Business Segments Information:
The Company has five customer facing business groups supported by the enterprise organizations, including the Innovation Factory. The five business groups, which are also its operating segments, are aggregated into two reportable segments for financial reporting purposes given the similarity in economic and qualitative characteristics, and based on the nature of the customers they serve. The Company’s two reportable segments are the Defense and Intelligence segment and the Civilian segment. The Company defines its operating segments based on the way the CODM, currently the Company's CEO, manages the operations for the purpose of allocating resources and assessing performance.
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The CODM reviews and evaluates segment operating performance using segment "Revenues" and "Adjusted operating income (loss)". Adjusted operating income is a performance measure that primarily excludes the impact of non-recurring transactions that the Company does not consider to be indicative of its ongoing operating performance. Labor base is the significant expense that is regularly provided to the CODM, and primarily includes direct labor on customer contracts.
The segment information for the periods presented was as follows:

	Three Months Ended May 2, 2025
	Defense and Intelligence	Civilian	Corporate	Total SAIC
	(in millions)
Revenues	$1,433	$444	$—	$1,877
Labor base	431	133	—	564
Other operating expenses(1)	887	259	9	1,155
Adjusted operating income (loss)	$115	$52	$(9)	$158

	Three Months Ended May 3, 2024
	Defense and Intelligence	Civilian	Corporate	Total SAIC
	(in millions)
Revenues	$1,436	$411	$—	$1,847
Labor base	429	129	—	558
Other operating expenses(1)	883	236	5	1,124
Adjusted operating income (loss)	$124	$46	$(5)	$165
(1)    "Other operating expenses" includes cost of revenues, selling, general and administrative expenses, and other operating income or expenses which are not regularly provided to the CODM. This excludes labor base which is presented separately.
The table below includes a reconciliation of total "Adjusted operating income" to "Income before income taxes" for the three months ended May 2, 2025 and May 3, 2024.

	Three Months Ended
	May 2, 2025	May 3, 2024
	(in millions)
Adjusted operating income	$158	$165
Depreciation of property, plant, and equipment	7	6
Amortization of intangible assets	29	29
Acquisition and integration costs	—	(2)
Restructuring and impairment costs	3	2
Recovery of acquisition and integration costs and restructuring and impairment costs(1)	(2)	(1)
Interest expense, net	30	34
Other (income) expense, net	5	2
Income before income taxes	$86	$95
(1)    Adjustment reflects the portion of restructuring and impairment costs recovered through the Company's indirect rates in accordance with U.S. government Cost Accounting Standards.
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
As of May 2, 2025, the Company believes it has adequately reserved for estimated net amounts to be refunded to customers for potential adjustments for indirect cost audits and compliance with U.S. government Cost Accounting Standards.
Letters of Credit and Surety Bonds
The Company has outstanding obligations relating to letters of credit of $8 million as of May 2, 2025, principally related to guarantees on insurance policies. The Company also has outstanding obligations relating to surety bonds of $19 million, principally related to performance and payment bonds on the Company’s contracts.

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
We utilize a 52/53 week fiscal year, ending on the Friday closest to January 31, with fiscal quarters typically consisting of 13 weeks. Fiscal 2026 began on February 1, 2025 and ends on January 30, 2026, while fiscal 2025 began on February 3, 2024 and ended on January 31, 2025.
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
We have five customer facing business groups supported by the enterprise organizations, including the Innovation Factory. The five business groups, which are also our operating segments, are aggregated into two reportable segments for financial reporting purposes given the similarity in economic and qualitative characteristics, and based on the nature of the customers they serve. Our two reportable segments are the Defense and Intelligence segment and the Civilian segment.
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
Costs associated with corporate functions that are not allocable to the reportable segments are presented as Corporate. See Note 10—Business Segments Information to the condensed consolidated financial statements contained within this report for additional information.
Economic Opportunities, Challenges, and Risks
During the three months ended May 2, 2025, we generated 98% of our revenues from contracts with the U.S. government, including subcontracts on which we perform. Our business performance is affected by the overall level of U.S. government spending and the alignment of our offerings and capabilities with the budget priorities of the U.S. government. In March 2025, the President signed a continuing resolution ("CR") that extends government funding through the close of government fiscal year ("GFY") 2025. The measure provides budget certainty for agencies through September 30, 2025. The CR also provides flexibility for new starts on programs at the DoD, which are typically not allowed under CRs.
Under terms of the Fiscal Responsibility Act, a 1% sequestration is to be applied to all agencies operating under CRs past April 30, 2025. However, the law provides discretion on implementation of these reductions to the Office of Management and Budget ("OMB"). It is unclear where or if the OMB will choose to implement such cuts.
Congress is currently working on a budget reconciliation package that will add new defense and border defense spending, among other provisions.
The new U.S. government administration is putting in place a number of executive orders and actions which could affect our business. In addition, the Department of Government Efficiency is driving changes in the structure and priorities of Federal agencies. Reductions in personnel, changes in agency alignment, and required reviews of new contracting activity are slowing new awards. Agencies are expected to conduct comprehensive reviews of existing and new contracting activity to identify potential efficiencies or nonalignment with new Administration priorities. SAIC contracts will be subject to these reviews. We have not experienced a material financial statement impact from recent executive orders or program cancellations across the government, however decreases in, or delays in contract awards and in government spending on the types of programs that we support, and terminations or stop-work-orders on government contracts on which we are currently performing could adversely affect our future revenues and profitability.
In January 2025, the Federal debt ceiling was reached, and the U.S. Department of the Treasury is operating under "extraordinary measures" to service debt obligations of the U.S. Government. Failure to pass legislation surrounding the Federal debt ceiling could lead to negative impacts on our business, and any agreement to raise the ceiling that significantly reduces future funding could affect our addressable market in subsequent years.
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
Condensed Consolidated Results of Operations
The primary financial performance measures we use to manage our consolidated business and monitor results of operations are revenues, operating income, and cash flows from operating activities. The following table summarizes our condensed consolidated results of operations:

	Three Months Ended
	May 2, 2025	Percent change	May 3, 2024
	(dollars in millions)
Revenues	$1,877	2%	$1,847
Cost of revenues	1,668	2%	1,634
As a percentage of revenues	88.9%		88.5%
Selling, general and administrative expenses	89	5%	85
Other operating (income) expense	(1)	(67%)	(3)
Operating income	121	(8%)	131
As a percentage of revenues	6.4%		7.1%
Provision for income taxes	(18)	—%	(18)
Net income	$68	(12%)	$77
Revenues. Revenues increased $30 million for the three months ended May 2, 2025 as compared to the same period in the prior year primarily due to ramp up in volume in existing and new contracts, partially offset by contract completions.
Operating Income. Operating income as a percentage of revenues for the three months ended May 2, 2025 decreased from the comparable prior year period primarily due to timing and volume mix in our contract portfolio.
Income Taxes. Our effective income tax rate was 20.6% and 19.0% for the three months ended May 2, 2025 and May 3, 2024, respectively. Our effective tax rate differs from the statutory tax rate primarily due to the deduction for foreign derived intangible income, research and development tax credits, and tax benefits from employee share-based compensation.
Our effective tax rate for the three months ended May 2, 2025 increased compared to the same period in the prior year primarily due to lower tax benefits from employee share-based compensation.
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
In December 2021, the Organisation for Economic Co-operation and Development (OECD) enacted a 15% global minimum tax framework (“Pillar Two”) which became effective in certain jurisdictions beginning in fiscal 2024. While U.S. adoption is uncertain, several countries where we operate have implemented it, and others are in the process of adopting. We do not anticipate Pillar Two to have a significant impact on our effective tax rate or our condensed consolidated results of operations, financial position, and cash flows.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
Segment and Corporate Results
The primary financial performance measures we use to manage our reportable segments and monitor results of operations are revenues and adjusted operating income. Adjusted operating income is a Non-GAAP measure. See "Non-GAAP Measures" section below for additional information about this measure.
The following tables summarize our results of operations by reportable segment:

Defense and Intelligence	Three Months Ended
	May 2, 2025	Percent change	May 3, 2024
	(dollars in millions)
Revenues	$1,433	—%	$1,436
Operating income	98	(8%)	107
As a percentage of revenues	6.8%		7.5%
Amortization of intangible assets	17	—%	17
Restructuring and impairment costs	1	100%	—
Recovery of acquisition and integration costs and restructuring and impairment costs(1)	(1)	100%	—
Adjusted operating income(2)	$115	(7%)	$124
As a percentage of revenues	8.0%		8.6%
(1)    Adjustment reflects the portion of acquisition and integration costs and restructuring and impairment costs recovered through our indirect rates in accordance with U.S. government Cost Accounting Standards.
(2)    Non-GAAP measure, see "Non-GAAP Measures" section below for additional information about this measure.
Revenues: Revenues decreased $3 million for the three months ended May 2, 2025 as compared to the same period in the prior year primarily due to contract completions, partially offset by ramp up in volume on existing and new contracts.
Operating and adjusted operating income(2): Operating and adjusted operating income as a percentage of revenues for the three months ended May 2, 2025 decreased from the comparable prior year period primarily due to timing and volume mix in our contract portfolio.

Civilian	Three Months Ended
	May 2, 2025	Percent change	May 3, 2024
	(dollars in millions)
Revenues	$444	8%	$411
Operating income	40	18%	34
As a percentage of revenues	9.0%		8.3%
Amortization of intangible assets	12	—%	12
Adjusted operating income(1)	$52	13%	$46
As a percentage of revenues	11.7%		11.2%
(1) Non-GAAP measure, see "Non-GAAP Measures" section below for additional information about this measure.
Revenues: Revenues increased $33 million for the three months ended May 2, 2025 as compared to the same period in the prior year primarily due to ramp up in volume on existing and new contracts.
Operating and adjusted operating income(1): Operating and adjusted operating income as a percentage of revenues for the three months ended May 2, 2025 increased from the comparable prior year period due to ramp up in volume on existing and new contracts.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Corporate	Three Months Ended
	May 2, 2025	Percent change	May 3, 2024
	(dollars in millions)
Operating loss	$(17)	70%	$(10)
Depreciation of property, plant, and equipment	7	17%	6
Acquisition and integration costs	—	100%	(2)
Restructuring and impairment costs	2	—%	2
Recovery of acquisition and integration costs and restructuring and impairment costs(1)	(1)	—%	(1)
Adjusted operating loss(2)	$(9)	80%	$(5)
(1)    Adjustment reflects the portion of acquisition and integration costs and restructuring and impairment costs recovered through our indirect rates in accordance with U.S. government Cost Accounting Standards.
(2)    Non-GAAP measure, see "Non-GAAP Measures" section below for additional information about this measure.
Operating and adjusted operating loss(2): Operating and adjusted operating loss increased $7 million and $4 million, respectively, for the three months ended May 2, 2025 as compared to the same period in the prior year primarily due to higher selling, general and administrative expenses.
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
Adjusted operating income. Adjusted operating income is a performance measure that primarily excludes the impact of non-recurring transactions that we do not consider to be indicative of our ongoing operating performance. Adjusted operating income is calculated by taking operating income and excluding depreciation and amortization, acquisition and integration costs, impairments, restructuring costs, and any other material non-recurring costs. The acquisition and integration costs relate to our acquisitions. The restructuring and impairment costs represent the reorganization and facilities optimization costs and impairments of long-lived assets, along with associated depreciation. The recovery of acquisition and integration costs and restructuring and impairment costs relate to costs recovered through our indirect rates in accordance with Cost Accounting Standards. Depreciation of property, plant, and equipment relates to property, plant, and equipment specifically identifiable for each segment. Adjusted operating income also excludes amortization of intangible assets because we do not have a history of significant acquisition activity, we do not acquire businesses on a predictable cycle, and the amount of an acquisition's purchase price allocated to intangible assets and the related amortization term are unique to each acquisition. We believe that these performance measures provide management and investors with useful information in assessing trends in our ongoing operating performance and may provide greater visibility in understanding our long-term financial performance.
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
EBITDA and adjusted EBITDA for the periods presented were calculated as follows:

	Three Months Ended
	May 2, 2025	May 3, 2024
	(dollars in millions)
Revenues	$1,877	$1,847
Net income	$68	$77
Interest expense, net and loss on sale of receivables	34	37
Provision for income taxes	18	18
Depreciation and amortization	36	35
EBITDA	156	167
EBITDA as a percentage of revenues	8.3%	9.0%
Acquisition and integration costs	—	(2)
Restructuring and impairment costs	3	2
Recovery of acquisition and integration costs and restructuring and impairment costs(1)	(2)	(1)
Adjusted EBITDA	$157	$166
Adjusted EBITDA as a percentage of revenues	8.4%	9.0%
(1)    Adjustment reflects the portion of acquisition and integration costs and restructuring and impairment costs recovered through our indirect rates in accordance with U.S. government Cost Accounting Standards.

Adjusted EBITDA as a percentage of revenues for the three months ended May 2, 2025 decreased compared to the same period in the prior year primarily due to timing and volume mix in our contract portfolio.
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
The estimated value of our total backlog as of the dates presented was:

	May 2, 2025			January 31, 2025
	Defense and Intelligence	Civilian	Total SAIC	Defense and Intelligence	Civilian	Total SAIC
	(in millions)
Funded backlog	$2,524	$741	$3,265	$2,599	$845	$3,444
Negotiated unfunded backlog	15,857	3,221	19,078	15,341	3,072	18,413
Total backlog	$18,381	$3,962	$22,343	$17,940	$3,917	$21,857
We had net bookings worth an estimated $2.4 billion during the three months ended May 2, 2025.
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

	Three Months Ended
	May 2, 2025			May 3, 2024
	Defense and Intelligence	Civilian	Total SAIC	Defense and Intelligence	Civilian	Total SAIC
Cost reimbursement	79%	4%	62%	79%	5%	62%
Time and materials ("T&M")	10%	66%	23%	10%	65%	23%
Firm-fixed price ("FFP")	11%	30%	15%	11%	30%	15%
Total	100%	100%	100%	100%	100%	100%

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

	Three Months Ended
	May 2, 2025			May 3, 2024
	Defense and Intelligence	Civilian	Total SAIC	Defense and Intelligence	Civilian	Total SAIC
Labor-related cost of revenues	59%	58%	59%	58%	59%	58%
Subcontractor-related cost of revenues	29%	32%	29%	30%	30%	30%
Other materials-related cost of revenues	12%	10%	12%	12%	11%	12%
Total	100%	100%	100%	100%	100%	100%
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
Historical Cash Flow Trends
The following table summarizes our cash flows:

	Three Months Ended
	May 2, 2025	May 3, 2024
	(in millions)
Net cash provided by operating activities	$100	$98
Net cash used in investing activities	(15)	(7)
Net cash used in financing activities	(94)	(136)
Net decrease in cash, cash equivalents and restricted cash	$(9)	$(45)
Net Cash Provided by Operating Activities. Cash flows provided by operating activities for the three months ended May 2, 2025 increased $2 million compared to the prior year primarily due to higher cash provided by the Master Accounts Receivable Purchase Agreement ("MARPA Facility") in the current year (see Note 9—Sales of Receivables to the condensed consolidated financial statements contained within this report for additional

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
information) and lower incentive-based compensation payments in the current year, partially offset by timing of vendor payments and other changes in working capital.
Net Cash Used in Investing Activities. Cash used in investing activities for the three months ended May 2, 2025 increased $8 million compared to the prior year primarily due to higher contributions to investments in the current year.
Net Cash Used in Financing Activities. Cash used in financing activities for the three months ended May 2, 2025 decreased $42 million compared to the prior year period primarily due to higher proceeds from borrowings, net of principal payments, partially offset by higher plan share repurchases in the current year.
Critical Accounting Policies and Estimates
There have been no changes to our critical accounting policies and estimates during the three months ended May 2, 2025 from those disclosed in our most recently filed Annual Report on Form 10-K.
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
Item 4. Controls and Procedures
Our management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) and have concluded that as of May 2, 2025 these controls and procedures were operating and effective.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarterly period covered by this report which materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
PART II—OTHER INFORMATION
Item 1. Legal Proceedings
We have provided information about legal proceedings in which we are involved in our fiscal 2025 Annual Report on Form 10-K, and we have provided an update to this information in Note 11—Legal Proceedings and Other Commitments and Contingencies to the condensed consolidated financial statements contained within this report, which is incorporated herein by reference.
In addition to the described legal proceedings, we are routinely subject to investigations and reviews relating to compliance with various laws and regulations. Additional information regarding such investigations and reviews is included in our fiscal 2025 Annual Report on Form 10-K, and we have also updated this information in Note 11—Legal Proceedings and Other Commitments and Contingencies to the condensed consolidated financial statements contained within this report, under the heading “Government Investigations, Audits and Reviews,” which is incorporated herein by reference.
Item 1A. Risk Factors
There have been no material changes from the risk factors disclosed in our most recently filed Annual Report on Form 10-K. Additional risks and uncertainties not currently known to us could materially harm our business, financial condition or operating results, and thus result in a decline in the price of our stock.
Risks Related to Trade Restrictions
The imposition of trade restrictions, including economic tariffs and trade war initiatives, by various governments globally, may adversely affect our business operations and financial performance. The global political and economic environment has become increasingly volatile, with numerous countries implementing policies that could impede international trade. Although our business predominantly serves U.S. customers, the current landscape introduces uncertainty regarding the global supply chain, international markets, and cross-border trade. These trade restrictions and tariffs could result in increased costs for raw materials, components, and finished goods. Furthermore, our capacity to procure materials from international suppliers or to sell our products in foreign markets may be hindered by these measures. Consequently, we may be compelled to identify alternative suppliers or markets, potentially incurring higher costs or encountering less favorable terms. Such conditions could create uncertainty for our operations, complicating the prediction of market conditions and the effective planning of our financial and business strategies.
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
The following table presents repurchases of our common stock during the three months ended May 2, 2025:

Period(1)	Total Number of Shares (or Units) Purchased(2)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(3)(4)
February 1, 2025 - March 7, 2025	468,384	$102.68	467,495	9,755,081
March 8, 2025 - April 4, 2025	360,817	110.26	360,493	9,359,900
April 5, 2025 - May 2, 2025	315,894	116.41	315,894	8,549,988
Total	1,145,095	$108.86	1,143,882

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
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
(3)In December 2024, our Board of Directors authorized the repurchase of up to $1.2 billion of our outstanding common stock under our existing share repurchase plan. As of May 2, 2025, we have repurchased approximately 25.7 million shares of common stock under the program for approximately $2.2 billion, which included amounts previously authorized under the plan prior to December 2024.
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
Item 5. Other Information
During the three months ended May 2, 2025, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as such terms are defined in Item 408 of Regulation S-K.

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
Date: June 2, 2025

Science Applications International Corporation

/s/ Prabu Natarajan
Prabu Natarajan Executive Vice President and Chief Financial Officer