Form 10-Q
period 2025-08-01
Science Applications International Corp
filed 2025-09-04
CIK 1571123

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 1, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares issued and outstanding of the registrant’s common stock as of August 22, 2025 was as follows:
46,022,001 shares of common stock ($.0001 par value per share)

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
FORM 10-Q

-i-

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
	August 1, 2025	August 2, 2024	August 1, 2025	August 2, 2024
	(in millions, except per share amounts)
Revenues	$1,769	$1,818	$3,646	$3,665
Cost of revenues	1,554	1,608	3,222	3,242
Selling, general and administrative expenses	75	77	164	162
Other operating (income) expense	1	(1)	—	(4)
Operating income	139	134	260	265
Interest expense, net	31	31	61	65
Other (income) expense, net	—	3	5	5
Income before income taxes	108	100	194	195
Income tax (expense) benefit	19	(19)	1	(37)
Net income	$127	$81	$195	$158
Earnings per share:
Basic	$2.72	$1.59	$4.14	$3.08
Diluted	$2.71	$1.58	$4.12	$3.06

See accompanying notes to condensed consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
	August 1, 2025	August 2, 2024	August 1, 2025	August 2, 2024
	(in millions)
Net income	$127	$81	$195	$158
Other comprehensive (loss) income, net of tax:
Net unrealized (loss) gain on derivative instruments	(2)	(8)	(3)	(5)
Total other comprehensive (loss) income, net of tax	(2)	(8)	(3)	(5)
Comprehensive income	$125	$73	$192	$153

See accompanying notes to condensed consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	August 1, 2025	January 31, 2025
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$48	$56
Receivables, net	951	1,000
Prepaid expenses	175	78
Other current assets	30	20
Total current assets	1,204	1,154
Goodwill	2,851	2,851
Intangible assets, net	721	779
Property, plant, and equipment (net of accumulated depreciation of $210 million and $200 million at August 1, 2025 and January 31, 2025, respectively)	104	104
Operating lease right of use assets	156	164
Other assets	165	194
Total assets	$5,201	$5,246

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$557	$631
Accrued payroll and employee benefits	336	339
Other accrued liabilities	106	113
Debt, current portion	448	313
Total current liabilities	1,447	1,396
Debt, net of current portion	1,844	1,907
Operating lease liabilities	153	173
Deferred income taxes	132	24
Other long-term liabilities	108	169
Commitments and contingencies (Note 11)
Equity:
Common stock, $0.0001 par value, 1 billion shares authorized, 46 million and 48 million shares issued and outstanding as of August 1, 2025 and January 31, 2025, respectively	—	—
Additional paid-in capital	—	—
Retained earnings	1,508	1,565
Accumulated other comprehensive income	9	12
Total stockholders' equity	1,517	1,577
Total liabilities and stockholders' equity	$5,201	$5,246

See accompanying notes to condensed consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

	Shares of common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total
	(in millions)
Balance at May 2, 2025	47	$—	$1,494	$11	$1,505
Net income	—	—	127	—	127
Issuances of stock	—	6	—	—	6
Other comprehensive loss, net of tax	—	—	—	(2)	(2)
Cash dividends of $0.37 per share	—	—	(18)	—	(18)
Stock-based compensation, net of shares withheld for taxes(1)	—	8	—	—	8
Repurchases of stock	(1)	(14)	(95)	—	(109)
Balance at August 1, 2025	46	$—	$1,508	$9	$1,517

Balance at January 31, 2025	48	$—	$1,565	$12	$1,577
Net income	—	—	195	—	195
Issuances of stock	—	12	—	—	12
Other comprehensive loss, net of tax	—	—	—	(3)	(3)
Cash dividends of $0.74 per share	—	—	(36)	—	(36)
Stock-based compensation, net of shares withheld for taxes(1)	—	6	—	—	6
Repurchases of stock	(2)	(18)	(216)	—	(234)
Balance at August 1, 2025	46	$—	$1,508	$9	$1,517

Balance at May 3, 2024	51	$251	$1,489	$19	$1,759
Net income	—	—	81	—	81
Issuances of stock	—	5	—	—	5
Other comprehensive loss, net of tax	—	—	—	(8)	(8)
Cash dividends of $0.37 per share	—	—	(19)	—	(19)
Stock-based compensation, net of shares withheld for taxes(1)	—	11	—	—	11
Repurchases of stock	(1)	(204)	—	—	(204)
Balance at August 2, 2024	50	$63	$1,551	$11	$1,625

Balance at February 2, 2024	52	$337	$1,432	$16	$1,785
Net income	—	—	158	—	158
Issuances of stock	—	9	—	—	9
Other comprehensive loss, net of tax	—	—	—	(5)	(5)
Cash dividends of $0.74 per share	—	—	(39)	—	(39)
Stock-based compensation, net of shares withheld for taxes(1)	—	2	—	—	2
Repurchases of stock	(2)	(285)	—	—	(285)
Balance at August 2, 2024	50	$63	$1,551	$11	$1,625
(1)    During the three months ended August 1, 2025 and August 2, 2024, shares withheld for taxes related to stock-based compensation arrangements amounted to $2 million and $1 million, respectively. During the six months ended August 1, 2025 and August 2, 2024, shares withheld for taxes related to stock-based compensation arrangements amounted to $19 million and $23 million, respectively.

See accompanying notes to condensed consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	August 1, 2025	August 2, 2024
	(in millions)
Cash flows from operating activities:
Net income	$195	$158
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	71	69
Stock-based compensation expense	25	25
Deferred income taxes	109	(8)
Other	—	(3)
Increase (decrease) resulting from changes in operating assets and liabilities:
Receivables	49	(32)
Prepaid expenses and other current assets	(107)	14
Accounts payable and other accrued liabilities	(84)	39
Accrued payroll and employee benefits	(3)	(32)
Operating lease assets and liabilities, net	(4)	(5)
Other assets and other long-term liabilities, net	(29)	11
Net cash provided by operating activities	222	236
Cash flows from investing activities:
Expenditures for property, plant, and equipment	(15)	(12)
Purchases of marketable securities	(4)	(8)
Sales of marketable securities	4	6
Contributions to investments	(7)	(2)
Net cash used in investing activities	(22)	(16)
Cash flows from financing activities:
Proceeds from borrowings	1,307	673
Principal payments on borrowings	(1,235)	(606)
Stock repurchased and retired or withheld for taxes on equity awards	(252)	(304)
Dividend payments to stockholders	(36)	(39)
Issuances of stock	12	9
Other	(4)	—
Net cash used in financing activities	(208)	(267)
Net decrease in cash, cash equivalents and restricted cash	(8)	(47)
Cash, cash equivalents and restricted cash at beginning of period	64	103
Cash, cash equivalents and restricted cash at end of period	$56	$56

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
Marketable Securities
Investments in marketable securities consist of equity securities, which are recorded at fair value using observable inputs such as quoted prices in active markets (Level 1). As of August 1, 2025 and January 31, 2025, the fair value of the Company's investments totaled $36 million and are included in "Other assets" on the condensed consolidated balance sheets. The Company's investments are primarily held in a custodial account, which includes investments to fund its deferred compensation plan liabilities.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported on the condensed consolidated balance sheets for the periods presented:

	August 1, 2025	January 31, 2025
	(in millions)
Cash and cash equivalents	$48	$56
Restricted cash included in prepaid expenses and other current assets	3	3
Restricted cash included in other assets	5	5
Cash, cash equivalents and restricted cash	$56	$64
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

increased to include the dilutive effect of outstanding stock-based awards. The dilutive effect of outstanding stock-based awards is computed using the treasury stock method.
The following table provides a reconciliation of the weighted-average number of shares outstanding used to compute basic and diluted EPS for the periods presented:

	Three Months Ended		Six Months Ended
	August 1, 2025	August 2, 2024	August 1, 2025	August 2, 2024
	(in millions)
Basic weighted-average number of shares outstanding	46.7	50.9	47.1	51.3
Dilutive common share equivalents - stock options and other stock-based awards	0.1	0.3	0.2	0.4
Diluted weighted-average number of shares outstanding	46.8	51.2	47.3	51.7
Antidilutive stock awards excluded from the weighted-average number of shares outstanding used to compute diluted EPS for the three and six months ended August 1, 2025 and August 2, 2024 were immaterial.
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
During the six months ended August 1, 2025, the Company repurchased approximately 2.1 million shares of its common stock from the open market under its existing share repurchase plan for approximately $231 million. As of August 1, 2025, the Company has repurchased approximately 26.6 million shares of its common stock under the plan for approximately $2.3 billion.
Dividends
The Company declared and paid a quarterly dividend of $0.37 per share of its common stock during the three months ended August 1, 2025. Subsequent to the end of the quarter, on August 28, 2025, the Company's Board of Directors declared a quarterly dividend of $0.37 per share of the Company's common stock payable on October 24, 2025 to stockholders of record on October 10, 2025.

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
Aggregate net changes in estimates on contracts accounted for using the cost-to-cost method of accounting were recognized in operating income as follows:

	Three Months Ended		Six Months Ended
	August 1, 2025	August 2, 2024	August 1, 2025	August 2, 2024
	(in millions, except per share amounts)
Net favorable (unfavorable) adjustments	$5	$(1)	$3	$—
Net favorable (unfavorable) adjustments, after tax	6	(1)	3	—
Diluted EPS impact	$0.13	$(0.02)	$0.06	$—
Revenues were $7 million higher for the three and six months ended August 1, 2025, and $1 million higher for the six months ended August 2, 2024, due to net revenue recognized from performance obligations satisfied in prior periods. There was no revenue recognized during the three months ended August 2, 2024 from performance obligations satisfied in prior periods.
Disaggregation of Revenues
The Company's revenues are generated primarily from long-term contracts with the U.S. government including subcontracts with other contractors engaged in work for the U.S. government. The Company disaggregates revenues by customer, contract type and prime versus subcontractor to the federal government for each of its reportable segments.
Disaggregated revenues by customer were as follows:

	Three Months Ended
	August 1, 2025			August 2, 2024
	Defense and Intelligence	Civilian	Total SAIC	Defense and Intelligence	Civilian	Total SAIC
	(in millions)
Department of Defense	$920	$2	$922	$950	$—	$950
Intelligence and other federal government agencies	444	360	804	455	369	824
Commercial, state and local governments and international	10	33	43	10	34	44
Total	$1,374	$395	$1,769	$1,415	$403	$1,818

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Six Months Ended
	August 1, 2025			August 2, 2024
	Defense and Intelligence	Civilian	Total SAIC	Defense and Intelligence	Civilian	Total SAIC
	(in millions)
Department of Defense	$1,902	$5	$1,907	$1,924	$2	$1,926
Intelligence and other federal government agencies	889	768	1,657	913	745	1,658
Commercial, state and local governments and international	16	66	82	14	67	81
Total	$2,807	$839	$3,646	$2,851	$814	$3,665
Disaggregated revenues by contract type were as follows:

	Three Months Ended
	August 1, 2025			August 2, 2024
	Defense and Intelligence	Civilian	Total SAIC	Defense and Intelligence	Civilian	Total SAIC
	(in millions)
Cost reimbursement	$1,093	$13	$1,106	$1,085	$20	$1,105
Time and materials ("T&M")	117	276	393	162	264	426
Firm-fixed price ("FFP")	164	106	270	168	119	287
Total	$1,374	$395	$1,769	$1,415	$403	$1,818

	Six Months Ended
	August 1, 2025			August 2, 2024
	Defense and Intelligence	Civilian	Total SAIC	Defense and Intelligence	Civilian	Total SAIC
	(in millions)
Cost reimbursement	$2,227	$33	$2,260	$2,219	$41	$2,260
Time and materials ("T&M")	258	568	826	311	532	843
Firm-fixed price ("FFP")	322	238	560	321	241	562
Total	$2,807	$839	$3,646	$2,851	$814	$3,665
Disaggregated revenues by prime versus subcontractor were as follows:

	Three Months Ended
	August 1, 2025			August 2, 2024
	Defense and Intelligence	Civilian	Total SAIC	Defense and Intelligence	Civilian	Total SAIC
	(in millions)
Prime contractor to federal government	$1,239	$329	$1,568	$1,283	$335	$1,618
Subcontractor to federal government	125	33	158	122	34	156
Other	10	33	43	10	34	44
Total	$1,374	$395	$1,769	$1,415	$403	$1,818

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Six Months Ended
	August 1, 2025			August 2, 2024
	Defense and Intelligence	Civilian	Total SAIC	Defense and Intelligence	Civilian	Total SAIC
	(in millions)
Prime contractor to federal government	$2,538	$701	$3,239	$2,592	$677	$3,269
Subcontractor to federal government	253	72	325	245	70	315
Other	16	66	82	14	67	81
Total	$2,807	$839	$3,646	$2,851	$814	$3,665
Contract Balances
Contract balances for the periods presented were as follows:

	Balance Sheet line item	August 1, 2025	January 31, 2025
		(in millions)
Billed and billable receivables, net(1)	Receivables, net	$500	$526
Contract assets - unbillable receivables	Receivables, net	451	474
Contract assets - unbillable receivables	Other assets	29	29
Contract assets - contract retentions	Other assets	16	15
Contract liabilities - current	Other accrued liabilities	27	38
Contract liabilities - non-current	Other long-term liabilities	1	—
(1)    Net of allowance of $2 million and 3 million, respectively, as of August 1, 2025 and January 31, 2025.
During the three and six months ended August 1, 2025, the Company recognized revenues of $8 million and $25 million, respectively, relating to amounts that were included in the opening balance of contract liabilities as of January 31, 2025. During the three and six months ended August 2, 2024, the Company recognized revenues of $10 million and $30 million, respectively, relating to amounts that were included in the opening balance of contract liabilities as of February 2, 2024.
Remaining Performance Obligations
Remaining performance obligations ("RPO") represent the transaction price of exercised contracts (both funded and unfunded) less inception to date revenue recognized. RPO does not include unexercised option periods and future task orders expected to be awarded under IDIQ contracts. As of August 1, 2025, the Company had approximately $6.1 billion of RPO. The Company expects to recognize revenue on approximately 79% of the RPO over the next 12 months and approximately 89% over the next 24 months, with the remaining recognized thereafter.
Note 4—Goodwill and Intangible Assets:
Goodwill
The following table presents the carrying value of goodwill by reportable segment:

	August 1, 2025	January 31, 2025
	(in millions)
Defense and Intelligence	$2,001	$2,001
Civilian	850	850
Total	$2,851	$2,851

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Goodwill is not amortized, but rather tested for potential impairment annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The goodwill impairment test is performed at the reporting unit level. There were no impairments of goodwill during the periods presented.
Intangible Assets
Intangible assets, all of which were finite-lived, consisted of the following:

	August 1, 2025			January 31, 2025
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
	(in millions)
Customer relationships	$1,461	$(745)	$716	$1,462	$(688)	$774
Developed technology	10	(5)	5	10	(5)	5
Trade name	—	—	—	1	(1)	—
Total intangible assets	$1,471	$(750)	$721	$1,473	$(694)	$779
Amortization expense related to intangible assets was $29 million and $58 million for the three and six months ended August 1, 2025 and August 2, 2024, respectively. There were no intangible asset impairment losses during the periods presented.
As of August 1, 2025, the estimated future annual amortization expense related to intangible assets is as follows:

Fiscal Year	(in millions)
Remainder of 2026	$57
2027	115
2028	98
2029	97
2030	95
Thereafter	259
Total	$721
Actual amortization expense in future periods could differ from these estimates as a result of future acquisitions, divestitures, impairments, and other factors.
Note 5—Income Taxes:
The Company's effective income tax rate was (17.2)% and (0.4)% for the three and six months ended August 1, 2025, respectively, and 19.6% and 19.3% for the three and six months ended August 2, 2024, respectively. The effective tax rate significantly decreased compared to the same period last year primarily due to a $47 million benefit from an IRS audit settlement subject to final administrative approvals covering fiscal years 2016 through 2019 and decreases in liabilities for uncertain tax positions for the remaining open tax years. Additionally, the Company’s effective tax rate differs from the statutory tax rate primarily due to research and development tax credits and tax benefits from employee share-based compensation.
On July 4, 2025, the One Big Beautiful Bill Act ("the Act") was enacted, introducing several significant changes to U.S. corporate income tax law. One key provision of the Act is the permanent reinstatement of the immediate expensing of U.S. research and development expenditures which the Company expects will result in a cash tax benefit in the current year. Based on the Company's interpretation of the Act, there will be an immaterial increase to the Company's effective tax rate for the year. The Company is awaiting interpretive guidance from the IRS, and therefore the current estimated impacts of the Act are subject to change.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 6—Debt Obligations:
The Company’s debt as of the dates presented was as follows:

	August 1, 2025					January 31, 2025
	Stated interest rate	Effective interest rate	Principal	Unamortized debt issuance costs	Net	Principal	Unamortized debt issuance costs	Net
	(dollars in millions)
Term Loan A Facility due June 2027	5.71%	5.82%	$1,076	$(2)	$1,074	$1,122	$(2)	$1,120
Term Loan B3 Facility due February 2031	6.11%	6.25%	504	(3)	501	506	(3)	503
Senior Notes due April 2028	4.88%	5.11%	400	(3)	397	400	(3)	397
Revolving Credit Facility due June 2027(1)	6.31%	—%	320	—	320	200	—	200
Total debt			$2,300	$(8)	$2,292	$2,228	$(8)	$2,220
Less current portion			448	—	448	313	—	313
Total debt, net of current portion			$1,852	$(8)	$1,844	$1,915	$(8)	$1,907
(1)    The stated interest rate for the Revolving Credit Facility due June 2027 reflects the weighted average interest rate for outstanding borrowings as of August 1, 2025.
As of August 1, 2025, the Company had a $2.6 billion secured credit facility (the Credit Facility) consisting of a Term Loan A Facility due June 2027, a Term Loan B3 Facility due February 2031 (together, the "Term Loan Facilities"), and a $1.0 billion Revolving Credit Facility due June 2027 (the "Revolving Credit Facility").
During the three and six months ended August 1, 2025, the Company made scheduled principal payments of $23 million and $46 million on the Term Loan A Facility due June 2027 and made scheduled principal payments of $1 million and $2 million on the Term Loan B3 Facility due February 2031, respectively.
During the three and six months ended August 1, 2025, the Company borrowed $557 million and $1.3 billion, respectively, and repaid $522 million and $1.2 billion, respectively, under the Revolving Credit Facility. As of August 1, 2025, the outstanding principal under the Revolving Credit Facility was classified as "Debt, current portion" on the condensed consolidated balance sheets. Subsequent to quarter end, the Company repaid $95 million of the outstanding principal under the Revolving Credit Facility. Commitment fees for undrawn amounts under the Revolving Credit Facility range from 0.125% to 0.25% per annum based on the Company’s leverage ratio.
As of August 1, 2025, the Company was in compliance with the covenants under its Credit Facility.
As of August 1, 2025 and January 31, 2025, the carrying value of the Company’s outstanding debt obligations approximated its fair value. The fair value of debt is calculated using Level 2 inputs, based on interest rates available for debt with terms and maturities similar to the Company’s Term Loan Facilities and Senior Notes.
Maturities of debt as of August 1, 2025 are:

Fiscal Year	Total
(in millions)
Remainder of 2026	$385
2027	128
2028	896
2029	406
2030	5
Thereafter	480
Total principal payments	$2,300

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 7—Derivative Instruments Designated as Cash Flow Hedges:
The Company’s derivative instruments designated as cash flow hedges consist of:

					Fair Value of Asset(1) at
	Notional Amount at August 1, 2025	Pay Fixed Rate	Receive Variable Rate	Settlement and Termination	August 1, 2025	January 31, 2025
	(in millions)				(in millions)
Interest rate swaps	$685	2.96%	1-month Term SOFR	Monthly through October 31, 2025	$2	$6
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
See Note 8—Changes in Accumulated Other Comprehensive Income (Loss) by Component for the unrealized change in fair values on cash flow hedges recognized in other comprehensive income (loss) and the amounts reclassified from accumulated other comprehensive income (loss) into earnings for the current and comparative periods presented. The Company estimates that it will reclassify $2 million of unrealized gains from accumulated other comprehensive income into earnings from August 2, 2025 until the interest rate swaps mature on October 31, 2025.

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

	Unrealized Gains (Losses) on Fixed Interest Rate Swap Cash Flow Hedges(1)	Defined Benefit Obligation Adjustment	Total
	(in millions)
Three months ended August 1, 2025
Balance at May 2, 2025	$3	$8	$11
Other comprehensive income before reclassifications	1	—	1
Amounts reclassified from accumulated other comprehensive income	(3)	—	(3)
Income tax impact	—	—	—
Net other comprehensive loss	(2)	—	(2)
Balance at August 1, 2025	$1	$8	$9

Three months ended August 2, 2024
Balance at May 3, 2024	$14	$5	$19
Other comprehensive loss before reclassifications	(6)	—	(6)
Amounts reclassified from accumulated other comprehensive income	(4)	—	(4)
Income tax impact	2	—	2
Net other comprehensive loss	(8)	—	(8)
Balance at August 2, 2024	$6	$5	$11

Six months ended August 1, 2025
Balance at January 31, 2025	$4	$8	$12
Other comprehensive income before reclassifications	1	—	1
Amounts reclassified from accumulated other comprehensive income	(5)	—	(5)
Income tax impact	1	—	1
Net other comprehensive loss	(3)	—	(3)
Balance at August 1, 2025	$1	$8	$9

Six months ended August 2, 2024
Balance at February 2, 2024	$11	$5	$16
Other comprehensive income before reclassifications	2	—	2
Amounts reclassified from accumulated other comprehensive income	(8)	—	(8)
Income tax impact	1	—	1
Net other comprehensive loss	(5)	—	(5)
Balance at August 2, 2024	$6	$5	$11
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
During the three and six months ended August 1, 2025, the Company incurred purchase discount fees of approximately $3 million and $7 million, respectively. During the three and six months ended August 2, 2024, the Company incurred purchase discount fees of $4 million and $7 million, respectively. The purchase discount fees are presented in "Other (income) expense, net" on the condensed consolidated statements of income and are reflected as cash flows from operating activities on the condensed consolidated statements of cash flows.
MARPA Facility activity consisted of the following:

	Six Months Ended
	August 1, 2025	August 2, 2024
	(in millions)
Beginning balance	$164	$205
Sale of receivables	2,443	2,065
Cash collections	(2,342)	(2,095)
Outstanding balance sold to Purchaser(1)	265	175
Cash collected, not remitted to Purchaser(2)	(25)	(31)
Remaining sold receivables	$240	$144
(1)    For the six months ended August 1, 2025, the Company recorded a net increase of $101 million to cash flows from operating activities from sold receivables. For the six months ended August 2, 2024, the Company recorded a net decrease of $30 million to cash flows from operating activities from sold receivables.
(2)    Primarily represents the cash collected on behalf of but not yet remitted to the Purchaser as of August 1, 2025 and August 2, 2024. This balance is included in "Accounts payable" on the condensed consolidated balance sheets.
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The CODM reviews and evaluates segment operating performance using segment "Revenues" and "Adjusted operating income (loss)".. Adjusted operating income is a performance measure that primarily excludes the impact of non-recurring transactions and activities that the Company does not consider to be indicative of its ongoing operating performance. Adjusted operating income is calculated by taking operating income and excluding depreciation and amortization, acquisition, integration, restructuring, and impairment costs, and any other material non-recurring costs. The CODM uses revenues and adjusted operating income to assess the financial performance of each operating segment against pre-established performance targets and to allocate resources for strategic business decisions, including investments in certain products or services, potential acquisitions or divestitures, and capital deployment. Labor base is the significant expense that is regularly provided to the CODM, and primarily includes direct labor on customer contracts.
The segment information for the periods presented was as follows:

	Three Months Ended August 1, 2025
	Defense and Intelligence	Civilian	Corporate	Total SAIC
	(in millions)
Revenues	$1,374	$395	$—	$1,769
Labor base	410	124	—	534
Other operating expenses (income)(1)	840	217	(4)	1,053
Adjusted operating income (loss)	$124	$54	$4	$182

	Three Months Ended August 2, 2024
	Defense and Intelligence	Civilian	Corporate	Total SAIC
	(in millions)
Revenues	$1,415	$403	$—	$1,818
Labor base	403	125	—	528
Other operating expenses (income)(1)	888	232	1	1,121
Adjusted operating income (loss)	$124	$46	$(1)	$169

	Six Months Ended August 1, 2025
	Defense and Intelligence	Civilian	Corporate	Total SAIC
	(in millions)
Revenues	$2,807	$839	$—	$3,646
Labor base	841	257	—	1,098
Other operating expenses (income)(1)	1,727	476	5	2,208
Adjusted operating income (loss)	$239	$106	$(5)	$340

	Six Months Ended August 2, 2024
	Defense and Intelligence	Civilian	Corporate	Total SAIC
	(in millions)
Revenues	$2,851	$814	$—	$3,665
Labor base	832	254	—	1,086
Other operating expenses (income)(1)	1,771	468	6	2,245
Adjusted operating income (loss)	$248	$92	$(6)	$334
(1)    "Other operating expenses (income)" includes cost of revenues, selling, general and administrative expenses, and other operating income or expenses which are not regularly provided to the CODM. This excludes labor base which is presented separately.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The table below includes a reconciliation of total "Adjusted operating income" to "Income before income taxes" for the three and six months ended August 1, 2025 and August 2, 2024.

	Three Months Ended		Six Months Ended
	August 1, 2025	August 2, 2024	August 1, 2025	August 2, 2024
	(in millions)
Adjusted operating income	$182	$169	$340	$334
Depreciation of property, plant, and equipment	6	5	13	11
Amortization of intangible assets	29	29	58	58
Acquisition, integration, restructuring and impairment costs	1	2	4	2
Recovery of acquisition, integration, restructuring and impairment costs(1)	—	(1)	(2)	(2)
Costs related to the settlement of federal tax audits	7	—	7	—
Interest expense, net	31	31	61	65
Other (income) expense, net	—	3	5	5
Income before income taxes	$108	$100	$194	$195
(1)    Adjustment reflects the portion of acquisition, integration, restructuring and impairment costs recovered through the Company's indirect rates in accordance with U.S. government Cost Accounting Standards.
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
In June 2017, the Company filed a patent infringement complaint in the United States Court of Federal Claims against the United States and three other parties, alleging infringement of the Company’s Enhanced Rapid Engagement and Vision in Ambient Lighting patents. In July 2025, the Company executed a favorable settlement agreement with all parties. As part of the settlement, the Company recovered $15 million and recognized $9 million as a recovery for costs previously incurred within "Selling, general and administrative expenses" within the Company’s condensed consolidated statements of income during the second quarter of fiscal 2026. In addition, the Company recognized $6 million of costs that was contingent on the settlement of the patent infringement matter.
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
As of August 1, 2025, the Company believes it has adequately reserved for estimated net amounts to be refunded to customers for potential adjustments for indirect cost audits and compliance with U.S. government Cost Accounting Standards.
Letters of Credit and Surety Bonds
The Company has outstanding obligations relating to letters of credit of $8 million as of August 1, 2025, principally related to guarantees on insurance policies. The Company also has outstanding obligations relating to surety bonds of $19 million, principally related to performance and payment bonds on the Company’s contracts.

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
Economic Opportunities, Challenges, and Risks
During the three and six months ended August 1, 2025, we generated 98% of our revenues from contracts with the U.S. government, including subcontracts on which we perform. Our business performance is affected by the overall level of U.S. government spending and the alignment of our offerings and capabilities with the budget priorities of the U.S. government. In March 2025, the President signed a continuing resolution ("CR") that extends government funding through the close of government fiscal year ("GFY") 2025. The measure provides budget certainty for agencies through September 30, 2025. The CR also provides flexibility for new starts on programs at the DoD, which are typically not allowed under CRs.
In July 2025, Congress passed a budget reconciliation package that will add approximately $150 billion in new non-border defense spending, and $175 billion in new border security and enforcement spending, among other provisions. This funding is available to agencies immediately, and can be used through GFY 2029. Portions of this new funding will increase spending in areas addressable to us, including new investments in Naval operations and border surveillance. The measure also extended and expanded key tax provisions that will positively impact our Company.
To avoid a government shutdown starting October 1, 2025, Congress will need to pass, and the President will need to sign, additional appropriations. Failure to pass full-year appropriations or a CR by September 30, 2025 could result in an interruption in government funding that could impact many of our contracts.
As part of the budget reconciliation package signed into law in July 2025, the federal debt limit was increased by $5 trillion. This is expected to extend protection from a potential government default until at least the end of calendar year 2026.
The U.S. government administration is putting in place a number of executive orders and actions which could affect our business. In addition, the Department of Government Efficiency is driving changes in the structure and priorities of Federal agencies. Agencies are conducting comprehensive reviews of existing and new contracting activity to identify potential efficiencies or nonalignment with new Administration priorities. Our contracts have been, and will continue to be, subject to these reviews. We have not experienced a material financial statement impact from recent executive orders or program cancellations across the government. However, ongoing reductions in personnel, changes in agency alignment, required reviews of new contracting activity, decreases or delays in new or existing contract awards and in government spending on the types of programs that we support, and terminations or stop-work-orders and delay in funding on government contracts on which we are currently performing could adversely affect our future revenues, cash flows and profitability.
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
Spending packages, including the infrastructure bill, Inflation Reduction Act, and CHIPS and Science Act, as well as future potential spending packages, may provide additional opportunity in areas of our focus such as digital modernization, cyber, microelectronics support, and climate resiliency.

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
The primary financial measures used to evaluate our consolidated results of operations include revenues, operating income, adjusted operating income(1), adjusted EBITDA(1), and operating cash flows. Given that revenues fluctuate on our contract portfolio over time due to contract awards and completions, changes in customer requirements, and increases or decreases in ordering volume of materials, we evaluate significant trends and fluctuations resulting from these factors. Whether performed by our employees or by our subcontractors, we primarily provide services and, as a result, our cost of revenues are predominantly variable. We also analyze our cost mix (labor, subcontractor and materials) in order to understand operating margin because programs with a higher proportion of SAIC labor are generally more profitable. Changes in cost of revenues as a percentage of revenues other than from revenue volume or cost mix are normally driven by fluctuations in shared or corporate costs, or cumulative revenue adjustments due to changes in estimates.
Changes in operating cash flows are described with regard to changes in cash generated through the provision of services, significant drivers of fluctuations in assets or liabilities and the impacts of changes in timing of cash receipts or disbursements.
(1) Non-GAAP measure, see "Non-GAAP Measures" section below for additional information about this measure.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
Condensed Consolidated Results of Operations
The following table summarizes our condensed consolidated results of operations:

	Three Months Ended			Six Months Ended
	August 1, 2025	Percent change	August 2, 2024	August 1, 2025	Percent change	August 2, 2024
	(dollars in millions)
Revenues	$1,769	(3%)	$1,818	$3,646	(1%)	$3,665
Cost of revenues	1,554	(3%)	1,608	3,222	(1%)	3,242
As a percentage of revenues	87.8%		88.4%	88.4%		88.5%
Selling, general and administrative expenses	75	(3%)	77	164	1%	162
Other operating (income) expense	1	(200%)	(1)	—	(100%)	(4)
Operating income	139	4%	134	260	(2%)	265
As a percentage of revenues	7.9%		7.4%	7.1%		7.2%
Income tax (expense) benefit	19	(200%)	(19)	1	(103%)	(37)
Net income	$127	57%	$81	$195	23%	$158
Revenues. Revenues decreased $49 million for the three months ended August 1, 2025 as compared to the same period in the prior year primarily due to contract completions and ramp down in volume on existing contracts, partially offset by new contracts.
Revenues decreased $19 million for the six months ended August 1, 2025 as compared to the same period in the prior year primarily due to due to contract completions, partially offset by ramp up in volume on existing and new contracts.
Operating Income. Operating income as a percentage of revenues for the three months ended August 1, 2025 increased from the comparable prior year period primarily due to improved profitability across our contract portfolio and a recovery of costs from the settlement of a patent infringement matter (see Note 11—Legal Proceedings and Other Commitments and Contingencies for additional information), partially offset by costs related to the settlement of federal tax audits and the indirect rates impact of state taxes related to the One Big Beautiful Bill Act ("the Act").
Operating income as a percentage of revenues for the six months ended August 1, 2025 decreased from the comparable prior year period primarily due to costs related to the settlement of federal tax audits and the indirect rates impact of state taxes related to the Act, partially offset by a recovery of costs from the settlement of a patent infringement matter.
Income Taxes. Our effective income tax rate was (17.2)% and (0.4)% for the three and six months ended August 1, 2025 and 19.6% and 19.3% for the three and six months ended August 2, 2024, respectively. The effective tax rate significantly decreased compared to the same period last year primarily due to a $47 million benefit from an IRS audit settlement subject to final administrative approvals covering fiscal years 2016 through 2019 and decreases in liabilities for uncertain tax positions for the remaining open tax years. Additionally, our effective tax rate differs from the statutory tax rate primarily due to research and development tax credits and tax benefits from employee share-based compensation.
On July 4, 2025, the Act was enacted, introducing several significant changes to U.S. corporate income tax law. One key provision of the Act is the permanent reinstatement of the immediate expensing of U.S. research and development expenditures. Based on our interpretation, the Act results in an increase to our income taxes receivable with an offsetting decrease to our deferred tax assets and an immaterial increase to our effective tax rate for the year. These changes are reflected in our current period effective tax rate. We are awaiting interpretive guidance from the IRS, and therefore the current estimated impacts of the Act are subject to change.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
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
Segment and Corporate Results
The primary financial performance measures we use to manage our reportable segments and monitor results of operations are revenues and adjusted operating income. Adjusted operating income is calculated by taking operating income and excluding depreciation and amortization, acquisition, integration, restructuring, and impairment costs, and any other material non-recurring costs.
The following tables summarize our results of operations by reportable segment:

Defense and Intelligence	Three Months Ended			Six Months Ended
	August 1, 2025	Percent change	August 2, 2024	August 1, 2025	Percent change	August 2, 2024
	(dollars in millions)
Revenues	$1,374	(3%)	$1,415	$2,807	(2%)	$2,851
Adjusted operating income	$124	—%	$124	$239	(4%)	$248
As a percentage of revenues	9.0%		8.8%	8.5%		8.7%
Revenues: Revenues decreased $41 million for the three months ended August 1, 2025 as compared to the same period in the prior year primarily due to contract completions and ramp down in volume on existing contracts, partially offset by new contracts.
Revenues decreased $44 million for the six months ended August 1, 2025 as compared to the same period in the prior year primarily due to contract completions, partially offset by ramp up in volume on existing and new contracts.
Adjusted operating income: Adjusted operating income as a percentage of revenues for the three months ended August 1, 2025 increased compared to the comparable prior year period primarily due to timing and volume mix in our contract portfolio.
Adjusted operating income as a percentage of revenues for the six months ended August 1, 2025 decreased from the comparable prior year period primarily due to timing and volume mix in our contract portfolio.

Civilian	Three Months Ended			Six Months Ended
	August 1, 2025	Percent change	August 2, 2024	August 1, 2025	Percent change	August 2, 2024
	(dollars in millions)
Revenues	$395	(2%)	$403	$839	3%	$814
Adjusted operating income	$54	17%	$46	$106	15%	$92
As a percentage of revenues	13.7%		11.4%	12.6%		11.3%
Revenues: Revenues decreased $8 million for the three months ended August 1, 2025 as compared to the same period in the prior year primarily due to contract completions and ramp down in volume on existing contracts.
Revenues increased $25 million for the six months ended August 1, 2025 as compared to the same period in the prior year primarily due to ramp up in volume on existing contracts, partially offset by contract completions.
Adjusted operating income: Adjusted operating income as a percentage of revenues for the three and six months ended August 1, 2025 increased from the comparable prior year period due to improved profitability across our contract portfolio.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Corporate	Three Months Ended			Six Months Ended
	August 1, 2025	Percent change	August 2, 2024	August 1, 2025	Percent change	August 2, 2024
	(dollars in millions)
Adjusted operating income (loss)	$4	(500%)	$(1)	$(5)	(17%)	$(6)
Adjusted operating income (loss): Adjusted operating income was $4 million for the three months ended August 1, 2025 compared to an adjusted operating loss of $1 million during the same period in the prior year primarily due to a recovery of costs from the settlement of a patent infringement matter, partially offset by higher other selling, general and administrative expenses.
Adjusted operating loss decreased $1 million for the six months ended August 1, 2025 as compared to the same period in the prior year primarily due to a recovery of costs from the settlement of a patent infringement matter, partially offset by higher other selling, general and administrative expenses.
Non-GAAP Measures
Consolidated adjusted operating income, earnings before interest, taxes, depreciation and amortization ("EBITDA"), and adjusted EBITDA are non-GAAP financial measures. While we believe that these non-GAAP financial measures are also useful for management and investors in evaluating our financial information, they should be considered as supplemental in nature and not as a substitute for financial information prepared in accordance with GAAP. Reconciliations, definitions, and how we believe these measures are useful to management and investors are provided below. Other companies may define similar measures differently.
Adjusted operating income. Adjusted operating income is a performance measure that primarily excludes the impact of non-recurring transactions and activities that we do not consider to be indicative of our ongoing operating performance. Adjusted operating income is calculated by taking operating income and excluding depreciation and amortization, acquisition, integration, restructuring, and impairment costs, and any other material non-recurring costs. Acquisition, integration, restructuring and impairment costs represent costs incurred related to acquisitions, the reorganization, facilities optimization efforts, and impairments of long-lived assets, along with associated depreciation. Recovery of acquisition, integration, restructuring and impairment costs represents costs recovered through our indirect rates in accordance with Cost Accounting Standards. Depreciation of property, plant, and equipment relates to property, plant, and equipment specifically identifiable for each segment. Adjusted operating income also excludes amortization of intangible assets because we do not have a history of significant acquisition activity, we do not acquire businesses on a predictable cycle, and the amount of an acquisition's purchase price allocated to intangible assets and the related amortization term are unique to each acquisition. Costs related to the settlement of federal tax audits represent costs related to the IRS audit settlement for fiscal years 2016 through 2019. We believe that these performance measures provide management and investors with useful information in assessing trends in our ongoing operating performance and may provide greater visibility in understanding our long-term financial performance.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
Adjusted operating income for the periods presented were calculated as follows:

	Three Months Ended		Six Months Ended
	August 1, 2025	August 2, 2024	August 1, 2025	August 2, 2024
	(dollars in millions)
Revenues	$1,769	$1,818	$3,646	$3,665
Operating income	$139	$134	$260	$265
Operating income as a percentage of revenues	7.9%	7.4%	7.1%	7.2%
Depreciation of property, plant and equipment	6	5	13	11
Amortization of intangible assets	29	29	58	58
Acquisition, integration, restructuring and impairment costs	1	2	4	2
Recovery of acquisition, integration, restructuring and impairment costs(1)	—	(1)	(2)	(2)
Costs related to the settlement of federal tax audits	7	—	7	—
Adjusted operating income	$182	$169	$340	$334
Adjusted operating income as a percentage of revenues	10.3%	9.3%	9.3%	9.1%
(1)    Adjustment reflects the portion of acquisition, integration, restructuring and impairment costs recovered through our indirect rates in accordance with U.S. government Cost Accounting Standards.
EBITDA and Adjusted EBITDA. The performance measure EBITDA is calculated by taking net income and excluding interest and loss on sale of receivables, provision for income taxes, and depreciation and amortization. Adjusted EBITDA is a performance measure that excludes the impact of non-recurring transactions and activities that we do not consider to be indicative of our ongoing operating performance. Adjusted EBITDA is calculated by taking EBITDA and excluding acquisition, integration, restructuring and impairment costs, and any other material non-recurring costs. Acquisition, integration, restructuring and impairment costs represent costs incurred related to acquisitions, the reorganization, facilities optimization efforts, and impairments of long-lived assets, along with associated depreciation. Recovery of acquisition, integration, restructuring and impairment costs represents costs recovered through our indirect rates in accordance with Cost Accounting Standards. Costs related to the settlement of federal tax audits represent costs related to the IRS audit settlement for fiscal years 2016 through 2019.
We believe that EBITDA and adjusted EBITDA provide management and investors with useful information in assessing trends in our ongoing operating performance and may provide greater visibility in understanding our long-term financial performance.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
EBITDA and adjusted EBITDA for the periods presented were calculated as follows:

	Three Months Ended		Six Months Ended
	August 1, 2025	August 2, 2024	August 1, 2025	August 2, 2024
	(dollars in millions)
Revenues	$1,769	$1,818	$3,646	$3,665
Net income	$127	$81	$195	$158
Interest expense, net and loss on sale of receivables	34	35	68	72
Income tax expense (benefit)	(19)	19	(1)	37
Depreciation and amortization	35	34	71	69
EBITDA	177	169	333	336
EBITDA as a percentage of revenues	10.0%	9.3%	9.1%	9.2%
Acquisition, integration, restructuring and impairment costs	1	2	4	2
Recovery of acquisition, integration, restructuring and impairment costs(1)	—	(1)	(2)	(2)
Costs related to the settlement of federal tax audits	7	—	7	—
Adjusted EBITDA	$185	$170	$342	$336
Adjusted EBITDA as a percentage of revenues	10.5%	9.4%	9.4%	9.2%
(1)    Adjustment reflects the portion of acquisition, integration, restructuring and impairment costs recovered through our indirect rates in accordance with U.S. government Cost Accounting Standards.

Adjusted operating income and adjusted EBITDA as a percentage of revenues for the three months ended August 1, 2025 increased compared to the same period in the prior year primarily due to improved profitability across our contract portfolio and a recovery of costs from the settlement of a patent infringement matter, partially offset by the indirect rates impact of state taxes related to the Act.
Adjusted operating income and adjusted EBITDA as a percentage of revenues for the six months ended August 1, 2025 increased compared to the same period in the prior year primarily due to a recovery of costs from the settlement of a patent infringement matter, partially offset by the indirect rates impact of state taxes related to the Act.
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
The estimated value of our total backlog as of the dates presented was:

	August 1, 2025			January 31, 2025
	Defense and Intelligence	Civilian	Total SAIC	Defense and Intelligence	Civilian	Total SAIC
	(in millions)
Funded backlog	$2,646	$948	$3,594	$2,599	$845	$3,444
Negotiated unfunded backlog	15,994	3,584	19,578	15,341	3,072	18,413
Total backlog	$18,640	$4,532	$23,172	$17,940	$3,917	$21,857
We had net bookings worth an estimated $2.6 billion and $5.0 billion during the three and six months ended August 1, 2025.
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

	Three Months Ended
	August 1, 2025			August 2, 2024
	Defense and Intelligence	Civilian	Total SAIC	Defense and Intelligence	Civilian	Total SAIC
Cost reimbursement	79%	3%	63%	77%	5%	61%
Time and materials ("T&M")	9%	70%	22%	11%	66%	23%
Firm-fixed price ("FFP")	12%	27%	15%	12%	29%	16%
Total	100%	100%	100%	100%	100%	100%

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

	Six Months Ended
	August 1, 2025			August 2, 2024
	Defense and Intelligence	Civilian	Total SAIC	Defense and Intelligence	Civilian	Total SAIC
Cost reimbursement	79%	4%	62%	78%	5%	62%
Time and materials ("T&M")	9%	68%	23%	11%	65%	23%
Firm-fixed price ("FFP")	12%	28%	15%	11%	30%	15%
Total	100%	100%	100%	100%	100%	100%
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

	Three Months Ended
	August 1, 2025			August 2, 2024
	Defense and Intelligence	Civilian	Total SAIC	Defense and Intelligence	Civilian	Total SAIC
Labor-related cost of revenues	59%	61%	59%	56%	59%	56%
Subcontractor-related cost of revenues	29%	31%	30%	29%	33%	30%
Other materials-related cost of revenues	12%	8%	11%	15%	8%	14%
Total	100%	100%	100%	100%	100%	100%

	Six Months Ended
	August 1, 2025			August 2, 2024
	Defense and Intelligence	Civilian	Total SAIC	Defense and Intelligence	Civilian	Total SAIC
Labor-related cost of revenues	59%	59%	59%	57%	59%	57%
Subcontractor-related cost of revenues	29%	32%	30%	29%	32%	30%
Other materials-related cost of revenues	12%	9%	11%	14%	9%	13%
Total	100%	100%	100%	100%	100%	100%
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
Historical Cash Flow Trends
The following table summarizes our cash flows:

	Six Months Ended
	August 1, 2025	August 2, 2024
	(in millions)
Net cash provided by operating activities	$222	$236
Net cash used in investing activities	(22)	(16)
Net cash used in financing activities	(208)	(267)
Net decrease in cash, cash equivalents and restricted cash	$(8)	$(47)
Net Cash Provided by Operating Activities. Cash flows provided by operating activities for the six months ended August 1, 2025 decreased $14 million compared to the prior year primarily due to timing of customer collections and vendor payments, partially offset by higher cash provided by the Master Accounts Receivable Purchase Agreement ("MARPA Facility") (see Note 9—Sales of Receivables to the condensed consolidated financial statements contained within this report for additional information), lower incentive-based compensation payments in the current year and other changes in working capital.
Net Cash Used in Investing Activities. Cash used in investing activities for the six months ended August 1, 2025 increased $6 million compared to the prior year primarily due to higher contributions to investments in the current year.
Net Cash Used in Financing Activities. Cash used in financing activities for the six months ended August 1, 2025 decreased $59 million compared to the prior year period primarily due to lower plan share repurchases and higher proceeds from borrowings, net of principal payments in the current year.
Critical Accounting Policies and Estimates
There have been no changes to our critical accounting policies and estimates during the six months ended August 1, 2025 from those disclosed in our most recently filed Annual Report on Form 10-K.
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
Item 4. Controls and Procedures
Our management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) and have concluded that as of August 1, 2025 these controls and procedures were operating and effective.
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
The following table presents repurchases of our common stock during the three months ended August 1, 2025:

Period(1)	Total Number of Shares (or Units) Purchased(2)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(3)(4)
May 3, 2025 - June 6, 2025	402,627	$114.26	401,691	9,141,995
June 7, 2025 - July 4, 2025	284,578	107.06	284,578	7,862,785
July 5, 2025 - August 1, 2025	263,635	114.20	262,813	8,149,159
Total	950,840	$112.09	949,082

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
(3)In December 2024, our Board of Directors authorized the repurchase of up to $1.2 billion of our outstanding common stock under our existing share repurchase plan. As of August 1, 2025, we have repurchased approximately 26.6 million shares of common stock under the program for approximately $2.3 billion, which included amounts previously authorized under the plan prior to December 2024.
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
Item 5. Other Information
During the three months ended August 1, 2025, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as such terms are defined in Item 408 of Regulation S-K.

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
Date: September 4, 2025

Science Applications International Corporation

/s/ Prabu Natarajan
Prabu Natarajan Executive Vice President and Chief Financial Officer