Form 10-Q
period 2025-10-31
Science Applications International Corp
filed 2025-12-04
CIK 1571123

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares issued and outstanding of the registrant’s common stock as of November 21, 2025 was as follows:
45,127,414 shares of common stock ($.0001 par value per share)

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
FORM 10-Q

-i-

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	October 31, 2025	November 1, 2024	October 31, 2025	November 1, 2024
	(in millions, except per share amounts)
Revenues	$1,866	$1,976	$5,512	$5,641
Cost of revenues	1,639	1,739	4,861	4,981
Selling, general and administrative expenses	101	83	265	245
Other operating (income) expense	(2)	(6)	(2)	(10)
Operating income	128	160	388	425
Interest expense, net	33	32	94	97
Other (income) expense, net	1	2	6	7
Income before income taxes	94	126	288	321
Income tax (expense) benefit	(16)	(20)	(15)	(57)
Net income	$78	$106	$273	$264
Earnings per share:
Basic	$1.70	$2.15	$5.85	$5.22
Diluted	$1.69	$2.13	$5.82	$5.17

See accompanying notes to condensed consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	October 31, 2025	November 1, 2024	October 31, 2025	November 1, 2024
	(in millions)
Net income	$78	$106	$273	$264
Other comprehensive (loss) income, net of tax:
Net unrealized (loss) gain on derivative instruments	(1)	(1)	(4)	(6)
Total other comprehensive (loss) income, net of tax	(1)	(1)	(4)	(6)
Comprehensive income	$77	$105	$269	$258

See accompanying notes to condensed consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	October 31, 2025	January 31, 2025
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$45	$56
Receivables, net	1,045	1,000
Prepaid expenses	145	78
Other current assets	22	20
Total current assets	1,257	1,154
Goodwill	2,960	2,851
Intangible assets, net	779	779
Property, plant, and equipment (net of accumulated depreciation of $212 million and $200 million at October 31, 2025 and January 31, 2025, respectively)	108	104
Operating lease right of use assets	162	164
Other assets	157	194
Total assets	$5,423	$5,246

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$627	$631
Accrued payroll and employee benefits	308	339
Other accrued liabilities	103	113
Debt, current portion	12	313
Total current liabilities	1,050	1,396
Debt, net of current portion	2,475	1,907
Operating lease liabilities	159	173
Deferred income taxes	124	24
Other long-term liabilities	103	169
Commitments and contingencies (Note 12)
Equity:
Common stock, $0.0001 par value, 1 billion shares authorized, 45 million and 48 million shares issued and outstanding as of October 31, 2025 and January 31, 2025, respectively	—	—
Additional paid-in capital	—	—
Retained earnings	1,504	1,565
Accumulated other comprehensive income	8	12
Total stockholders' equity	1,512	1,577
Total liabilities and stockholders' equity	$5,423	$5,246

See accompanying notes to condensed consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

	Shares of common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total
	(in millions)
Balance at August 1, 2025	46	$—	$1,508	$9	$1,517
Net income	—	—	78	—	78
Issuances of stock	—	4	—	—	4
Other comprehensive loss, net of tax	—	—	—	(1)	(1)
Cash dividends of $0.37 per share	—	—	(17)	—	(17)
Stock-based compensation, net of shares withheld for taxes(1)	—	26	—	—	26
Repurchases of stock	(1)	(30)	(65)	—	(95)
Balance at October 31, 2025	45	$—	$1,504	$8	$1,512

Balance at January 31, 2025	48	$—	$1,565	$12	$1,577
Net income	—	—	273	—	273
Issuances of stock	—	16	—	—	16
Other comprehensive loss, net of tax	—	—	—	(4)	(4)
Cash dividends of $1.11 per share	—	—	(53)	—	(53)
Stock-based compensation, net of shares withheld for taxes(1)	—	32	—	—	32
Repurchases of stock	(3)	(48)	(281)	—	(329)
Balance at October 31, 2025	45	$—	$1,504	$8	$1,512

Balance at August 2, 2024	50	$63	$1,551	$11	$1,625
Net income	—	—	106	—	106
Issuances of stock	—	5	—	—	5
Other comprehensive loss, net of tax	—	—	—	(1)	(1)
Cash dividends of $0.37 per share	—	—	(18)	—	(18)
Stock-based compensation, net of shares withheld for taxes(1)	—	11	—	—	11
Repurchases of stock	(1)	(79)	(37)	—	(116)
Balance at November 1, 2024	49	$—	$1,602	$10	$1,612

Balance at February 2, 2024	52	$337	$1,432	$16	$1,785
Net income	—	—	264	—	264
Issuances of stock	—	14	—	—	14
Other comprehensive loss, net of tax	—	—	—	(6)	(6)
Cash dividends of $1.11 per share	—	—	(57)	—	(57)
Stock-based compensation, net of shares withheld for taxes(1)	—	13	—	—	13
Repurchases of stock	(3)	(364)	(37)	—	(401)
Balance at November 1, 2024	49	$—	$1,602	$10	$1,612
(1)    During the three months ended October 31, 2025, there were no shares withheld for taxes related to stock-based compensation arrangements. During the three months ended November 1, 2024, shares withheld for taxes related to stock-based compensation arrangements amounted to $2 million. During the nine months ended October 31, 2025 and November 1, 2024, shares withheld for taxes related to stock-based compensation arrangements amounted to $19 million and $25 million, respectively.

See accompanying notes to condensed consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	October 31, 2025	November 1, 2024
	(in millions)
Cash flows from operating activities:
Net income	$273	$264
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	109	104
Stock-based compensation expense	51	38
Deferred income taxes	101	(15)
Gain on sale of equity method investments	—	(5)
Other	(4)	(4)
Increase (decrease) resulting from changes in operating assets and liabilities, net of the effect of acquisitions:
Receivables	(31)	(108)
Prepaid expenses and other current assets	(68)	31
Accounts payable and other accrued liabilities	(22)	119
Accrued payroll and employee benefits	(36)	(59)
Operating lease assets and liabilities, net	(5)	(7)
Other assets and other long-term liabilities, net	(17)	21
Net cash provided by operating activities	351	379
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(203)	—
Expenditures for property, plant, and equipment	(24)	(21)
Purchases of marketable securities	(5)	(11)
Sales of marketable securities	5	10
Proceeds from sale of equity method investments	—	10
Contributions to investments	(10)	(3)
Net cash used in investing activities	(237)	(15)
Cash flows from financing activities:
Proceeds from borrowings	2,745	1,114
Principal payments on borrowings	(2,473)	(1,056)
Stock repurchased and retired or withheld for taxes on equity awards	(347)	(425)
Dividend payments to stockholders	(53)	(57)
Issuances of stock	16	14
Debt issuance costs	(9)	—
Other	(4)	(3)
Net cash used in financing activities	(125)	(413)
Net decrease in cash, cash equivalents and restricted cash	(11)	(49)
Cash, cash equivalents and restricted cash at beginning of period	64	103
Cash, cash equivalents and restricted cash at end of period	$53	$54

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
The Defense and Intelligence segment provides a diverse portfolio of national security solutions to the Department of War ("DoW", formerly referred to as the Department of Defense) and Intelligence Community of the United States Government.
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
Marketable Securities
Investments in marketable securities consist of equity securities, which are recorded at fair value using observable inputs such as quoted prices in active markets (Level 1). As of October 31, 2025 and January 31, 2025, the fair value of the Company's investments totaled $39 million and $36 million, respectively, and are included in "Other assets" on the condensed consolidated balance sheets. The Company's investments are primarily held in a custodial account, which includes investments to fund its deferred compensation plan liabilities.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported on the condensed consolidated balance sheets for the periods presented:

	October 31, 2025	January 31, 2025
	(in millions)
Cash and cash equivalents	$45	$56
Restricted cash included in other current assets	3	3
Restricted cash included in other assets	5	5
Cash, cash equivalents and restricted cash	$53	$64
Accounting Standards Updates
Accounting Standards Updates Recently Adopted
In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. Amongst other amendments, the standard requires annual and interim disclosures of significant segment expenses that are regularly provided to the chief operating decision maker ("CODM"), and interim disclosures about a reportable segment’s profit or loss and assets that are currently required annually. This standard does not change how an entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. The standard was effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted the annual disclosure requirements in fiscal 2025 and adopted the interim disclosure requirements in fiscal 2026. See Note 11—Business Segments Information for additional information.
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
In September 2025, the FASB issued ASU No. 2025-06, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The standard modernizes the accounting for internal-use software costs by removing all references to project stages and defining a probable-to-complete threshold to begin capitalizing costs. The standard also clarifies the disclosure requirements for capitalized internal-use software costs. The standard is effective for annual reporting periods, including interim reporting periods within those annual reporting periods, beginning after December 15, 2027. The amendment can

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

be applied prospectively, retrospectively, or on a modified transition approach. Early adoption is permitted. The Company is currently evaluating the impact of adoption of this standard on its consolidated financial statements and related disclosures.
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
The following table provides a reconciliation of the weighted-average number of shares outstanding used to compute basic and diluted EPS for the periods presented:

	Three Months Ended		Nine Months Ended
	October 31, 2025	November 1, 2024	October 31, 2025	November 1, 2024
	(in millions)
Basic weighted-average number of shares outstanding	45.9	49.4	46.7	50.6
Dilutive common share equivalents - stock options and other stock-based awards	0.2	0.4	0.2	0.5
Diluted weighted-average number of shares outstanding	46.1	49.8	46.9	51.1
Antidilutive stock awards excluded from the weighted-average number of shares outstanding used to compute diluted EPS for the three and nine months ended October 31, 2025 and November 1, 2024 were immaterial.
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
During the nine months ended October 31, 2025, the Company repurchased approximately 3.0 million shares of its common stock from the open market under its existing share repurchase plan for approximately $325 million. As of October 31, 2025, the Company has repurchased approximately 27.5 million shares of its common stock under the plan for approximately $2.4 billion.
Dividends
The Company declared and paid a quarterly dividend of $0.37 per share of its common stock during the three months ended October 31, 2025.
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
Aggregate net changes in estimates on contracts accounted for using the cost-to-cost method of accounting were recognized in operating income as follows:

	Three Months Ended		Nine Months Ended
	October 31, 2025	November 1, 2024	October 31, 2025	November 1, 2024
	(in millions, except per share amounts)
Net favorable (unfavorable) adjustments	$4	$15	$7	$15
Net favorable (unfavorable) adjustments, after tax	4	13	7	12
Diluted EPS impact	$0.09	$0.26	$0.15	$0.23
Revenues were $8 million and $15 million higher for the three and nine months ended October 31, 2025, respectively, and $13 million and $14 million higher for the three and nine months ended November 1, 2024, respectively, due to net revenue recognized from performance obligations satisfied in prior periods.
Disaggregation of Revenues
The Company's revenues are generated primarily from long-term contracts with the U.S. government including subcontracts with other contractors engaged in work for the U.S. government. The Company disaggregates revenues by customer, contract type and prime versus subcontractor to the federal government for each of its reportable segments.
Disaggregated revenues by customer were as follows:

	Three Months Ended
	October 31, 2025			November 1, 2024
	Defense and Intelligence	Civilian	Total SAIC	Defense and Intelligence	Civilian	Total SAIC
	(in millions)
Department of War	$970	$2	$972	$992	$13	$1,005
Intelligence and other federal government agencies	462	387	849	517	413	930
Commercial, state and local governments and international	7	38	45	6	35	41
Total	$1,439	$427	$1,866	$1,515	$461	$1,976

	Nine Months Ended
	October 31, 2025			November 1, 2024
	Defense and Intelligence	Civilian	Total SAIC	Defense and Intelligence	Civilian	Total SAIC
	(in millions)
Department of War	$2,872	$7	$2,879	$2,916	$15	$2,931
Intelligence and other federal government agencies	1,351	1,155	2,506	1,430	1,158	2,588
Commercial, state and local governments and international	23	104	127	20	102	122
Total	$4,246	$1,266	$5,512	$4,366	$1,275	$5,641

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Disaggregated revenues by contract type were as follows:

	Three Months Ended
	October 31, 2025			November 1, 2024
	Defense and Intelligence	Civilian	Total SAIC	Defense and Intelligence	Civilian	Total SAIC
	(in millions)
Cost reimbursement	$1,148	$15	$1,163	$1,245	$28	$1,273
Time and materials ("T&M")	129	288	417	119	287	406
Firm-fixed price ("FFP")	162	124	286	151	146	297
Total	$1,439	$427	$1,866	$1,515	$461	$1,976

	Nine Months Ended
	October 31, 2025			November 1, 2024
	Defense and Intelligence	Civilian	Total SAIC	Defense and Intelligence	Civilian	Total SAIC
	(in millions)
Cost reimbursement	$3,375	$48	$3,423	$3,464	$69	$3,533
Time and materials ("T&M")	387	856	1,243	430	819	1,249
Firm-fixed price ("FFP")	484	362	846	472	387	859
Total	$4,246	$1,266	$5,512	$4,366	$1,275	$5,641
Disaggregated revenues by prime versus subcontractor were as follows:

	Three Months Ended
	October 31, 2025			November 1, 2024
	Defense and Intelligence	Civilian	Total SAIC	Defense and Intelligence	Civilian	Total SAIC
	(in millions)
Prime contractor to federal government	$1,316	$352	$1,668	$1,384	$385	$1,769
Subcontractor to federal government	116	37	153	125	41	166
Other	7	38	45	6	35	41
Total	$1,439	$427	$1,866	$1,515	$461	$1,976

	Nine Months Ended
	October 31, 2025			November 1, 2024
	Defense and Intelligence	Civilian	Total SAIC	Defense and Intelligence	Civilian	Total SAIC
	(in millions)
Prime contractor to federal government	$3,854	$1,053	$4,907	$3,976	$1,062	$5,038
Subcontractor to federal government	369	109	478	370	111	481
Other	23	104	127	20	102	122
Total	$4,246	$1,266	$5,512	$4,366	$1,275	$5,641

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Contract Balances
Contract balances for the periods presented were as follows:

	Balance Sheet line item	October 31, 2025	January 31, 2025
		(in millions)
Billed and billable receivables, net(1)	Receivables, net	$554	$526
Contract assets - unbillable receivables	Receivables, net	491	474
Contract assets - unbillable receivables	Other assets	16	29
Contract assets - contract retentions	Other assets	16	15
Contract liabilities - current	Other accrued liabilities	24	38
Contract liabilities - non-current	Other long-term liabilities	1	—
(1)    Net of allowance of $3 million as of October 31, 2025 and January 31, 2025.
During the three and nine months ended October 31, 2025, the Company recognized revenues of $2 million and $27 million, respectively, relating to amounts that were included in the opening balance of contract liabilities as of January 31, 2025. During the three and nine months ended November 1, 2024, the Company recognized revenues of $3 million and $33 million, respectively, relating to amounts that were included in the opening balance of contract liabilities as of February 2, 2024.
Remaining Performance Obligations
Remaining performance obligations ("RPO") represent the transaction price of exercised contracts (both funded and unfunded) less inception to date revenue recognized. RPO does not include unexercised option periods and future task orders expected to be awarded under IDIQ contracts. As of October 31, 2025, the Company had approximately $6.5 billion of RPO. The Company expects to recognize revenue on approximately 80% of the RPO over the next 12 months and approximately 89% over the next 24 months, with the remaining recognized thereafter.
Note 4—Acquisitions:
Acquisition of SilverEdge Government Solutions (“SilverEdge”)
On October 15, 2025, the Company acquired SilverEdge, an innovative provider of mission-driven technology solutions and products, for a preliminary purchase price of $203 million, net of $6 million cash acquired, subject to post-closing adjustments. The acquisition advances the Company's strategy to provide mission focused, IP-based solutions and commercial products to its customers. The Company funded the transaction from increased borrowings (see Note 7—Debt Obligations for additional information) and cash on hand.
As of October 31, 2025, the Company is in the process of obtaining the information required to complete the valuation and purchase price allocation related to this acquisition. The Company has preliminarily recorded goodwill and amortizable intangible assets of $109 million and $87 million, respectively. The goodwill is primarily associated with intellectual capital and an acquired assembled workforce. The intangible assets consist of customer relationships of $44 million, developed technology of $36 million, and backlog of $7 million that will be amortized over a period of thirteen years, eight years, and one year, respectively.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 5—Goodwill and Intangible Assets:
Goodwill
The following table presents the carrying value of goodwill by reportable segment:

	October 31, 2025	January 31, 2025
	(in millions)
Defense and Intelligence	$2,110	$2,001
Civilian	850	850
Total	$2,960	$2,851
During the three months ended October 31, 2025, goodwill increased by $109 million in the Defense and Intelligence reportable segment due to the acquisition of SilverEdge (see Note 4—Acquisitions for additional information).
Goodwill is not amortized, but rather tested for potential impairment annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The goodwill impairment test is performed at the reporting unit level. There were no impairments of goodwill during the periods presented.
Intangible Assets
Intangible assets, all of which were finite-lived, consisted of the following:

	October 31, 2025			January 31, 2025
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
	(in millions)
Customer relationships	$1,505	$(773)	$732	$1,462	$(688)	$774
Developed technology	46	(6)	40	10	(5)	5
Backlog	7	—	7	—	—	—
Trade name	—	—	—	1	(1)	—
Total intangible assets	$1,558	$(779)	$779	$1,473	$(694)	$779
During the three months ended October 31, 2025, the gross carrying value of intangible assets increased by $87 million due to the acquisition of SilverEdge (see Note 4—Acquisitions for additional information).
Amortization expense related to intangible assets was $29 million and $87 million for the three and nine months ended October 31, 2025 and November 1, 2024, respectively. There were no intangible asset impairment losses during the periods presented.
As of October 31, 2025, the estimated future annual amortization expense related to intangible assets is as follows:

Fiscal Year	(in millions)
Remainder of 2026	$32
2027	127
2028	106
2029	106
2030	103
Thereafter	305
Total	$779

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Actual amortization expense in future periods could differ from these estimates as a result of future acquisitions, divestitures, impairments, and other factors.
Note 6—Income Taxes:
The Company's effective income tax rate was 16.7% and 5.2% for the three and nine months ended October 31, 2025, respectively, and 15.6% and 17.8% for the three and nine months ended November 1, 2024, respectively. The effective tax rate for the three months ended October 31, 2025 increased compared to the same period last year primarily due to the impacts of the One Big Beautiful Bill Act (“the Act”). The effective tax rate for the nine months ended October 31, 2025 decreased compared to the same period last year primarily due to a $47 million benefit from an IRS audit settlement, pending final administrative approvals, covering fiscal years 2016 through 2019, and reductions in liabilities for uncertain tax positions for the remaining open tax years.

Additionally, the Company’s effective tax rate further differs from the statutory tax rate due to research and development tax credits and tax benefits from employee share-based compensation.

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
Note 7—Debt Obligations:
The Company’s debt as of the dates presented was as follows:

	October 31, 2025					January 31, 2025
	Stated interest rate	Effective interest rate	Principal	Unamortized debt issuance costs	Net	Principal	Unamortized debt issuance costs	Net
	(dollars in millions)
Term Loan A Facility due June 2027	—%	—%	$—	$—	$—	$1,122	$(2)	$1,120
Term Loan A Facility due September 2030	5.21%	5.29%	1,100	(4)	1,096	—	—	—
Term Loan B3 Facility due February 2031	5.71%	5.86%	503	(3)	500	506	(3)	503
Senior Notes due April 2028	4.88%	5.11%	400	(2)	398	400	(3)	397
Senior Notes due November 2033	5.88%	6.09%	500	(7)	493	—	—	—
Revolving Credit Facility due June 2027	—%	—%	—	—	—	200	—	200
Total debt			$2,503	$(16)	$2,487	$2,228	$(8)	$2,220
Less current portion			12	—	12	313	—	313
Total debt, net of current portion			$2,491	$(16)	$2,475	$1,915	$(8)	$1,907
Credit Facility
As of October 31, 2025, the Company had a $2.6 billion secured credit facility (the "Credit Facility") consisting of a Term Loan A Facility due September 2030, a Term Loan B3 Facility due February 2031 (together, the "Term Loan Facilities"), and a $1.0 billion Revolving Credit Facility due September 2030 (the "Revolving Credit Facility").
On September 30, 2025, the Company executed the Eighth Amendment to the Third Amended and Restated Credit Agreement ("Eighth Amendment"), which established a new $1.1 billion senior secured term loan credit facility due on September 30, 2030 ("Term Loan A Facility due September 2030"). The entire Term Loan A Facility due September 2030 was immediately borrowed by the Company and the proceeds were used to pay in full the

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

outstanding principal balance and accrued interest under the Term Loan A Facility due June 2027, transaction related fees and expenses, and for general corporate purposes. The Term Loan A Facility due September 2030 is secured by substantially all of the assets of the Company and the Company’s wholly owned domestic subsidiaries, and is guaranteed by each of the Company’s wholly owned domestic subsidiaries. The Term Loan A Facility due September 2030 is subject to the same covenants and events of default as the Company’s existing term loans under the Credit Facility.
Borrowings under the Term Loan A Facility due September 2030 amortize quarterly beginning on October 31, 2026 at 0.625% of the original borrowed amount, with such quarterly amortization increasing to 1.25% on October 31, 2027, and to 1.875% on October 31, 2028, with the remaining unamortized balance due in full upon maturity. The Term Loan A Facility due September 2030 may be prepaid at any time without penalty and is subject to the same mandatory prepayments, including from excess cash flow, as the Company’s existing term loans under the Credit Facility.
The Eighth Amendment also established a new $1.0 billion revolving credit facility with a termination date of September 30, 2030 ("Revolving Credit Facility due September 2030") that replaced the Revolving Credit Facility due June 2027.
The Term Loan A Facility due September 2030 and the Revolving Credit Facility due September 2030 bear interest at a variable rate of interest equal to a base rate or a Secured Overnight Financing Rate (SOFR) rate, plus the applicable interest rate margin of 0% to 0.75% for base rate loans and 0.75% to 1.75% for SOFR rate loans, dependent on the Company’s leverage ratio. The Eighth Amendment eliminated the 0.10% credit spread adjustment used in the calculation of SOFR rate loans on the Term Loan A Facility due 2027 and the Revolving Credit Facility due June 2027.
During the nine months ended October 31, 2025, the Company made scheduled principal payments of $46 million on the Term Loan A Facility due June 2027. During the three months ended October 31, 2025, the Company made no scheduled principal payments on the Term Loan A Facility due June 2027 or the Term Loan A Facility due September 2030. During the three and nine months ended October 31, 2025, the Company made scheduled principal payments of $2 million and $4 million on the Term Loan B3 Facility due February 2031, respectively.
During the three and nine months ended October 31, 2025, the Company borrowed $275 million and $1.6 billion, respectively, and repaid $595 million and $1.8 billion, respectively, under the Revolving Credit Facility due June 2027. During the three months ended October 31, 2025, the Company borrowed $320 million and repaid $320 million under the Revolving Credit Facility due September 2030. There was no balance outstanding on the Revolving Credit Facility as of October 31, 2025. Commitment fees for undrawn amounts under the Revolving Credit Facility range from 0.125% to 0.25% per annum based on the Company’s leverage ratio.
As of October 31, 2025, the Company was in compliance with the covenants under its Credit Facility.
Senior Notes
On September 25, 2025, the Company issued $500 million of unsecured 5.875% Senior Notes due 2033 ("Senior Notes due November 2033") through a private offering. Proceeds received from the offering were used to repay all indebtedness outstanding under the Revolving Credit Facility due June 2027 and fees and expenses from the offering, with remaining proceeds to be used for general corporate purposes, including working capital to fund growth and strategic projects and transactions. The Senior Notes due November 2033 were issued pursuant to an indenture, dated September 25, 2025, and are the senior unsecured obligations of the Company and are fully and unconditionally guaranteed by each of the Company’s existing and future domestic subsidiaries that guarantee the Company’s obligations under its credit facilities and certain other indebtedness. Interest is payable semi annually on May 1 and November 1 of each year, commencing on May 1, 2026. The principal is due on November 1, 2033.
At any time prior to November 1, 2028, the Company may redeem some or all of the Senior Notes due November 2033 at a price equal to 100% of the principal amount, plus accrued and unpaid interest, plus an applicable “make-whole premium.” On or after November 1, 2028, the Company may redeem in whole or in part the Senior Notes due November 2033 at set redemption prices, plus accrued and unpaid interest. At any time on or prior to November 1, 2028, the Company may redeem up to 40% of the original aggregate principal amount of the Senior Notes due

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

November 2033 with the net cash proceeds from certain equity offerings at a redemption price equal to 105.875% of the outstanding principal amount, together with accrued and unpaid interest. Upon the occurrence of certain events constituting a change of control, the Company may be required to make an offer to repurchase all of the Senior Notes due November 2033 then outstanding at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest.
The Company incurred $12 million of debt issuance costs associated with the Eighth Amendment and the Senior Notes due November 2033, of which $1 million was recognized in interest expense and the remaining $11 million deferred and amortized to interest expense through the maturity date of the facility utilizing the effective interest rate method.
As of October 31, 2025 and January 31, 2025, the carrying value of the Company’s outstanding debt obligations approximated its fair value. The fair value of debt is calculated using Level 2 inputs, based on interest rates available for debt with terms and maturities similar to the Company’s Term Loan Facilities and Senior Notes.
Maturities of debt as of October 31, 2025 are:

Fiscal Year	Total
(in millions)
Remainder of 2026	$1
2027	19
2028	31
2029	489
2030	88
Thereafter	1,875
Total principal payments	$2,503
Note 8—Derivative Instruments Designated as Cash Flow Hedges:
The Company’s derivative instruments designated as cash flow hedges consist of:

				Fair Value of Asset(1) at
	Pay Fixed Rate	Receive Variable Rate	Settlement and Termination	October 31, 2025	January 31, 2025
				(in millions)
Interest rate swaps	2.96%	1-month Term SOFR	Monthly through October 31, 2025	$—	$6
(1)    The fair value of the fixed interest rate swap asset is included in "Other assets" on the condensed consolidated balance sheets.
On October 31, 2025, the Company's interest rate swaps expired. Through October 31, 2025, the Company was party to fixed interest rate swap instruments with a notional value of $685 million that were designated and accounted for as cash flow hedges to manage risks associated with interest rate fluctuations on a portion of the Company’s floating rate Credit Facility borrowings. The counterparties to all swap agreements were financial institutions.
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

	Unrealized Gains (Losses) on Fixed Interest Rate Swap Cash Flow Hedges(1)	Defined Benefit Obligation Adjustment	Total
	(in millions)
Three months ended October 31, 2025
Balance at August 1, 2025	$1	$8	$9
Other comprehensive income before reclassifications	—	—	—
Amounts reclassified from accumulated other comprehensive income	(2)	—	(2)
Income tax impact	1	—	1
Net other comprehensive loss	(1)	—	(1)
Balance at October 31, 2025	$—	$8	$8

Three months ended November 1, 2024
Balance at August 2, 2024	$6	$5	$11
Other comprehensive income before reclassifications	3	—	3
Amounts reclassified from accumulated other comprehensive income	(4)	—	(4)
Income tax impact	—	—	—
Net other comprehensive loss	(1)	—	(1)
Balance at November 1, 2024	$5	$5	$10

Nine months ended October 31, 2025
Balance at January 31, 2025	$4	$8	$12
Other comprehensive income before reclassifications	1	—	1
Amounts reclassified from accumulated other comprehensive income	(7)	—	(7)
Income tax impact	2	—	2
Net other comprehensive loss	(4)	—	(4)
Balance at October 31, 2025	$—	$8	$8

Nine months ended November 1, 2024
Balance at February 2, 2024	$11	$5	$16
Other comprehensive income before reclassifications	5	—	5
Amounts reclassified from accumulated other comprehensive income	(12)	—	(12)
Income tax impact	1	—	1
Net other comprehensive loss	(6)	—	(6)
Balance at November 1, 2024	$5	$5	$10
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
During the three and nine months ended October 31, 2025, the Company incurred purchase discount fees of approximately $3 million and $10 million, respectively. During the three and nine months ended November 1, 2024, the Company incurred purchase discount fees of $4 million and $11 million, respectively. The purchase discount fees are presented in "Other (income) expense, net" on the condensed consolidated statements of income and are reflected as cash flows from operating activities on the condensed consolidated statements of cash flows.
MARPA Facility activity consisted of the following:

	Nine Months Ended
	October 31, 2025	November 1, 2024
	(in millions)
Beginning balance	$164	$205
Sale of receivables	3,342	3,216
Cash collections	(3,256)	(3,121)
Outstanding balance sold to Purchaser(1)	250	300
Cash collected, not remitted to Purchaser(2)	(58)	(67)
Remaining sold receivables	$192	$233
(1)    For the nine months ended October 31, 2025 and November 1, 2024, the Company recorded a net increase of $86 million and $95 million, respectively, to cash flows from operating activities from sold receivables.
(2)    Primarily represents the cash collected on behalf of but not yet remitted to the Purchaser as of October 31, 2025 and November 1, 2024. This balance is included in "Accounts payable" on the condensed consolidated balance sheets.
Note 11—Business Segments Information:
The Company has five customer facing business groups supported by the enterprise organizations, including the Innovation Factory. The five business groups, which are also its operating segments, are aggregated into two reportable segments for financial reporting purposes given the similarity in economic and qualitative characteristics, and based on the nature of the customers they serve. The Company’s two reportable segments are the Defense and Intelligence segment and the Civilian segment. The Company defines its operating segments based on the way the CODM, currently the Company's Interim CEO, manages the operations for the purpose of allocating resources and assessing performance.
The Defense and Intelligence segment provides a diverse portfolio of national security solutions to the DoW and Intelligence Community of the United States Government.
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
The segment information for the periods presented was as follows:

	Three Months Ended October 31, 2025
	Defense and Intelligence	Civilian	Corporate	Total SAIC
	(in millions)
Revenues	$1,439	$427	$—	$1,866
Labor base	423	127	—	550
Other operating expenses (income)(1)	898	238	(3)	1,133
Adjusted operating income (loss)	$118	$62	$3	$183

	Three Months Ended November 1, 2024
	Defense and Intelligence	Civilian	Corporate	Total SAIC
	(in millions)
Revenues	$1,515	$461	$—	$1,976
Labor base	423	127	—	550
Other operating expenses (income)(1)	944	285	2	1,231
Adjusted operating income (loss)	$148	$49	$(2)	$195

	Nine Months Ended October 31, 2025
	Defense and Intelligence	Civilian	Corporate	Total SAIC
	(in millions)
Revenues	$4,246	$1,266	$—	$5,512
Labor base	1,264	384	—	1,648
Other operating expenses (income)(1)	2,625	714	2	3,341
Adjusted operating income (loss)	$357	$168	$(2)	$523

	Nine Months Ended November 1, 2024
	Defense and Intelligence	Civilian	Corporate	Total SAIC
	(in millions)
Revenues	$4,366	$1,275	$—	$5,641
Labor base	1,255	381	—	1,636
Other operating expenses (income)(1)	2,715	753	8	3,476
Adjusted operating income (loss)	$396	$141	$(8)	$529
(1)    "Other operating expenses (income)" includes cost of revenues, selling, general and administrative expenses, and other operating income or expenses which are not regularly provided to the CODM. This excludes labor base which is presented separately.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The table below includes a reconciliation of total "Adjusted operating income" to "Income before income taxes" for the three and nine months ended October 31, 2025 and November 1, 2024.

	Three Months Ended		Nine Months Ended
	October 31, 2025	November 1, 2024	October 31, 2025	November 1, 2024
	(in millions)
Adjusted operating income	$183	$195	$523	$529
Depreciation of property, plant, and equipment	9	6	22	17
Amortization of intangible assets	29	29	87	87
Acquisition, integration, restructuring and impairment costs	1	—	5	2
Recovery of acquisition, integration, restructuring and impairment costs(1)	—	—	(2)	(2)
Costs related to the settlement of federal tax audits	—	—	7	—
Executive transition costs, net of recoveries	16	—	16	—
Interest expense, net	33	32	94	97
Other (income) expense, net	1	2	6	7
Income before income taxes	$94	$126	$288	$321
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
As of October 31, 2025, the Company believes it has adequately reserved for estimated net amounts to be refunded to customers for potential adjustments for indirect cost audits and compliance with U.S. government Cost Accounting Standards.
Letters of Credit and Surety Bonds
The Company has outstanding obligations relating to letters of credit of $8 million as of October 31, 2025, principally related to guarantees on insurance policies. The Company also has outstanding obligations relating to surety bonds of $19 million, principally related to performance and payment bonds on the Company’s contracts.
Note 13—Subsequent Events:
Business Reorganization
On November 13, 2025, the Company announced a strategic reorganization, effective January 31, 2026, the first day of fiscal 2027, that will consolidate the Company's five business groups into three. The Company is currently evaluating the impact of the reorganization on its segment reporting. The Company's Innovation Factory will be more closely aligned with the three business groups and markets it serves.
Quarterly Dividend Declared
On December 2, 2025, the Company's Board of Directors declared a quarterly dividend of $0.37 per share of the Company's common stock payable on January 28, 2026 to stockholders of record on January 14, 2026.

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
The Defense and Intelligence segment provides a diverse portfolio of national security solutions to the Department of War ("DoW", formerly referred to as the Department of Defense) and Intelligence Community of the United States Government.
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
On October 15, 2025, we acquired SilverEdge Government Solutions ("SilverEdge"), an innovative provider of mission-driven technology solutions and products, for a preliminary purchase price of $203 million, net of $6 million cash acquired, subject to post-closing adjustments. The acquisition advances our strategy to provide mission focused, IP-based solutions and commercial products to our customers.
Economic Opportunities, Challenges, and Risks
During the three and nine months ended October 31, 2025, we generated 98% of our revenues from contracts with the U.S. government, including subcontracts on which we perform. Our business performance is affected by the overall level of U.S. government spending and the alignment of our offerings and capabilities with the budget priorities of the U.S. government. In March 2025, the President signed a continuing resolution ("CR") that extends government funding through the close of government fiscal year ("GFY") 2025. The measure provides budget certainty for agencies through September 30, 2025. The CR also provides flexibility for new starts on programs at the DoW, which are typically not allowed under CRs.
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
On October 1, 2025, the federal government shut down following the expiration of the March 2025 CR. On November 12, 2025, the President signed a spending agreement that officially reopened the government after 43 days. The agreement includes three full-year appropriations bills, including the Agriculture-FDA, Military Construction-Veterans Affairs, and Legislative Branch packages. All agencies and functions funded by those bills will now be covered in full through September 30, 2026, the close of GFY 2026.
All remaining agencies have resumed operations under a CR that runs through January 30, 2026. If Congress is not able to pass the remaining appropriations by that date, it could potentially lead to a partial or full government shutdown affecting any outstanding unfunded agencies. Any additional delay in funding could negatively impact our business operations, revenues, cash flows, and profitability.
As part of the budget reconciliation package signed into law in July 2025, the federal debt limit was increased by $5 trillion. This is expected to extend protection from a potential government default until at least the end of calendar year 2026.
The U.S. government administration has put in place a number of executive orders and actions which could affect our business. In addition, the Department of Government Efficiency is driving changes in the structure and priorities of Federal agencies. Agencies are conducting comprehensive reviews of existing and new contracting activity to identify potential efficiencies or nonalignment with new Administration priorities. Our contracts have been, and will continue to be, subject to these reviews. We have not experienced a material financial statement impact from recent executive orders or program cancellations across the government. However, ongoing reductions in personnel, changes in agency alignment, required reviews of new contracting activity, decreases or delays in new or existing contract awards and in government spending on the types of programs that we support, and terminations or stop-work-orders and delay in funding on government contracts on which we are currently performing could adversely affect our future revenues, cash flows, and profitability.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
Adverse changes in fiscal and economic conditions could materially impact our business. Some changes that could have an adverse impact on our business include adverse regulations, the implementation of future spending reductions (including sequestration), government shut downs, delayed passage of appropriations bills resulting in temporary or full-year continuing resolutions, extreme inflationary increases adversely impacting fixed price contracts, and potential government shutdowns.
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
Condensed Consolidated Results of Operations
The following table summarizes our condensed consolidated results of operations:

	Three Months Ended			Nine Months Ended
	October 31, 2025	Percent change	November 1, 2024	October 31, 2025	Percent change	November 1, 2024
	(dollars in millions)
Revenues	$1,866	(6%)	$1,976	$5,512	(2%)	$5,641
Cost of revenues	1,639	(6%)	1,739	4,861	(2%)	4,981
As a percentage of revenues	87.8%		88.0%	88.2%		88.3%
Selling, general and administrative expenses	101	22%	83	265	8%	245
Other operating (income) expense	(2)	(67%)	(6)	(2)	(80%)	(10)
Operating income	128	(20%)	160	388	(9%)	425
As a percentage of revenues	6.9%		8.1%	7.0%		7.5%
Income tax (expense) benefit	(16)	(20%)	(20)	(15)	(74%)	(57)
Net income	$78	(26%)	$106	$273	3%	$264
Revenues. Revenues decreased $110 million and $129 million for the three and nine months ended October 31, 2025, respectively, as compared to the same period in the prior year primarily due to ramp down in volume on existing contracts, including approximately $16 million attributable to the government shutdown, and contract completions, partially offset by new contracts. Revenues recognized from the acquisition of SilverEdge for the three months ended October 31, 2025 were immaterial.
Operating Income. Operating income as a percentage of revenues for the three months ended October 31, 2025 decreased from the comparable prior year period primarily due to executive transition costs, net of recoveries, and the favorable resolution of the Assault Amphibious Vehicle ("AAV") contract termination in the prior year ($14 million), partially offset by timing and volume mix in our contract portfolio.
Operating income as a percentage of revenues for the nine months ended October 31, 2025 decreased from the comparable prior year period primarily due to executive transition costs, net of recoveries, the favorable resolution of the AAV contract termination in the prior year ($14 million), and costs related to the settlement of federal tax audits, partially offset by a recovery of costs from the settlement of a patent infringement matter (see Note 12—Legal Proceedings and Other Commitments and Contingencies for additional information) and timing and volume mix in our contract portfolio.
Income Taxes. Our effective income tax rate was 16.7% and 5.2% for the three and nine months ended October 31, 2025 and 15.6% and 17.8% for the three and nine months ended November 1, 2024, respectively. The effective tax rate for the three months ended October 31, 2025 increased compared to the same period last year, primarily due to the impacts of the One Big Beautiful Bill Act (“the Act”). The effective tax rate for the nine months ended October 31, 2025 decreased compared to the same period last year primarily due to a $47 million benefit from an IRS audit settlement, pending final administrative approvals, covering fiscal years 2016 through 2019, and reductions in liabilities for uncertain tax positions for the remaining open tax years.

Additionally, our effective tax rate further differs from the statutory tax rate due to research and development tax credits and tax benefits from employee share-based compensation.
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
The following tables summarize our results of operations by reportable segment:

Defense and Intelligence	Three Months Ended			Nine Months Ended
	October 31, 2025	Percent change	November 1, 2024	October 31, 2025	Percent change	November 1, 2024
	(dollars in millions)
Revenues	$1,439	(5%)	$1,515	$4,246	(3%)	$4,366
Adjusted operating income	$118	(20%)	$148	$357	(10%)	$396
As a percentage of revenues	8.2%		9.8%	8.4%		9.1%
Revenues. Revenues decreased $76 million and $120 million for the three and nine months ended October 31, 2025, respectively, as compared to the same period in the prior year primarily due to contract completions and ramp down in volume on existing contracts, partially offset by new contracts.
Adjusted operating income. Adjusted operating income as a percentage of revenues for the three and nine months ended October 31, 2025 decreased compared to the comparable prior year period primarily due to timing and volume mix in our contract portfolio and the favorable resolution of the AAV contract termination in the prior year ($14 million).

Civilian	Three Months Ended			Nine Months Ended
	October 31, 2025	Percent change	November 1, 2024	October 31, 2025	Percent change	November 1, 2024
	(dollars in millions)
Revenues	$427	(7%)	$461	$1,266	(1%)	$1,275
Adjusted operating income	$62	27%	$49	$168	19%	$141
As a percentage of revenues	14.5%		10.6%	13.3%		11.1%
Revenues. Revenues decreased $34 million and $9 million for the three and nine months ended October 31, 2025, respectively, as compared to the same period in the prior year primarily due to ramp down in volume on existing contracts and contract completions, partially offset by new contracts.
Adjusted operating income. Adjusted operating income as a percentage of revenues for the three and nine months ended October 31, 2025 increased from the comparable prior year period primarily due to improved profitability across our contract portfolio.

Corporate	Three Months Ended			Nine Months Ended
	October 31, 2025	Percent change	November 1, 2024	October 31, 2025	Percent change	November 1, 2024
	(dollars in millions)
Adjusted operating income (loss)	$3	(250%)	$(2)	$(2)	(75%)	$(8)

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
Adjusted operating income (loss). Adjusted operating income was $3 million for the three months ended October 31, 2025, compared to an adjusted operating loss of $2 million during the same period in the prior year primarily due to lower other selling, general and administrative expenses.
Adjusted operating loss decreased $6 million for the nine months ended October 31, 2025 as compared to the same period in the prior year primarily due to a recovery of costs from the settlement of a patent infringement matter, partially offset by higher other selling, general and administrative expenses.
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
Adjusted operating income. Adjusted operating income is a performance measure that primarily excludes the impact of non-recurring transactions and activities that we do not consider to be indicative of our ongoing operating performance. Adjusted operating income is calculated by taking operating income and excluding depreciation and amortization, acquisition, integration, restructuring, and impairment costs, and any other material non-recurring costs. Acquisition, integration, restructuring and impairment costs represent costs incurred related to acquisitions, the reorganization, facilities optimization efforts, and impairments of long-lived assets, along with associated depreciation. Recovery of acquisition, integration, restructuring and impairment costs represents costs recovered through our indirect rates in accordance with Cost Accounting Standards. Depreciation of property, plant, and equipment relates to property, plant, and equipment specifically identifiable for each segment. Adjusted operating income also excludes amortization of intangible assets because we do not have a history of significant acquisition activity, we do not acquire businesses on a predictable cycle, and the amount of an acquisition's purchase price allocated to intangible assets and the related amortization term are unique to each acquisition. Costs related to the settlement of federal tax audits represent costs related to the IRS audit settlement for fiscal years 2016 through 2019. Executive transition costs, net of recoveries, represent costs associated with the immediate departure of our CEO and other executives, net of the portion recovered through our indirect rates in accordance with Cost Accounting Standards. We believe that this performance measure provides management and investors with useful information in assessing trends in our ongoing operating performance and may provide greater visibility in understanding our long-term financial performance.
Adjusted operating income for the periods presented were calculated as follows:

	Three Months Ended		Nine Months Ended
	October 31, 2025	November 1, 2024	October 31, 2025	November 1, 2024
	(dollars in millions)
Revenues	$1,866	$1,976	$5,512	$5,641
Operating income	$128	$160	$388	$425
Operating income as a percentage of revenues	6.9%	8.1%	7.0%	7.5%
Depreciation of property, plant and equipment	9	6	22	17
Amortization of intangible assets	29	29	87	87
Acquisition, integration, restructuring and impairment costs	1	—	5	2
Recovery of acquisition, integration, restructuring and impairment costs(1)	—	—	(2)	(2)
Costs related to the settlement of federal tax audits	—	—	7	—
Executive transition costs, net of recoveries	16	—	16	—
Adjusted operating income	$183	$195	$523	$529
Adjusted operating income as a percentage of revenues	9.8%	9.9%	9.5%	9.4%
(1)    Adjustment reflects the portion of acquisition, integration, restructuring and impairment costs recovered through our indirect rates in accordance with U.S. government Cost Accounting Standards.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
EBITDA and Adjusted EBITDA. EBITDA is a performance measure that is calculated by taking net income and excluding interest and loss on sale of receivables, provision for income taxes, and depreciation and amortization. Adjusted EBITDA is a performance measure that excludes the impact of non-recurring transactions and activities that we do not consider to be indicative of our ongoing operating performance. Adjusted EBITDA is calculated by taking EBITDA and excluding acquisition, integration, restructuring and impairment costs, and any other material non-recurring costs. Acquisition, integration, restructuring and impairment costs represent costs incurred related to acquisitions, the reorganization, facilities optimization efforts, and impairments of long-lived assets, along with associated depreciation. Recovery of acquisition, integration, restructuring and impairment costs represents costs recovered through our indirect rates in accordance with Cost Accounting Standards. Costs related to the settlement of federal tax audits represent costs related to the IRS audit settlement for fiscal years 2016 through 2019. Executive transition costs, net of recoveries, represent costs associated with the immediate departure of our CEO and other executives, net of the portion recovered through our indirect rates in accordance with Cost Accounting Standards.
We believe that EBITDA and adjusted EBITDA provide management and investors with useful information in assessing trends in our ongoing operating performance and may provide greater visibility in understanding our long-term financial performance.
EBITDA and adjusted EBITDA for the periods presented were calculated as follows:

	Three Months Ended		Nine Months Ended
	October 31, 2025	November 1, 2024	October 31, 2025	November 1, 2024
	(dollars in millions)
Revenues	$1,866	$1,976	$5,512	$5,641
Net income	$78	$106	$273	$264
Interest expense, net and loss on sale of receivables	36	36	104	108
Income tax expense (benefit)	16	20	15	57
Depreciation and amortization	38	35	109	104
EBITDA	168	197	501	533
EBITDA as a percentage of revenues	9.0%	10.0%	9.1%	9.4%
Acquisition, integration, restructuring and impairment costs	1	—	5	2
Recovery of acquisition, integration, restructuring and impairment costs(1)	—	—	(2)	(2)
Costs related to the settlement of federal tax audits	—	—	7	—
Executive transition costs, net of recoveries	16	—	16	—
Adjusted EBITDA	$185	$197	$527	$533
Adjusted EBITDA as a percentage of revenues	9.9%	10.0%	9.6%	9.4%
(1)    Adjustment reflects the portion of acquisition, integration, restructuring and impairment costs recovered through our indirect rates in accordance with U.S. government Cost Accounting Standards.

Adjusted operating income and adjusted EBITDA as a percentage of revenues for the three months ended October 31, 2025 decreased compared to the same period in the prior year primarily due to the favorable resolution of the AAV contract termination in the prior year ($14 million), partially offset by timing and volume mix in our contract portfolio.
Adjusted operating income and adjusted EBITDA as a percentage of revenues for the nine months ended October 31, 2025 increased compared to the same period in the prior year primarily due to a recovery of costs from the settlement of a patent infringement matter and timing and volume mix in our contract portfolio, partially offset by the favorable resolution of the AAV contract termination in the prior year ($14 million).

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
The estimated value of our total backlog as of the dates presented was:

	October 31, 2025			January 31, 2025
	Defense and Intelligence	Civilian	Total SAIC	Defense and Intelligence	Civilian	Total SAIC
	(in millions)
Funded backlog	$2,696	$1,127	$3,823	$2,599	$845	$3,444
Negotiated unfunded backlog	16,753	3,212	19,965	15,341	3,072	18,413
Total backlog	$19,449	$4,339	$23,788	$17,940	$3,917	$21,857
We had net bookings worth an estimated $2.2 billion and $7.2 billion during the three and nine months ended October 31, 2025, respectively.

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

	Three Months Ended
	October 31, 2025			November 1, 2024
	Defense and Intelligence	Civilian	Total SAIC	Defense and Intelligence	Civilian	Total SAIC
Cost reimbursement	80%	4%	62%	82%	6%	64%
Time and materials ("T&M")	9%	67%	23%	8%	62%	21%
Firm-fixed price ("FFP")	11%	29%	15%	10%	32%	15%
Total	100%	100%	100%	100%	100%	100%

	Nine Months Ended
	October 31, 2025			November 1, 2024
	Defense and Intelligence	Civilian	Total SAIC	Defense and Intelligence	Civilian	Total SAIC
Cost reimbursement	80%	4%	62%	79%	6%	63%
Time and materials ("T&M")	9%	68%	23%	10%	64%	22%
Firm-fixed price ("FFP")	11%	28%	15%	11%	30%	15%
Total	100%	100%	100%	100%	100%	100%
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

	Three Months Ended
	October 31, 2025			November 1, 2024
	Defense and Intelligence	Civilian	Total SAIC	Defense and Intelligence	Civilian	Total SAIC
Labor-related cost of revenues	57%	59%	58%	55%	55%	55%
Subcontractor-related cost of revenues	28%	31%	28%	29%	30%	29%
Other materials-related cost of revenues	15%	10%	14%	16%	15%	16%
Total	100%	100%	100%	100%	100%	100%

	Nine Months Ended
	October 31, 2025			November 1, 2024
	Defense and Intelligence	Civilian	Total SAIC	Defense and Intelligence	Civilian	Total SAIC
Labor-related cost of revenues	58%	59%	59%	56%	58%	56%
Subcontractor-related cost of revenues	29%	32%	29%	29%	31%	30%
Other materials-related cost of revenues	13%	9%	12%	15%	11%	14%
Total	100%	100%	100%	100%	100%	100%
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
During the third quarter of fiscal 2026, we issued unsecured senior notes through a private offering and amended our Credit Facility. See Note 7—Debt Obligations to the condensed consolidated financial statements contained within this report for additional information.
Historical Cash Flow Trends
The following table summarizes our cash flows:

	Nine Months Ended
	October 31, 2025	November 1, 2024
	(in millions)
Net cash provided by operating activities	$351	$379
Net cash used in investing activities	(237)	(15)
Net cash used in financing activities	(125)	(413)
Net decrease in cash, cash equivalents and restricted cash	$(11)	$(49)
Net Cash Provided by Operating Activities. Cash flows provided by operating activities for the nine months ended October 31, 2025 decreased $28 million compared to the prior year primarily due to timing of vendor payments, lower cash inflows from the usage of the Master Accounts Receivable Purchase Agreement ("MARPA Facility") in the current year, and other changes in working capital, partially offset by timing of customer collections, lower cash taxes paid, and lower incentive-based compensation payments in the current year.
Net Cash Used in Investing Activities. Cash used in investing activities for the nine months ended October 31, 2025 increased $222 million compared to the prior year primarily due to $203 million of cash paid in the current year for the acquisition of SilverEdge, net of cash acquired (see Note 4 to the condensed consolidated financial statements) and proceeds from the sale of equity method investments in the prior year.
Net Cash Used in Financing Activities. Cash used in financing activities for the nine months ended October 31, 2025 decreased $288 million compared to the prior year period primarily due to higher proceeds from borrowings, net of principal payments and debt issuance costs, and lower plan share repurchases in the current year.
Critical Accounting Policies and Estimates
There have been no changes to our critical accounting policies and estimates during the nine months ended October 31, 2025 from those disclosed in our most recently filed Annual Report on Form 10-K.
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
Item 4. Controls and Procedures
Our management, under the supervision and with the participation of our Interim Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) and have concluded that as of October 31, 2025 these controls and procedures were operating and effective.
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
The following table presents repurchases of our common stock during the three months ended October 31, 2025:

Period(1)	Total Number of Shares (or Units) Purchased(2)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(3)(4)
August 2, 2025 - September 5, 2025	314,027	$116.12	314,027	8,252,080
September 6, 2025 - October 3, 2025	288,555	101.60	285,721	8,231,452
October 4, 2025 - October 31, 2025	299,415	96.85	299,415	8,621,203
Total	901,997	$105.08	899,163

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
(3)In December 2024, our Board of Directors authorized the repurchase of up to $1.2 billion of our outstanding common stock under our existing share repurchase plan. As of October 31, 2025, we have repurchased approximately 27.5 million shares of common stock under the program for approximately $2.4 billion, which included amounts previously authorized under the plan prior to December 2024.
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
Item 5. Other Information
During the three months ended October 31, 2025, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as such terms are defined in Item 408 of Regulation S-K.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
Item 6. Exhibits

Exhibit Number	Description of Exhibit

4.1
Indenture, dated September 25, 2025, by and among Science Applications International Corporation, the guarantors party thereto and U.S. Bank National Association, as trustee. Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on September 25, 2025.

10.1
Eighth Amendment to the Third Amended and Restated Credit Agreement, dated September 30, 2025, by and among SAIC, Citibank N.A., as administrative agent and collateral agent, and certain other lenders and parties thereto. Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on October 1, 2025.

10.2*	SAIC Executive Severance, Change in Control and Retirement Policy, effective September 5, 2023.

10.3*	Offer Letter, dated October 23, 2025.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	The cover page from this Quarterly Report on Form 10-Q, formatted as Inline XBRL.

*	Management contract or compensatory plan or agreement.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: December 4, 2025

Science Applications International Corporation

/s/ Prabu Natarajan
Prabu Natarajan Executive Vice President and Chief Financial Officer