Form 10-K
period 2026-01-30
Science Applications International Corp
filed 2026-03-16
CIK 1571123

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 30, 2026
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
As of August 1, 2025 (the last business day of the registrant’s most recently completed second quarter), the aggregate market value of the registrant’s common stock (based upon the closing stock price) held by non-affiliates was $5.0 billion.

The number of shares issued and outstanding of the registrant’s common stock as of March 6, 2026 was 43,419,313 shares ($.0001 par value per share).

DOCUMENTS INCORPORATED BY REFERENCE
Portions of Science Applications International Corporation’s Definitive Proxy Statement for the 2026 Annual Meeting of Stockholders are incorporated by reference in Part III of this report.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION FORM 10-K TABLE OF CONTENTS
i

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
Part I
Item 1. Business
The Company
Science Applications International Corporation (herein referred to as “SAIC,” the “Company,” “we,” “us,” or “our”) is a leading provider of technical, engineering and mission and enterprise information technology ("IT") services primarily to the U.S. government. The Company provides these services for large, complex projects with a targeted emphasis on higher-end, differentiated technology services and solutions that accelerate and transform secure and resilient digital environments through systems design, development, modernization, integration, and sustainment to drive enterprise and mission outcomes. Our end-to-end IT offerings span the entire spectrum of our customers' IT infrastructure.
Our business has a long and successful history of over 50 years serving all military forces (Army, Air Force, Navy, Marines, Coast Guard, and Space Force) and agencies of the Department of War ("DoW", formerly referred to as the Department of Defense), National Aeronautics and Space Administration ("NASA"), U.S. Department of State, Department of Justice, Department of Homeland Security and members of the Intelligence Community. We serve our customers through approximately 1,700 active contracts and task orders. We have approximately 23,000 employees that are led by an experienced executive team of proven industry leaders.
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
The Defense and Intelligence segment provides a diverse portfolio of national security solutions to the DoW and the Intelligence Community of the United States Government.
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
Effective January 31, 2026, the first day of fiscal 2027, we completed a business reorganization that consolidated our five business groups into three. The reorganization is designed to simplify our structure and optimize operations and customer focus for growth. The consolidated business groups will continue to report directly to our Chief Executive Officer (“CEO”) who will continue to be the chief operating decision maker (“CODM”). We do not expect the reorganization to have an impact on our reportable segments.
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
IT Modernization: We help defense, intelligence, and civilian agencies reimagine the way they accomplish their objectives through digital transformation by providing next-generation cloud computing, cybersecurity, and software capabilities. We modernize IT environments for government customers and then operate and maintain them via their preferred service delivery methods.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
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
Mission Systems Support: We design, build, modify, integrate, and sustain weapon systems across all branches of the U.S. military, ensuring mission readiness on land, at sea, and in the air.
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
We integrate emerging technology securely and in real-time into mission critical operations that modernize and enable national imperatives:
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
Significant Scale and Diversified Contract Base. We are one of the largest pure-play technology service providers to the U.S. government. Our significant scale advantage enables us to serve as a prime systems integrator on large, complex programs and to allocate resources toward further developing and expanding our repeatable, proven solutions and differentiated technical capabilities. Our diversified revenue base consists of programs ranging from research and development to operations and maintenance.
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
Acquisitions and Divestitures
On October 15, 2025, we acquired SilverEdge Government Solutions, an innovative provider of mission-driven technology solutions and products. The acquisition advances our strategy to provide mission focused solutions and commercial products to our customers.
On May 6, 2023, we closed the sale of our logistics and supply chain management business to ASRC Federal Holding Company, LLC. The sale enables the us to focus our resources on long-term strategic growth areas.
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
Key Customers
In fiscal 2026, 2025 and 2024, 98% of our total revenues were attributable to prime contracts with the U.S. government or to subcontracts with other contractors engaged in work for the U.S. government.
In fiscal 2026, 2025 and 2024, approximately 52% of our total revenues were attributable to the "Department of War", while 46% were attributable to "Intelligence and other federal government agencies" and the remainder attributable to "Commercial, state and local governments and international" customers.
Substantially all of our revenues were earned by entities located in the United States.
Regulation
As a government contractor, we operate in a heavily regulated environment and are subject to various laws, regulations, and policies at the federal, state, and local levels. The Federal Acquisition Regulation ("FAR") is the primary regulation governing the procurement process for U.S. government contracts. Together with various agency-specific supplements, the FAR governs the terms and conditions of government contracts, including bidding, performance, and pricing, and imposes specific compliance obligations related to security, intellectual property, data

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
privacy, and environmental regulations. For contracts with the DoW, we are subject to the Defense Federal Acquisition Regulation Supplement ("DFARS"), which imposes additional requirements on defense contractors, including specific cybersecurity measures, contractor security clearances, and compliance with the Defense Contract Audit Agency ("DCAA") and Defense Contract Management Agency ("DCMA") audit and oversight processes. The DFARS also includes clauses related to the protection of classified and sensitive information, with which we must comply when handling such materials. The regulations govern contract pricing and reimbursable costs by, among other things, requiring government contractors to provide cost or pricing data when negotiating certain government contracts, defining allowable and unallowable costs, and otherwise governing the right to reimbursement under various flexibly priced contracts.
The U.S. government may revise its procurement practices or adopt new contract rules and regulations at any time. In some cases, such changes could have an adverse impact on our profitability and ability to win new business. The DoW is increasingly using procedures like “other transaction authority” agreements ("OTAs") to accelerate the procurement process for emerging technologies. OTAs bypass many of the formal and time-consuming requirements found in the typical government contracting process, reducing the barriers to entry and consequently increasing competition from companies that previously did not compete for public sector work. In addition, modifications to cost-reimbursement contract structures could limit our ability to seek reimbursement of certain costs and overhead expenses and therefore erode our profit margins.
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
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
Competition
Competition for contracts is intense, and we often compete against a large number of established multinational companies, which may have greater name recognition, financial resources and larger technical staffs than we do. We also compete against smaller, more specialized companies that concentrate their resources on particular areas, as well as the U.S. government’s own capabilities. As a result of the diverse requirements of the U.S. government, we frequently collaborate with other companies to compete for large contracts and bid against these same companies in other situations. Our principal competitors include the following:
•the engineering and technical services divisions of large defense contractors that provide IT services in addition to other hardware systems and products, which include companies such as General Dynamics Corporation, Lockheed Martin Corporation, Northrop Grumman Corporation, and RTX Corporation;
•contractors focused principally on technical and IT services for the U.S. government, such as Booz Allen Hamilton Inc., CACI International, Inc., Leidos Holdings, Inc., ManTech International Corporation, Parsons Corporation, Peraton, and Serco Group plc; and
•diversified commercial providers that also provide U.S. government IT services, such as Accenture plc, AECOM, Amentum Holdings, Inc., Deloitte, and International Business Machines Corporation.
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
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
People and Culture
As our business focuses on high-end innovation and solutions in mission IT, enterprise IT, engineering services, and professional services, our ability to attract, hire, develop, and retain highly skilled talent is core to our operations and success. As of January 30, 2026, we employed approximately 23,000 individuals, including more than 5,800 active military or veterans, which represents 25% of our workforce.
Our corporate values of innovation, inclusion and integrity underpin our culture, which is key to advancing long-term shareholder interests. We strive for innovative solutions and positive business results by expecting our people to drive execution excellence and to understand our customers intimately. We empower our people to take strategic risks and leverage emerging technology to solve our customers’ and country’s most complex problems. Our employees excel because they are invested in our Company, our mission, and our customers’ success. We work to create an environment where engaged employees can perform meaningful work with purpose and develop their careers in a flexible and healthy work environment. Our commitment to our employees, and their commitment to our Company, are reflected in our fiscal 2026 culture survey results, where we exceeded the national benchmark for overall survey results by 4%.
This mutual commitment is illustrated by our employees’ donations of time and money to support SAIC’s three giving pillars of focus: military heroes, community wellness, and science, technology, engineering and mathematics ("STEM"). Last year, as with the last five years, our employees reported volunteering more than 21,000 hours in their communities. Further, the SAIC Charitable Foundation (the "Foundation"), a public 501(c)(3) organization created by SAIC, continues to collect and distribute emergency relief funds for employees faced with unforeseen financial hardships, such as those caused by natural disasters. Since its inception in 2020, the foundation has awarded grants equivalent to more than $600,000 in direct support to our employees.
Our customers and the business community recognize and appreciate our innovative workforce. In fiscal 2026, we received several noteworthy accolades, including Forbes Americas’ Dream Employers and its Best Employers for Veterans, and Glassdoor Best Places to Work.
Talent Development
In fiscal 2026, we continued to invest in our workforce through various talent development and retention initiatives, such as upskilling, rotational assignments, and leadership development programs accounting for nearly 4,000 hours. We have more than 20 third-party strategic partners that help us deliver a wide range of job-specific training. In addition to technical and professional skills training, we offer higher education and tuition assistance programs for continuing education and industry certifications. Our employees completed more than 175,000 training hours, or just over 7.5 hours per employee.
We seek to build our leadership team from within our workforce, with merit-based promotions for the most qualified candidates. We invest in tomorrow’s leaders by providing leadership development programs for aspiring, frontline, and mid-level leaders, as well as executive coaching and executive education. More than 320 employees participated in leadership development programs for just over 3,200 hours of training. We also had more than 200 early career professionals who joined us for internships.
When hiring externally, we focus on identifying and attracting highly skilled, exceptional talent. Employee referrals often result in our best-performing new hires. In fiscal 2026, nearly 34% of new employees came from employee

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
referrals. With a voluntary attrition rate of just under 12% in fiscal 2026, we continue to be an industry leader in employee retention.
Supporting Well-being
We are committed to the health and well-being of our workforce. Our employees’ safety is paramount, and we actively work to prevent workplace hazards. We encourage our employees to participate in health and wellness initiatives, including mental health offerings. Our wellness program helps employees incorporate healthy actions into everyday life through useful resources and incentives. We offer a suite of convenient, easily accessible tools to support wellness, whether an employee works at an SAIC facility, at a customer site, or remotely. Our Employee Assistance Program provides confidential counseling, personal financial guidance and resources, legal support, and work-life assistance. We are committed to providing accommodations to employees with disabilities that enable them to perform the essential functions of their job and access to equal employment opportunities.
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
We generated 98% of our total revenues during each of the last three fiscal years from contracts with the U.S. government, either as a prime contractor or as a subcontractor to other companies performing prime contracts for the U.S. government. We expect to continue to derive substantially all of our revenues from work performed under U.S. government contracts. Our relationship with the U.S. government – particularly with DoW agencies – is key to maintaining these contracts, winning new work, and growing our revenues. Negative press reports or publicity, regardless of accuracy, could harm our reputation and jeopardize our business with our customers, potentially adversely affecting our revenues, cash flows, and financial results.
Reduced U.S. government defense spending, changes in acquisition priorities, significant delays in U.S. government appropriations, and delays in contract awards, program starts, and other procurement activity, could adversely affect our future revenues, cash flow, and financial results.
Because we generate substantially all of our revenues from contracts with U.S. government agencies, our operating results could be adversely affected by spending caps, changes in budgetary priorities, or delays in the government budget process, program starts, or the award of contracts or task orders under contracts. Current U.S. government spending levels for defense-related and other programs may not be sustained through government fiscal year ("GFY") 2026. Future spending and program authorizations may be stagnant or decrease, or spending priorities may shift to programs in areas in which we do not provide services or are less likely to be awarded contracts. A change in administration or changing national priorities may reduce defense-related and other programs due to competing demands for federal funds and the number and intensity of military conflicts or other factors.
The DoW has released a new Acquisition Transformation Strategy to rebuild the defense industrial base, which prioritizes speed and execution in the acquisition process, and may restructure contract requirements, reorganize the DoW workforce, shift its acquisition strategy toward longer-term contract structures, and require increased upfront investment on R&D-based concepts and solutions. We will remain engaged and responsive to these new requirements and assess impacts on our procurement, contracting and program execution.
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
In addition, it is possible that an impasse on policy issues could impact continuous government funding for the Department of Homeland Security through September 30, 2026, which could cause us to incur labor or other costs without reimbursement under customer contracts or the delay or cancellation of key programs, and could adversely affect our operations, cash flows, and financial results.
The U.S. government also conducts periodic reviews of U.S. defense strategies and priorities, which may shift DoW budgetary priorities, reduce overall spending or delay contract or task order awards for defense-related programs from which we would otherwise expect to derive a significant portion of our future revenues. A significant decline in overall U.S. government spending, a significant shift in spending priorities, the substantial reduction or elimination of defense-related programs or significant budget-related delays in contract or task order awards for large programs could adversely affect our future revenues and limit our growth prospects.

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
We generate revenues under several contract types, including cost-reimbursable, T&M, and FFP contracts. Under cost-reimbursable contracts, the government pays allowable costs incurred during performance of the contract plus a fee up to a ceiling based on the amount that has been funded. Cost, schedule, or technical performance issues on cost-reimbursable contracts could result in reduced fees, decreased profit, or program cancellation. Under T&M contracts, the government pays for the exact cost of all materials, plus a predetermined hourly rate for the labor involved. Under FFP contracts, the government pays a fixed price regardless of the actual costs of performance, meaning that we bear the risk of cost overruns, but we also have the opportunity for profit if we manage the program efficiently. Cost-reimbursable and T&M contracts are generally less profitable than FFP contracts. In fiscal 2026, approximately 62%, 22% and 16% of our total revenues came from cost-reimbursable contracts, T&M contracts and FFP contracts, respectively.
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
Many of our U.S. government contracts contain OCI clauses that may limit our ability to compete for or perform certain other contracts or other types of services for particular customers. OCI arises when we engage in activities that may make us unable to render impartial assistance or advice to the U.S. government, impair our objectivity in performing contract work, or provide us with an unfair competitive advantage. Existing OCI, and any OCI that may develop, could preclude our competition for or performance on a significant project or contract, which could limit our opportunities.
The U.S. government may issue or revise existing rules, regulations, and directives at any time, creating uncertainty and requiring unanticipated investments in related compliance efforts.
In recent quarters, the U.S. government customer has increasingly focused on affordability, efficiencies, and cost recovery when contracting with private companies. The U.S. government performs ongoing evaluations of federal agencies and existing government contracts, grants, and programs for affordability, efficiency, and alignment with U.S. government objectives. These efforts to reduce federal spending create uncertainty and risk for government contractors, including potentially resulting in change in budgetary priorities and timing on issuing awards. Decreases in, or delays in contract awards and in government spending on the types of programs that we support, and terminations or stop-work-orders on government contracts on which we are currently performing could adversely affect our future revenues and profitability. At the same time, given the nature of our business, the administration’s focus on efficiency, along with the potential for certain traditionally government functions to be transferred to private entities, may present business opportunities for us.
Federal legislation, regulations, executive orders, and other initiatives dealing with, among other things, procurement reform, the mitigation of potential OCIs, the deterrence of fraud, the U.S. government taking ownership stakes in certain competitors, the threat of contract cancellation if timely performance is not met, the elimination of diversity, equity, and inclusion (“DEI”), and changes in corporate environmental obligations, could affect our business. A recent executive order was issued to limit stock buy-backs, dividends or other forms of corporate distribution if certain contractors underperform on critical defense supply contracts. We will continue to monitor to determine if this ultimately affects our future revenues, cash flows and profitability. Additionally, we are subject to the laws and regulations of the states in which we operate, which, at times, may conflict with federal laws and regulations, introducing ambiguity.
Recent executive orders relating to DEI, other social issues and “return-to-office” requirements, along with pending legal challenges, create uncertainty and may be temporarily unsettling for portions of our workforce. As always, we are committed to complying with all applicable laws and regulations, and we do not anticipate an adverse impact on our future operations and revenues related to these executive orders.
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

An executive order was issued to overhaul the FAR, including simplifying the procurement process and potentially changing the criteria for cost allowability and compliance, which could negatively impact our profitability. In addition, the FAR Council recently proposed significant revisions to the FAR related to OCIs, which, if adopted, could limit our ability to bid on certain contracts and/or require us to modify or restructure some business relationships. They could also impose additional compliance burdens and constraints on our business operations. Increased costs related to identifying, assessing, and mitigating OCI's could negatively impact our profitability.
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
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
As of January 30, 2026, we have estimated $656 million of gross net operating loss carryforwards and gross tax basis in our acquired amortizable goodwill, as well as other intangible assets of approximately $1.1 billion. Net operating loss carryforwards and other tax attributes are subject to various annual limitations under Sections 382 and 383 of the Internal Revenue Code, which restricts a corporation’s ability to use such carryforwards and attributes following an ownership change.
Changes in tax laws and regulations or exposure to additional tax liabilities could adversely affect our financial results.
We are subject to income and other taxes in the U.S. and various foreign jurisdictions. Our future effective tax rates, profitability, cash flows, and financial position could be adversely affected by changes in applicable domestic or foreign tax laws, regulations, treaties, or policies (including those with retroactive effect), or their interpretation and application. This includes unanticipated changes in our tax provisions, increases in tax liabilities from final determinations of tax audits, disputes, litigation, or agreements, reevaluation of uncertain tax positions, or other factors requiring significant judgment.
In July 2025, the One Big Beautiful Bill Act (the “Act”) was enacted, making permanent or extending many provisions from the prior Tax Cuts and Jobs Act ("TCJA") while introducing key changes such as the repeal of mandatory capitalization of research and development expenditures, restoration of 100% depreciation for qualified property placed in service after January 19, 2025, and other modifications to deductions, credits, and incentives. These provisions have favorably affected our fiscal year 2026 results, including lower tax payments, improved cash flows from accelerated deductions on R&D, and an overall reduction in near-term cash tax liabilities compared to prior years impacted by TCJA amortization requirements.
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
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
We may make acquisitions, divestitures, investments, or enter into joint ventures in the future that involve numerous risks, which, if realized, may adversely affect our business and financial performance.
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
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
We use and deploy AI solutions for our customers that could harm our reputation, create liability if they do not function as predicted, or we are required to discontinue their use.
We deploy and integrate AI solutions for our business operations and for customers, including AI solutions that assist with the design, deployment, and management of AI applications that allow customers to work with their complex and sensitive data to power the most demanding analytics, data science, and AI use cases. These AI solutions may be vulnerable to misuse or cyberattack. Additionally, because this technology is developing so rapidly, we may be unable to keep up with new AI developments. We use some AI solutions that we develop and other AI solutions that we obtain from third parties. The development methods and algorithms of these solutions could be flawed, and the datasets could contain incorrect or biased information, which may require us to discontinue use of certain AI technology immediately or within short timelines. Content or code generated by AI systems may be vulnerable to cyberattack, require human review, be unreliable, illegal, or offensive, and could result in the AI solution not working as intended. If we deploy AI solutions that have unintended consequences or are more controversial than we anticipate, our customers may seek redress, and we may experience reputational harm that could affect our business or financial results, including increased costs, schedule delays, or operational disruptions. Our use and deployment of AI solutions and capabilities could be limited by, or subject to regulatory action, supply chain risk, or legal liability under, proposed rules or legislation regarding privacy, intellectual property, and other laws, which could ultimately affect our competitiveness in bids or impair our performance on existing contracts.
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
Many of the systems and networks that we develop, install, and maintain for our customers involve managing and protecting personal information and information relating to national security and other sensitive government functions. While we have programs designed to comply with relevant privacy and security laws and restrictions, if a system or network that we develop, install, or maintain were to fail or experience a security breach or service interruption (whether caused by us, third-party service providers, cybersecurity threats, or other events), we may experience loss of revenue, remediation costs, claims for damages, or contract termination. This could cause serious harm to our reputation and prevent us from having access to, or being eligible for, further work involving these systems and networks. Our errors and omissions liability insurance may not adequately compensate us for the damages that we incur, and our results could be adversely affected.
We depend on our teaming arrangements and relationships with other contractors and subcontractors. If we are not able to maintain these relationships, or if these parties fail to satisfy their obligations to us or the customer, our revenues, profitability, and growth prospects could be adversely affected.
We rely on teaming relationships with other prime contractors and subcontractors to bids on large procurements and other opportunities when we believe the combination of services, products, and solutions we can offer with teammates will help us win and perform the contract. Our future revenues and growth could be adversely affected if our partners reduce or end their contract relationships with us, or if the U.S. government terminates or reduces programs of prime contractors to which we subcontract, does not award them new contracts, or refuses to pay under a contract. We may contract with subcontractors that do not have experience on U.S. government contracts or with our customers, providing them with the experience, relationships, and past performance to compete with us on future contracts, which could potentially result in contract losses. If subcontractors fail to timely meet their contractual obligations or have regulatory compliance or other problems, our ability to fulfill our obligations as a prime contractor or higher tier subcontractor may be jeopardized.
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
required work in person, produce operational or other unforeseen challenges, and in the longer term, threaten our performance of contracts, any of which could harm our business and its results.
Although we have business continuity plans and other safeguards in place, there is no assurance that such plans and safeguards will be effective in preventing adverse impacts on our operations or long-term plans. Local conditions and regulations may delay the return of employees to business sites, which could undermine our efforts to meet our contractual obligations. Climate-related limitations on individual employees may also create obstacles to meeting customer requirements or our contractual obligations.
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
Except where required by law, we expressly disclaim a duty to update or revise any forward-looking statements after the date of this Form 10-K to reflect subsequent events, changed circumstances or expectations, or revised estimates and assumptions. The forward-looking statements in this Form 10-K are intended to be subject to the safe harbor protections in the federal securities laws.
Item 1B. Unresolved Staff Comments
No information is required in response to this item.
Item 1C. Cybersecurity
Risk Management and Strategy
We are subject to various cybersecurity risks and continuously monitor and assess our cybersecurity measures to protect against a multitude of cyber threats from adversaries, including nation state actors, that target critical infrastructure sectors such as the defense industrial base. A cybersecurity incident involving us or our subcontractors or suppliers could materially affect our operations, performance, and results.
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
As a defense contractor, we must comply with DoW cybersecurity requirements for handling Controlled Unclassified Information ("CUI") and requirements in the Defense Federal Acquisition Regulation Supplement ("DFARS") regarding reporting cybersecurity incidents to the DoW, including the DoW’s Cybersecurity Maturity Model Certification ("CMMC") program. We are participating in this program and plan to obtain the appropriate CMMC certification. We also adhere to the standards set forth by the National Institute of Standards and Technology (“NIST”) and the International Organization for Standardization (“ISO”) to ensure the highest level of security and operational excellence. Our commitment to compliance with these rigorous frameworks is integral to maintaining the confidentiality, integrity, and availability of our services and products.
We rely on various third-party providers, such as vendors, suppliers and other business partners for certain aspects of our operations. These third parties are also susceptible to cybersecurity risks. We conduct due diligence on the cybersecurity practices and controls on these providers and include provisions in our contracts requiring appropriate cybersecurity measures. In addition, in the case of a third-party cybersecurity incident, we identify and mitigate risks to minimize the effects to us from third-party incidents.
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
Governance
Management's Responsibilities
Our information security program is led by our corporate Chief Information Security Officer ("CISO"), who works closely in a cross-functional capacity with key corporate and operational business stakeholders, including our Chief Information Officer. They and the other individuals supporting our information security program demonstrate their cybersecurity expertise through qualifications such as prior work experience, possession of a cybersecurity certification, degree, or other cybersecurity experience. The CISO collaborates with these functions for the purpose

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
of establishing processes and procedures to monitor potential cybersecurity risks, identifying cybersecurity incidents, implementing appropriate mitigation measures, reporting cybersecurity breaches, assessing materiality, maintaining our cybersecurity program, and other information security incidents. The CISO provides regular updates and written reports on our cybersecurity posture and preparedness to senior management, the Audit Committee, the Nominating and Corporate Governance Committee and the Board.
Board of Directors' Roles and Responsibilities
Our cybersecurity risks and associated mitigations, as part of our enterprise risk management ("ERM"), are continually monitored by senior leadership. The Nominating and Corporate Governance Committee of our Board of Directors oversees the ERM process. The Chief Risk Officer reports to the Nominating and Corporate Governance Committee on a quarterly basis regarding the ERM program.
These risks and mitigations are also subject to oversight by the Audit Committee of our Board of Directors. The Audit Committee is the primary committee that oversees enterprise cybersecurity risks and reviews cybersecurity matters, including our policies and procedures for protecting our cybersecurity infrastructure and for compliance with data protection and security regulations, and related risks. The Audit Committee receives information regarding such risks from management, including our CISO, and reports to the Board on a quarterly basis. The Audit Committee also oversees the Board’s response to any significant cybersecurity incidents.
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
Item 2. Properties
We occupy approximately 3 million square feet of floor space, substantially all of which is leased. Our corporate headquarters is located in Reston, Virginia. Our principal locations outside of Reston, Virginia include Chantilly, Virginia; Arlington, Virginia; Huntsville, Alabama; El Segundo, California; Bedford, Indiana; and Charleston, South Carolina. As of January 30, 2026, we conducted our operations at approximately 106 properties located in 20 states, the District of Columbia, and various foreign countries. We consider our facilities suitable and adequate for our present needs, which are generally limited to office, integration, warehouse and computer laboratory spaces.
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Through closing of trading on March 4, 2024, our common stock was listed on the New York Stock Exchange under the ticker symbol "SAIC." Effective as of the opening of trading on March 5, 2024, we voluntarily transferred the listing of our shares of common stock to The Nasdaq Stock Market LLC. Our common stock continues to be traded under the symbol “SAIC." As of March 6, 2026, there were approximately 17,000 holders of record of our common stock. The number of holders of record of our common stock may not be representative of the number of beneficial owners due to shares that may be held by depositories, brokers or nominees.
We declared and paid cash dividends on our common stock of $0.37 per share each quarterly period of fiscal 2026, 2025 and 2024. Total dividends declared and paid during fiscal 2026, 2025 and 2024 were $1.48 per share. Quarterly cash dividends are typically paid in April, July, October and January, for the first, second, third and fourth quarters, respectively. We currently intend to continue paying quarterly cash dividends in the near future, although the declaration of any future dividends and the amount thereof will be determined by our Board of Directors and will depend on many factors, including our financial condition, capital requirements, available cash, results of operations, and other factors our Board of Directors may deem relevant.
Stock Performance Graph
The following graph compares the total cumulative return on our common stock, from the beginning of fiscal year 2020 through fiscal year 2026, to two indices: (i) the Russell 1000 Index and (ii) the Dow Jones US Computer Services Index. The graph assumes an initial investment of $100 on January 29, 2021 and that dividends have been reinvested. The comparisons in the graph are required by the U.S. Securities and Exchange Commission ("SEC"), based upon historical data and are not intended to forecast or be indicative of possible future performance of our common stock.

$220
$200
$180
$160
$140
$120
$100
$80
Dollars
01/29/21
01/28/22
02/03/23
02/02/24
01/31/25
01/30/26
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
The following table presents repurchases of our common stock during the three months ended January 30, 2026:

Period(1)	Total Number of Shares (or Units) Purchased(2)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(3)(4)
November 1, 2025 - December 5, 2025	397,524	$89.30	397,524	7,677,112
December 6, 2025 - January 2, 2026	299,156	101.28	299,156	7,331,505
January 3, 2026 - January 30, 2026	285,117	107.87	282,337	6,992,885
Total	981,797	$98.34	979,017
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
(3)In December 2024, our Board of Directors authorized the repurchase of up to $1.2 billion of our outstanding common stock under our existing share repurchase plan. As of January 30, 2026, we have repurchased approximately 28.5 million shares of our common stock under the plan for approximately $2.5 billion, which included amounts previously authorized under the plan prior to December 2024.
(4)The maximum number of shares that may yet be purchased under our publicly announced plans or programs is calculated by taking the total remaining dollars authorized at the end of each period and dividing it by the closing stock price as of the period end date.
Item 6. [Reserved]

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations, and quantitative and qualitative disclosures about market risk should be read in conjunction with our consolidated financial statements and the related notes included in this Form 10-K, as well as Part II, Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the year ended January 31, 2025, which provides additional information on comparisons of fiscal 2025 and 2024. It contains forward-looking statements (which may be identified by words such as those described in “Risk Factors—Forward-Looking Statement Risks” in Part I, Item 1A of this report), including statements regarding our intent, belief, or current expectations with respect to, among other things, trends affecting our financial condition or results of operations; backlog; our industry; government budgets and spending; market opportunities; the impact of competition; and the impact of acquisitions and divestitures. Such statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those in the forward-looking statements as a result of various factors. Risks, uncertainties and assumptions that could cause or contribute to these differences include those discussed below and elsewhere in this report, particularly in “Risk Factors” in Part I, Item 1A of this report. Due to such risks, uncertainties and assumptions, you are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date hereof. We do not undertake any obligation to update these factors or to publicly announce the results of any changes to our forward-looking statements due to future results or developments.
We use the terms "SAIC," the “Company,” “we,” “us” and “our” to refer to Science Applications International Corporation and its consolidated subsidiaries.
We utilize a 52/53 week fiscal year ending on the Friday closest to January 31, with fiscal quarters typically consisting of 13 weeks. Fiscal 2026 began on February 1, 2025 and ended on January 30, 2026, fiscal 2025 began on February 3, 2024 and ended on January 31, 2025, and fiscal 2024 began on February 4, 2023 and ended on February 2, 2024.
Business Overview
We are a leading technology integrator providing full life cycle services and solutions in the technical, engineering and mission and enterprise information technology ("IT") markets. We developed our brand by addressing our customers’ mission critical needs and solving their most complex problems for over 50 years. As one of the largest pure-play technology service providers to the U.S. government, we serve markets of significant scale and opportunity. Our primary customers are the departments and agencies of the U.S. government. We serve our customers through approximately 1,700 active contracts and task orders and employ approximately 23,000 individuals who are led by an experienced executive team of proven industry leaders. Our long history of serving the U.S. government has afforded us the ability to develop strong and longstanding relationships with some of the largest customers in the markets we serve. Substantially all of our revenues and tangible long-lived assets are generated and located in the United States.
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
The Defense and Intelligence segment provides a diverse portfolio of national security solutions to the DoW and the Intelligence Community of the United States Government.
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
Effective January 31, 2026, the first day of fiscal 2027, we completed a business reorganization that consolidated our five business groups into three. The reorganization is designed to simplify our structure and optimize operations and customer focus for growth. The consolidated business groups will continue to report directly to our Chief Executive Officer (“CEO”) who will continue to be the chief operating decision maker (“CODM”). We do not expect the reorganization to have an impact on our reportable segments.
Economic Opportunities, Challenges, and Risks
In fiscal 2026, we generated 98% of our revenues from contracts with the U.S. government, including subcontracts on which we perform. Our business performance is affected by the overall level of U.S. government spending and the alignment of our offerings and capabilities with the budget priorities of the U.S. government. In March 2025, the President signed a continuing resolution ("CR") that extends government funding through the close of government fiscal year ("GFY") 2025. The measure provides budget certainty for agencies through September 30, 2025. The CR also provides flexibility for new starts on programs at the DoW, which are typically not allowed under CRs.
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
In February 2026, the President signed an appropriations package that finalized full-year funding for most government agencies. All agencies and functions funded by those bills will now be covered in full through September 30, 2026, the close of GFY 2026. The Department of Homeland Security is currently the only remaining agency with a delay in approved appropriations for GFY 2026 and is currently shut down. If the shutdown continues for an extended period of time, it could have an adverse impact on our financial outlook.
As part of the budget reconciliation package signed into law in July 2025, the federal debt limit was increased by $5 trillion. This is expected to extend protection from a potential government default until at least the end of calendar year 2026.
The U.S. government administration has put in place a number of executive orders and actions which could affect our business. In addition, the U.S government performs an ongoing evaluation of the structure and priorities of Federal agencies. Agencies are conducting comprehensive reviews of existing and new contracting activity to identify potential efficiencies or nonalignment with new Administration priorities. Our contracts have been, and will continue to be, subject to these reviews. We have not experienced a material financial statement impact from recent executive orders or program cancellations across the government. However, ongoing reductions in personnel, changes in agency alignment, required reviews of new contracting activity, decreases or delays in new or existing contract awards and in government spending on the types of programs that we support, and terminations or stop-work-orders and delay in funding on government contracts on which we are currently performing could adversely affect our future revenues, cash flows and profitability.

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
On October 15, 2025, we acquired SilverEdge Government Solutions ("SilverEdge"), an innovative provider of mission-driven technology solutions and products. The acquisition advances our strategy to provide mission focused solutions and commercial products to our customers. See Note 4—Acquisitions and Divestitures to the consolidated financial statements contained within this report for additional information.
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
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
Consolidated Results of Operations
The following table summarizes our results of operations:

	Year Ended
	January 30, 2026	Percent change	January 31, 2025	Percent change	February 2, 2024
	(dollars in millions)
Revenues	$7,262	(3)%	$7,479	—%	$7,444
Cost of revenues	6,390	(3)%	6,587	—%	6,572
As a percentage of revenues	88.0%		88.1%		88.3%
Selling, general and administrative expenses	350	3%	339	(9)%	373
(Gain) loss on divestitures, net of transaction costs	—	—%	—	(100)%	(240)
Other operating (income) expense	1	(110)%	(10)	400%	(2)
Operating income	521	(7)%	563	(24)%	741
As a percentage of revenues	7.2%		7.5%		10.0%
Provision for income taxes	(29)	(56)%	(66)	(54)%	(143)
Net income	$358	(1)%	$362	(24)%	$477
Revenues. Revenues decreased $217 million from fiscal 2025 to fiscal 2026 primarily due to contract completions and ramp down in volume on existing contracts, including approximately $26 million attributable to the government shutdown, partially offset by new contracts. Revenues attributed to SilverEdge for the year ended January 30, 2026 were $27 million. Adjusting for the acquisition of SilverEdge, revenues contracted by approximately 3.3%.
Cost of Revenues. Cost of revenues decreased $197 million from fiscal 2025 to fiscal 2026 primarily due to contract completions and ramp down in volume on existing contracts, partially offset by new contracts.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $11 million from fiscal 2025 to fiscal 2026 primarily due to executive transition costs, net of recoveries and costs related to the settlement of federal tax audits, partially offset by a recovery of costs from the settlement of a patent infringement matter (see Note 17—Legal Proceedings and Other Commitments and Contingencies for additional information).
Operating Income. Operating income as a percentage of revenues decreased from fiscal 2025 to fiscal 2026 primarily due to executive transition costs, net of recoveries, the favorable resolution of the Assault Amphibious Vehicle ("AAV") contract termination in the prior year ($13 million), costs related to the settlement of federal tax audits, and timing and volume mix in our contract portfolio, partially offset by a recovery of costs from the settlement of a patent infringement matter.
Income Taxes. Our effective income tax rate for fiscal 2026 was 7.5%, compared to 15.5% for fiscal 2025. This decrease was primarily driven by a $47 million tax benefit related to an IRS audit settlement, pending final

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
administrative approvals, covering fiscal years 2016 through 2019, and adjustments in liabilities for uncertain tax positions related to other open tax years.
On July 4, 2025, the One Big Beautiful Bill Act (the “Act”) was enacted, introducing significant changes to U.S. corporate income tax laws. One key provision of the Act permanently reinstates the immediate expensing of U.S. research and development expenditures, resulting in a cash tax benefit in the current year. Based on our interpretation, the Act results in an increase to our income taxes receivable with an offsetting decrease to our deferred tax assets and an increase to our effective tax rate for the year. These impacts are reflected in our current period effective tax rate but may change as we await further interpretive guidance from the IRS.
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
The following tables summarize our results of operations by reportable segment:

Defense and Intelligence	Year Ended
	January 30, 2026	Percent change	January 31, 2025	Percent change	February 2, 2024
	(dollars in millions)
Revenues	$5,581	(3)%	$5,726	(2)%	$5,817
Adjusted operating income	$478	(6)%	$509	1%	$504
As a percentage of revenues	8.6%		8.9%		8.7%
Revenues. Revenues decreased $145 million from fiscal 2025 to fiscal 2026 primarily due to contract completions and ramp down in volume on existing contracts, partially offset by new contracts. Revenues attributed to SilverEdge for the year ended January 30, 2026 were $27 million.
Adjusted operating income. Adjusted operating income as a percentage of revenues decreased from fiscal 2025 to fiscal 2026 primarily due to contract completions and ramp down in volume on existing contracts and the favorable resolution of the AAV contract termination in the prior year ($13 million), partially offset by new contracts.

Civilian	Year Ended
	January 30, 2026	Percent change	January 31, 2025	Percent change	February 2, 2024
	(dollars in millions)
Revenues	$1,681	(4)%	$1,753	8%	$1,627
Adjusted operating income	$228	6%	$216	5%	$206
As a percentage of revenues	13.6%		12.3%		12.7%
Revenues. Revenues decreased $72 million from fiscal 2025 to fiscal 2026 primarily due to ramp down in volume on existing contracts and contract completions, partially offset by new contracts.
Adjusted operating income. Adjusted operating income as a percentage of revenues increased from fiscal 2025 to fiscal 2026 primarily due to improved profitability across the contract portfolio.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Corporate	Year Ended
	January 30, 2026	Percent change	January 31, 2025	Percent change	February 2, 2024
	(dollars in millions)
Adjusted operating loss	$(4)	(80)%	$(20)	(61)%	$(51)
Adjusted operating loss. Adjusted operating loss decreased from fiscal 2025 to fiscal 2026 primarily due to recovery of costs from the settlement of a patent infringement matter and lower other selling, general and administrative expenses.
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
Adjusted operating income. Adjusted operating income is a performance measure that primarily excludes the impact of non-recurring transactions and activities that we do not consider to be indicative of our ongoing operating performance. Adjusted operating income is calculated by taking operating income and excluding depreciation and amortization, acquisition, integration, restructuring, and impairment costs, and any other material non-recurring costs. Acquisition, integration, restructuring and impairment costs represent costs incurred related to acquisitions, reorganizations, facilities optimization efforts, and impairments of long-lived assets, along with associated depreciation. Recovery of acquisition, integration, restructuring and impairment costs represents costs recovered through our indirect rates in accordance with Cost Accounting Standards. Depreciation of property, plant, and equipment relates to property, plant, and equipment specifically identifiable for each segment and Corporate. Adjusted operating income also excludes amortization of intangible assets because we do not have a history of significant acquisition activity, and therefore consider acquisitions to be a non-recurring activity, and the amount of an acquisition's purchase price allocated to intangible assets and the related amortization term are unique to each acquisition. Executive transition costs, net of recoveries, represent costs associated with the departure of our CEO and other executives in the third quarter of the fiscal year 2026, net of the portion recovered through our indirect rates in accordance with Cost Accounting Standards. Costs related to the settlement of federal tax audits represent costs related to the IRS audit settlement for fiscal years 2016 through 2019. The (Gain) loss on divestitures, net of transaction costs includes gains associated with the deconsolidation of FSA and the sale of the Supply Chain Business.
We believe that adjusted operating income provides management and investors with useful information in assessing trends in our ongoing operating performance and may provide greater visibility in understanding our long-term financial performance.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
Adjusted operating income for the periods presented were calculated as follows:

	Year Ended
	January 30, 2026	January 31, 2025	February 2, 2024
	(dollars in millions)
Revenues	$7,262	$7,479	$7,444
Operating income	$521	$563	$741
Operating income as a percentage of revenues	7.2%	7.5%	10.0%
Depreciation of property, plant, and equipment	30	25	26
Amortization of intangible assets	119	115	115
Acquisition, integration, restructuring and impairment costs	16	6	24
Depreciation included in restructuring and impairment costs	(1)	(1)	(1)
Recovery of acquisition, integration, restructuring and impairment costs(1)	(6)	(3)	(6)
Executive transition costs, net of recoveries	16	—	—
Costs related to the settlement of federal tax audits	7	—	—
(Gain) loss on divestitures, net of transaction costs	—	—	(240)
Adjusted operating income	$702	$705	$659
Adjusted operating income as a percentage of revenues	9.7%	9.4%	8.9%
(1)    Adjustment reflects the portion of acquisition, integration, restructuring and impairment costs recovered through our indirect rates in accordance with U.S. government Cost Accounting Standards.
EBITDA and Adjusted EBITDA. The performance measure EBITDA is calculated by taking net income and excluding interest and loss on sale of receivables, provision for income taxes, and depreciation and amortization. Adjusted EBITDA is a performance measure that excludes the impact of non-recurring transactions and activities that we do not consider to be indicative of our ongoing operating performance. Adjusted EBITDA is calculated by taking EBITDA and excluding acquisition, integration, restructuring and impairment costs, and any other material non-recurring costs. Acquisition, integration, restructuring and impairment costs represent costs incurred related to acquisitions, reorganizations, facilities optimization efforts, and impairments of long-lived assets, along with associated depreciation. Recovery of acquisition, integration, restructuring and impairment costs represents costs recovered through our indirect rates in accordance with Cost Accounting Standards. Executive transition costs, net of recoveries, represent costs associated with the departure of our CEO and other executives in the third quarter of the fiscal year 2026, net of the portion recovered through our indirect rates in accordance with Cost Accounting Standards. Costs related to the settlement of federal tax audits represent costs related to the IRS audit settlement for fiscal years 2016 through 2019. The (Gain) loss on divestitures, net of transaction costs includes gains associated with the deconsolidation of FSA and the sale of the Supply Chain Business.
We believe that EBITDA and adjusted EBITDA provide management and investors with useful information in assessing trends in our ongoing operating performance and may provide greater visibility in understanding the long-term financial performance of our Company.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
EBITDA and adjusted EBITDA for the periods presented were calculated as follows:

	Year Ended
	January 30, 2026	January 31, 2025	February 2, 2024
	(dollars in millions)
Revenues	$7,262	$7,479	$7,444
Net income	$358	$362	$477
Interest expense, net and loss on sale of receivables	140	140	129
Provision for income taxes	29	66	143
Depreciation and amortization	149	140	142
EBITDA	676	708	891
EBITDA as a percentage of revenues	9.3%	9.5%	12.0%
Acquisition, integration, restructuring and impairment costs	16	6	24
Depreciation included in restructuring and impairment costs	(1)	(1)	(1)
Recovery of acquisition, integration, restructuring and impairment costs(1)	(6)	(3)	(6)
Executive transition costs, net of recoveries	16	—	—
Costs related to the settlement of federal tax audits	7	—	—
(Gain) loss on divestitures, net of transaction costs	—	—	(240)
Adjusted EBITDA	$708	$710	$668
Adjusted EBITDA as a percentage of revenues	9.7%	9.5%	9.0%
(1)    Adjustment reflects the portion of acquisition, integration, restructuring and impairment costs recovered through our indirect rates in accordance with U.S. government Cost Accounting Standards.
Adjusted operating income and adjusted EBITDA as a percentage of revenues increased from fiscal 2025 to fiscal 2026 primarily due to a recovery of costs from the settlement of a patent infringement matter and lower other selling, general and administrative expenses, partially offset by the favorable resolution of the AAV contract termination in the prior year ($13 million), and timing and volume mix in our contract portfolio.
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
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
The estimated value of our total backlog as of the dates presented was:

	January 30, 2026			January 31, 2025
	Defense and Intelligence	Civilian	Total SAIC	Defense and Intelligence	Civilian	Total SAIC
	(in millions)
Funded backlog	$2,511	$1,061	$3,572	$2,599	$845	$3,444
Negotiated unfunded backlog	15,869	3,181	19,050	15,341	3,072	18,413
Total backlog	$18,380	$4,242	$22,622	$17,940	$3,917	$21,857
We had net bookings worth an estimated $7.8 billion and $6.6 billion during fiscal 2026 and 2025, respectively.
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

	Year Ended January 30, 2026
	Defense and Intelligence	Civilian	Total SAIC
Cost reimbursement	79%	3%	62%
Time and materials ("T&M")	9%	67%	22%
Firm-fixed price ("FFP")	12%	30%	16%
Total	100%	100%	100%

	Year Ended January 31, 2025
	Defense and Intelligence	Civilian	Total SAIC
Cost reimbursement	79%	5%	62%
Time and materials ("T&M")	10%	62%	22%
Firm-fixed price ("FFP")	11%	33%	16%
Total	100%	100%	100%

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

	Year Ended February 2, 2024
	Defense and Intelligence	Civilian	Total SAIC
Cost reimbursement	76%	5%	61%
Time and materials ("T&M")	9%	60%	20%
Firm-fixed price ("FFP")	15%	35%	19%
Total	100%	100%	100%
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

	Year Ended January 30, 2026
	Defense and Intelligence	Civilian	Total SAIC
Labor-related cost of revenues(1)	58%	58%	58%
Subcontractor-related cost of revenues	28%	31%	29%
Other materials-related cost of revenues	14%	11%	13%
Total	100%	100%	100%

	Year Ended January 31, 2025
	Defense and Intelligence	Civilian	Total SAIC
Labor-related cost of revenues(1)	56%	56%	56%
Subcontractor-related cost of revenues	29%	30%	29%
Other materials-related cost of revenues	15%	14%	15%
Total	100%	100%	100%

	Year Ended February 2, 2024
	Defense and Intelligence	Civilian	Total SAIC
Labor-related cost of revenues(1)	54%	59%	55%
Subcontractor-related cost of revenues	29%	35%	31%
Supply chain materials-related cost of revenues	3%	—%	2%
Other materials-related cost of revenues	14%	6%	12%
Total	100%	100%	100%
(1) Labor-related cost of revenues includes direct labor on customer contracts, direct fringe, and other direct costs.
Liquidity and Capital Resources
As a services provider, our business currently requires minimal infrastructure investment. We expect to fund our ongoing working capital, commitments and any other discretionary investments with cash on hand, future operating cash flows and, if needed, borrowings under our $1.0 billion Revolving Credit Facility and $300 million Master Accounts Receivable Purchase Agreement ("MARPA Facility") (see Note 14—Sale of Receivables to the consolidated financial statements contained within this report for additional information).
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
Borrowings under our Term Loan Facilities and our Revolving Credit Facility ("Credit Facility") incur interest at a variable rate.
During fiscal 2026, we issued unsecured senior notes through a private offering and amended our Credit Facility. See Note 11—Debt Obligations to the consolidated financial statements contained within this report for additional information.
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
We may repurchase shares in accordance with established repurchase plans. We retire our common stock upon repurchase with the excess over par value allocated to additional paid-in capital. When repurchases for the period exceed total additional-paid-in-capital, the excess repurchases are recorded as a reduction to retained earnings. We have not made any material purchases of common stock other than in connection with established share repurchase plans.
During fiscal 2026, we repurchased approximately 4.0 million shares of our common stock from the open market under our existing share repurchase plan for approximately $422 million. In December 2024, our Board of Directors authorized the repurchase of up to $1.2 billion of our outstanding common stock under our existing share repurchase plan. As of January 30, 2026, we have repurchased approximately 28.5 million shares of our common stock under the plan for approximately $2.5 billion, which included amounts previously authorized under the plan prior to December 2024.
The following table summarizes our principal contractual commitments as of January 30, 2026:

	Total	Due in Fiscal 2027
	(in millions)
Debt, including current portion	$2,501	$19
Interest payments on debt(1)	666	135
Operating lease obligations	277	33
Estimated purchase obligations(2)	72	50
Other liabilities(3)	90	21
Total contractual obligations	$3,606	$258
(1)Amounts include an estimate of future variable interest payments on the Term Loan Facilities based on scheduled outstanding principal amounts, current applicable margin and projected 1-month and 3-month Term SOFR as of January 30, 2026.
(2)Excludes purchase orders for services or products to be delivered pursuant to U.S. government contracts in which we have full recourse under normal contract termination clauses.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
(3)Other liabilities primarily consist of liabilities associated with deferred compensation plan obligations and liabilities for unrecognized tax benefits. Deferred compensation plan obligations due in fiscal 2027 are based on participants’ payment elections on retirement and estimated retirement ages. Liabilities for unrecognized tax benefits due in fiscal 2027 are based on the fiscal year in which the reversals of timing positions are likely to occur. This amount excludes estimated future minimum commitments related to our Defined Benefit Plans (see Note 9—Retirement Plans).
See respective notes to the consolidated financial statements contained within this report for further information about our long-term debt (Note 11—Debt Obligations), lease payment obligations (Note 15—Operating Leases), liabilities for unrecognized tax benefits (Note 10—Income Taxes), and letters of credit and surety bonds (Note 17—Legal Proceedings and Other Commitments and Contingencies).
Historical Cash Flow Trends
The following table summarizes our cash flows:

	Year Ended
	January 30, 2026	January 31, 2025	February 2, 2024
	(in millions)
Net cash provided by operating activities	$609	$494	$396
Net cash (used in) provided by investing activities	(248)	(35)	314
Net cash used in financing activities	(235)	(498)	(725)
Total increase (decrease) in cash, cash equivalents and restricted cash	$126	$(39)	$(15)
Cash Flows Provided by Operating Activities. Cash flows provided by operating activities were $609 million for fiscal 2026, which represented an increase of $115 million from fiscal 2025. The increase was primarily due to timing of customer collections, lower cash outflows from the usage of the MARPA Facility, lower cash taxes paid, net of tax refunds received in the current year, and other changes in working capital, partially offset by timing of vendor payments.
Cash (Used in) Provided by Investing Activities. Cash used in investing activities increased by $213 million in fiscal 2026 compared to the prior year period primarily due to $203 million of cash paid in the current year for the acquisition of SilverEdge, net of cash acquired and proceeds from the sale of equity method investments in the prior year.
Cash Used in Financing Activities. Cash used in financing activities decreased by $263 million in fiscal 2026 compared to the prior year period primarily due to higher proceeds from borrowings, net of principal payments and debt issuance costs, and a decrease in stock repurchases in the current year.
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
and complex judgments. Typically, the circumstances that make these judgments difficult, subjective and complex have to do with making estimates about the effect of matters that are inherently uncertain. These policies are described below.
Revenue Recognition. We generate our revenues primarily from long-term contracts in which we provide technical, engineering and mission and enterprise IT services directly for the U.S. government and as a subcontractor with other contractors engaged in work for the U.S. government. We evaluate the nature of the contract and the services provided when determining the accounting method utilized for each contract. We recognize a significant portion of our revenues using a cost input measure of progress that requires us to rely on the skill and expertise of our engineers, program managers and business management professionals in the many areas of cost estimation. These estimates of costs can span several years and take into account many factors including the availability, productivity and cost of labor, potential delays in our performance and the level of future indirect cost allocations.
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
A significant portion of our contracts recognize revenue using a cost input measure (cost-to-cost), which requires estimates of total costs at completion. Estimating costs at completion is complex due to the nature of the services being performed and the length of certain contracts. Contract costs generally include direct costs, such as labor, subcontract costs and materials, and indirect costs identifiable with or allocable to a specific contract. Management must make assumptions regarding the complexity of the work to be performed, the schedule and associated tasks, labor productivity and availability, increases in wages and prices of materials, execution by our subcontractors, overhead cost rates, and other variables. For contracts using a cost input measure, when total expected contract costs exceed total estimated contract revenues, we recognize the total estimated loss in the quarter identified. Total estimated losses are inclusive of any unexercised options that are probable of award, only if they increase the amount of the loss. Aggregate net changes in contract estimates increased operating income by $1 million and $15 million for fiscal 2026 and 2025, respectively. Aggregate net changes in contract estimates were immaterial in fiscal 2024. For additional information related to changes in estimates on contracts, including gross favorable and unfavorable adjustments as well as the impact to earnings per share, see Note 3—Revenues to the consolidated financial statements contained within this report.
Business Combinations. We record substantially all assets acquired and liabilities assumed in a business combination at fair value as of the acquisition date. The excess amount of the aggregated purchase consideration paid over the fair value of the net of assets acquired and liabilities assumed is recorded as goodwill.
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
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
Goodwill and Intangible Assets. Goodwill is recorded as the difference between the aggregate consideration paid for an acquisition and the fair value of the assets acquired and liabilities assumed. Goodwill is not amortized, but rather tested for potential impairment annually at the beginning of the fourth quarter, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable.
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
During the fourth quarter of fiscal 2026, we completed our annual goodwill impairment testing using a qualitative assessment and determined that it was more likely than not that an impairment did not exist and that a quantitative analysis was not necessary.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
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
Interest Rate Risk
Debt obligations. Our financial risk management objective is to reduce the negative impact to earnings from changes in interest rates, which we may manage through operational means or the use of financial instruments, such as interest rate swaps. As of January 30, 2026, we have approximately $1.6 billion of variable rate debt. The fair value of our outstanding long-term debt obligations approximates their carrying value. We regularly evaluate our outstanding debt agreements to meet our risk management objective. A hypothetical 50 basis points ("bps") change to interest rates would have a net impact of $8 million on our results of operations and cash flows. For additional information related to our debt agreements, see Note 11—Debt Obligations to the consolidated financial statements contained in this report.
Cash equivalents. A 10% unfavorable interest rate movement for interest earned on our cash and cash equivalents would not materially impact the value of our cash holdings and would have a negligible impact on interest income at current market interest rates.
Inflation Risk
For each of the most recent three fiscal years ended January 30, 2026, inflation has not had a significant impact on our revenues or costs. Approximately 62% of our revenues for fiscal 2026 were derived from cost-reimbursement type contracts, which have limited inflation risk because our contracts generally entail the provision of labor on a reimbursable basis, and, when materials are acquired, they provide for billing to the customer during the period in which the materials were received. Bids for longer-term FFP and T&M contracts typically include sufficient provisions for labor and other cost escalations to cover anticipated cost increases over the period of performance. As a result, if we were to experience significant levels of inflation, our revenues and costs for cost-type contracts would generally both increase commensurate with inflation and operating income as a percentage of total revenues

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
would not be significantly affected. Operating income as a percentage of total revenues would not be significantly affected for longer-term FFP and T&M contracts to the extent that bid contract cost escalations are sufficient to cover heightened inflation levels.
Item 8. Financial Statements and Supplementary Data
See our consolidated financial statements attached hereto and listed on the index found on page F-1 of this report.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
No information is required in response to this item.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer (our Chief Executive Officer) and principal financial officer (our Chief Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of January 30, 2026, and our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the fourth quarter of fiscal 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our internal control over financial reporting as of January 30, 2026 based on the framework established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our management has assessed in its evaluation the effectiveness of our internal control over financial reporting as of January 30, 2026 and has concluded that our internal control over financial reporting was effective.
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
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of
Science Applications International Corporation
Opinion on Internal Control Over Financial Reporting
We have audited Science Applications International Corporation's internal control over financial reporting as of January 30, 2026, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Science Applications International Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of January 30, 2026, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of January 30, 2026 and January 31, 2025, the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended January 30, 2026, and the related notes and our report dated March 16, 2026 expressed an unqualified opinion thereon.
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
March 16, 2026

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
Item 9B. Other Information
During the three months ended January 30, 2026, no director or officer of the Company adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as such terms are defined in Item 408 of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
No information is required in response to this item.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
Part III
Item 10. Directors, Executive Officers and Corporate Governance
Our executive officers as of March 16, 2026, are listed below, along with their ages on that date, positions and offices held and business experience during at least the past five years. All such persons have been elected to serve until their successors are elected and qualified or until their earlier resignation or removal.

Name of officer	Age	Position(s) with the Company and prior business experience

James C. Reagan	67
Chief Executive Officer since February 2026. Mr. Reagan previously served as Interim Chief Executive Officer for the Company from October 2025 to February 2026 and served as Executive Vice President and Chief Financial Officer of Leidos Holdings, Inc. from July 2015 until July 2021. Prior to joining Leidos, Mr. Reagan served as Chief Financial Officer for several organizations including Vencore, Inc., a defense contractor serving the Intelligence Community and Department of Defense, and at PAE, Inc., a defense and government services engineering contractor. Mr. Reagan was also Chief Financial Officer of Aspect Communications and held several senior roles at MCI Telecommunications, Nextel and AMS. Mr. Reagan has served as an independent member of the Board from January 2023 to October 2025, and has continued to serve on the Board since October 2025 in an Employee Director capacity.

Prabu Natarajan	55
Executive Vice President and Chief Financial Officer since January 2021. Prior to joining SAIC, Mr. Natarajan was Vice President of Financial Planning and Merger and Acquisition for Northrop Grumman from January 2016 to December 2020. Mr. Natarajan joined Northrop Grumman in August 2011 and was also Vice President of Business Management and CFO for the Information Systems Sector from August 2014 to January 2016 and Vice President, Treasurer and Taxes from August 2011 to August 2014. Mr. Natarajan has held positions at The AES Corporation and PricewaterhouseCoopers LLP.

Hilary L. Hageman	57
Executive Vice President, General Counsel and Corporate Secretary since July 2022. Ms. Hageman previously served as Senior Vice President and Deputy General Counsel at SAIC until 2019 when she became the General Counsel and Corporate Secretary of Cubic Corporation. Immediately prior to her return to SAIC, Ms. Hageman served as Executive Vice President, General Counsel and Corporate Secretary for a public satellite company primarily supporting the defense and aerospace industries. Ms. Hageman has also held other senior legal roles at CACI and at the U.S. Department of War.

Kathleen T. McCarthy	61
Executive Vice President and Chief Human Resources Officer since May 2025. Prior to joining SAIC, Ms. McCarthy served as Chief Human Resources Officer for the Defense & Systems and GE Aviation businesses of GE Aerospace from February 2021 to May 2025. Prior to that, she was Chief Human Resources Officer of GE Digital from January 2019 to February 2021. Ms. McCarthy also held HR leadership roles across American Express and Thomson Reuters.

Srinivas Attili	48
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

Vincent P. DiFronzo	67
Executive Vice President of the Air Force, Space and Intelligence Business Group since January 2026 and Executive Vice President of the Air Force and Combatant Commands Business Group from February 2024 until January 2026. Previously, Mr. DiFronzo served as Vice President and Senior Vice President of Operations, Air Force, Space Force, and Combatant Commands from March 2020 until October 2020 and as an SAIC Vice President from June 2015 until March 2020. Mr. DiFronzo served as Assistant Vice President at Alion Science and Technology Corporation from December 2013 to May 2015 and as Senior Program Manager at Scientific Research Corporation from November 2008 through December 2010.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Barbara M. Supplee	56
Executive Vice President of the Army Navy Business Group since January 2026, Executive Vice President of the Navy Business Group from February 2024 until January 2026, and SAIC Senior Vice President from March 2023 until February 2024. Before joining SAIC, Ms. Supplee served as Vice President and General Manager for Navy and Marine Corps at GDIT from November 2022 until March 2023. She previously held several positions at CACI International, including Senior Vice President, August 2021 until November 2022; Vice President of Business Development, February 2021 until August 2021; and Vice President, April 2019 until February 2021. Before joining GDIT, she was Senior Capture Director and Executive Director at BAE Systems from June 2014 until February 2021.

For additional information required by Item 10 with respect to executive officers and directors, including audit committee and audit committee financial experts, procedures by which stockholders may recommend nominees to the Board of Directors, and compliance with Section 16(a) of the Securities Exchange Act of 1934, see the information set forth under the captions “Proposal 1—Election of Directors,” “Corporate Governance” and “Other Information” in the 2026 Definitive Proxy Statement, which information is incorporated by reference into this report.
We have adopted a Code of Conduct, which describes our standards for protecting SAIC and customer assets, fostering a safe and healthy work environment, dealing fairly with customers and others, conducting business properly, reporting misconduct and protecting employees from retaliation. This Code applies to all directors, executive officers and employees and forms the foundation of our corporate policies and procedures designed to promote ethical behavior in all aspects of our business. To obtain copies of the Code of Conduct, visit our website at investors.saic.com and click on the links titled “Governance” then "Governance Documents" and then “Code of Conduct.” We intend to post on our website any material changes to or waivers from our Code of Conduct. The information on our website is not incorporated by reference into and is not a part of this report.
We have adopted an insider trading policy that governs the purchase, sale, and/or other transactions of our securities by our directors, officers and employees. A copy of our insider trading policy is filed as Exhibit 19 to this report. We comply with the federal securities laws and the applicable exchange listing requirements, including those that govern trading by a company in its own securities.
Item 11. Executive Compensation
For information required by Item 11 with respect to executive compensation, see the information set forth under the captions “Compensation Discussion and Analysis,” “Executive Compensation” and “Corporate Governance” in the 2026 Definitive Proxy Statement, which information is incorporated by reference into this report.
For information required by Item 11 with respect to compensation committee interlocks, insider participation, and the compensation committee report, see the information set forth under the captions “Corporate Governance” and "Compensation Discussion and Analysis" in the 2026 Definitive Proxy Statement, which information is incorporated by reference into this report.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
For information required by Item 12 with respect to the security ownership of certain beneficial owners and management, see the information set forth under the caption “Other Information” in the 2026 Definitive Proxy Statement, which information is incorporated by reference into this report.
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
The following table provides the number of shares of our common stock to be issued, the weighted-average exercise price of the outstanding stock options and the number of shares remaining for future award grants as of January 30, 2026:

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(3)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,500,615	$—	3,017,798
Equity compensation plans not approved by security holders	—	—	—
Total	1,500,615	$—	3,017,798
(1)This amount includes 41,675 stock options outstanding and 203,748 shares subject to other stock-based awards previously granted but not yet issued under the 2013 Equity Incentive Plan ("2013 EIP"), and 1,255,192 shares issuable for other stock-based awards under the 2023 EIP. This amount does not include shares to be issued pursuant to purchase rights under the ESPP. Performance share awards under the 2013 EIP and 2023 EIP assume the maximum payout at the end of the three-year performance period.
(2)Does not include shares to be issued for stock-based awards, other than stock options, which will not require any payment upon issuance of those shares.
(3)Includes 1,514,796 shares of our common stock available for issuance under the ESPP and 1,503,002 shares under the 2023 EIP. On June 7, 2023, the Company’s stockholders approved an amended and restated ESPP which limits the total number of shares reserved for issuance to 2.0 million and extends the ESPP expiration date from September 26, 2023 to the earlier of its termination by the Board or the issuance of all shares available for issuance. On June 7, 2023, the Company's stockholders approved the 2023 EIP. The 2023 EIP authorized 2.2 million new shares of the Company's common stock to be issued as various types of stock-based compensation and cash awards. After June 7, 2023, no new awards may be issued under the 2013 EIP and any awards that subsequently expire, are forfeited or canceled, are settled in cash, or are used to cover recipient tax obligations, will become available for issuance under the 2023 Plan. Awards previously issued and outstanding under the 2013 EIP will continue to remain outstanding and be subject to the terms of the 2013 EIP. We expect that the number of shares actually issued under the 2023 EIP will be significantly less than the number of total awards outstanding under the plan because (a) a net option exercise results in a smaller portion of the number of award shares being issued when a participant uses award shares, rather than cash, to pay the exercise price, which historically most participants have elected to do, (b) most participants historically have elected to let the Company retain award shares to pay for taxes due on the exercise of options and all participants are required to use award shares to pay for taxes upon the vesting of restricted stock or restricted stock units, (c) some participants may terminate employment with the Company before the vesting of awards resulting in awards being forfeited and (d) some participants may not exercise stock options before the expiration date for a variety of reasons, including if the exercise price exceeds the then current market price of shares.
Item 13. Certain Relationships and Related Transactions, and Director Independence
For information required by Item 13 with respect to certain relationships and related transactions and the independence of directors and nominees, see the information set forth under the caption “Corporate Governance” in the 2026 Definitive Proxy Statement, which information is incorporated by reference into this report.
Item 14. Principal Accountant Fees and Services
For information required by Item 14 with respect to principal accountant fees and services, see the information set forth under the caption “Audit Matters” in the 2026 Definitive Proxy Statement, which information is incorporated by reference into this report.

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

4.2	Description of Securities. Incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K as filed with the SEC on March 20, 2024.

4.3
Indenture, dated March 13, 2020, by and among Science Applications International Corporation, the guarantors party thereto and U.S. Bank National Association, as trustee. Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 16, 2020.

10.1*	Offer Letter, dated February 18, 2026.

10.2*	Offer Letter, dated October 23, 2025. Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 10-Q filed with the SEC on December 5, 2025.

10.3*
SAIC Executive Severance, Change in Control and Retirement Policy, effective September 5, 2023. Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 10-Q filed with the SEC on December 5, 2025.

10.4
Eighth Amendment to the Third Amended and Restated Credit Agreement, dated September 30, 2025, by and among SAIC, Citibank N.A., as administrative agent and collateral agent, and certain other lenders and parties thereto. Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on October 1, 2025.

10.5
Seventh Amendment to the Third Amended and Restated Credit Agreement, dated October 18, 2024, by and among SAIC, Citibank N.A., as administrative agent and collateral agent, and certain other lenders and parties thereto. Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on October 22, 2024.

10.6
Sixth Amendment to the Third Amended and Restated Credit Agreement, dated February 8, 2024, by and among SAIC, Citibank N.A., as administrative agent and collateral agent, and certain other lenders and parties thereto. Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on February 12, 2024.

10.7
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

10.8
Fourth Amendment to the Third Amended and Restated Credit Agreement, dated July 2, 2021, by and among SAIC, Citibank N.A., as administrative agent and collateral agent, and certain other lenders and parties thereto. Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on July 7, 2021.

10.9
Third Amendment to the Third Amended and Restated Credit Agreement, dated March 1, 2021, by and among SAIC, Citibank N.A., as administrative agent and collateral agent, and certain other lenders and parties thereto. Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on March 5, 2021.

10.10
Second Amendment to the Third Amended and Restated Credit Agreement, dated March 13, 2020, by and among Science Applications International Corporation, Citibank, N.A., as administrative agent and collateral agent, and certain other agents and lenders party thereto. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 16, 2020.

10.11
First Amendment to the Third Amended and Restated Credit Agreement, dated February 19, 2020, by and among SAIC, Citibank, as administrative agent and collateral agent, and certain other agents and lenders party thereto. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 24, 2020.

10.12
Third Amended and Restated Credit Agreement, dated October 31, 2018, by and among SAIC, Citibank, as administrative agent and collateral agent, and certain other agents and lenders party thereto. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on November 5, 2018.

10.13
Second Amendment to the Second Amended and Restated Credit Agreement, dated February 7, 2018 by and among the Company, Citibank N.A. as administrative agent and collateral agent, and certain other lenders and parties thereto. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on February 9, 2018.

10.14
First Amendment to the Second Amended and Restated Credit Agreement, dated August 23, 2016 by and among the Company, Citibank N.A. as administrative agent and collateral agent, and certain other lenders and parties thereto. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on August 25, 2016.

10.15
Second Amended and Restated Credit Agreement, dated May 4, 2015 by and among the Company, Citibank N.A. as administrative agent and collateral agent, and Bank of America, N.A., as a syndication agent, and certain other lenders and parties thereto. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on May 4, 2015.

10.16
Master Accounts Receivable Purchase Agreement, dated January 21, 2020, among Science Applications International Corporation, Engility Services, LLC, and MUFG Bank, Ltd. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on February 12, 2020.

10.17
Performance Undertaking, January 21, 2020, made by Science Applications International Corporation in favor of MUFG Bank, Ltd. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the SEC on February 12, 2020.

10.18
Amendment No.1 to Master Accounts Receivable Purchase Agreement, dated March 17, 2020, among Science Applications International Corporation, Engility Services, LLC, and MUFG Bank, Ltd. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on March 26, 2020.

10.19*
Science Applications International Corporation Management Stock Compensation Plan, effective September 27, 2013. Incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 as filed with the SEC on September 27, 2013.

10.20*
Science Applications International Corporation Key Executive Stock Deferral Plan, effective September 27, 2013. Incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8 as filed with the SEC on September 27, 2013.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Exhibit Number	Description of Exhibit

10.21*
Science Applications International Corporation 401(k) Excess Deferral Plan, effective September 27, 2013. Incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-8 as filed with the SEC on September 27, 2013.

10.22*
Science Applications International Corporation Retirement Plan, effective September 27, 2013. Incorporated by reference to Exhibit 4.9 to the Company’s Registration Statement on Form S-8 as filed with the SEC on September 27, 2013.

10.23*
Science Applications International Corporation Amended and Restated 2013 Equity Incentive Plan, effective June 4, 2014. Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A as filed with the SEC on April 24, 2014.

10.24*
Form of Nonstatutory Stock Option Agreement of the Science Applications International Corporation 2013 Equity Incentive Plan. Incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K as filed with the SEC on April 9, 2014.

10.25*
Form of Restricted Stock Unit Award Agreement of the Science Applications International Corporation 2013 Amended and Restated Equity Incentive Plan. Incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K as filed with the SEC on March 28, 2022.

10.26*
Form of Performance Share Award Agreement of the Science Applications International Corporation 2013 Amended and Restated Equity Incentive Plan. Incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K as filed with the SEC on March 28, 2022.

10.27*	Deferred Compensation Plan, effective January 1, 2015. Incorporated by reference to Exhibit 10.17 of the Company’s Annual Report on Form 10-K as filed with the SEC on March 31, 2015.

10.28
Master Transitional Contracting Agreement between the Company (formerly SAIC Gemini, Inc.) and Leidos Holdings, Inc. (formerly SAIC, Inc.) dated September 25, 2013. Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q as filed with the SEC on December 13, 2013.

10.29*	Transition Letter, dated May 15, 2023. Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on May 18, 2023.

10.30*
Science Applications International Corporation 2023 Equity Incentive Plan, effective June 7, 2023. Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (File No. 333-272484) as filed with the Securities and Exchange Commission (SEC) on June 7, 2023.

10.31*
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

10.35*
First Amendment to the Science Applications International Corporation Amended and Restated 2013 Employee Stock Purchase Plan, effective March 5, 2024, incorporated by reference as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q as filed with the SEC on June 3, 2024.

19	Insider Trading Policies and Procedures. Incorporated by reference to Exhibit 19 to the Company's Annual Report on Form 10-K as filed with the SEC on March 17, 2025.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Exhibit Number	Description of Exhibit

21	Subsidiaries of Registrant.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Policy Relating to Recovery of Erroneously Awarded Compensation. Incorporated by reference to Exhibit 97 to the Company's Annual Report on Form 10-K as filed with the SEC on March 20, 2024.

101	Interactive Data File. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	The cover page from this Annual Report on Form 10-K, formatted as Inline XBRL.

*	Management contract or compensatory plan or agreement.
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
Dated: March 16, 2026
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ James C. Reagan	Principal Executive Officer and Director	March 16, 2026
James C. Reagan

/s/ Prabu Natarajan	Principal Financial Officer and Principal Accounting Officer	March 16, 2026
Prabu Natarajan

/s/ Donna S. Morea	Chair of the Board	March 16, 2026
Donna S. Morea

/s/ Garth N. Graham	Director	March 16, 2026
Garth N. Graham

/s/ Carolyn B. Handlon	Director	March 16, 2026
Carolyn B. Handlon

/s/ Yvette M. Kanouff	Director	March 16, 2026
Yvette M. Kanouff

/s/ Timothy J. Mayopoulos	Director	March 16, 2026
Timothy J. Mayopoulos

/s/ Katharina G. McFarland	Director	March 16, 2026
Katharina G. McFarland

/s/ Milford W. McGuirt	Director	March 16, 2026
Milford W. McGuirt

/s/ Steven R. Shane	Director	March 16, 2026
Steven R. Shane

/s/ John K. Tien Jr.	Director	March 16, 2026
John K. Tien Jr.

/s/ David J. Urban	Director	March 16, 2026
David J. Urban

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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
Science Applications International Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Science Applications International Corporation (the Company) as of January 30, 2026 and January 31, 2025, the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended January 30, 2026, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 30, 2026 and January 31, 2025, and the results of its operations and its cash flows for each of the three years in the period ended January 30, 2026, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 30, 2026, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 16, 2026 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION

Cost estimation for revenue recognition on certain contracts using a cost input measure of progress

Description of the Matter
The Company recognizes a significant portion of its revenues using a cost input measure of progress (cost-to-cost). Under the cost-to-cost measure of progress, revenue is recognized based on the ratio of costs incurred to the total estimated costs at completion. As described in Note 1 to the consolidated financial statements, recognizing revenue on long-term contracts involves significant estimates and judgments. Estimating costs at completion for certain contracts is complex due to the nature of the services being performed and the length of the contracts. Changes in estimates (as quantified in Note 3 to the consolidated financial statements) can routinely occur due to a variety of reasons including changes in scope, changes in cost estimates due to unanticipated cost growth or reassessments of risks impacting costs. Changes in estimates on these contracts, if significant, could have a material effect on the Company’s results of operations.
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

Tysons, Virginia
March 16, 2026

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION CONSOLIDATED STATEMENTS OF INCOME

	Year Ended
	January 30, 2026	January 31, 2025	February 2, 2024
	(in millions, except per share amounts)
Revenues	$7,262	$7,479	$7,444
Cost of revenues	6,390	6,587	6,572
Selling, general and administrative expenses	350	339	373
(Gain) loss on divestitures, net of transaction costs	—	—	(240)
Other operating (income) expense	1	(10)	(2)
Operating income	521	563	741
Interest expense, net	128	126	120
Other (income) expense, net	6	9	1
Income before income taxes	387	428	620
Provision for income taxes	(29)	(66)	(143)
Net income	$358	$362	$477

Earnings per share:
Basic	$7.73	$7.23	$8.98
Diluted	$7.70	$7.17	$8.88

See accompanying notes to consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended
	January 30, 2026	January 31, 2025	February 2, 2024
	(in millions)
Net income	$358	$362	$477
Other comprehensive (loss) income, net of tax:
Net unrealized (loss) gain on derivative instruments	(4)	(7)	(7)
Defined benefit obligation adjustment	—	3	1
Total other comprehensive (loss) income, net of tax	(4)	(4)	(6)
Comprehensive income	$354	$358	$471

See accompanying notes to consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION CONSOLIDATED BALANCE SHEETS

	January 30, 2026	January 31, 2025
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$182	$56
Receivables, net	853	1,000
Prepaid expenses	122	78
Other current assets	22	20
Total current assets	1,179	1,154
Goodwill	2,944	2,851
Intangible assets, net	761	779
Property, plant, and equipment, net	110	104
Operating lease right of use assets	193	164
Other assets	167	194
Total assets	$5,354	$5,246
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$500	$631
Accrued payroll and other employee benefits	201	219
Accrued vacation	115	120
Other accrued liabilities	147	113
Debt, current portion	19	313
Total current liabilities	982	1,396
Debt, net of current portion	2,468	1,907
Operating lease liabilities	198	173
Deferred income taxes	104	24
Other long-term liabilities	102	169
Commitments and contingencies (Note 17)
Equity:
Common stock, $0.0001 par value, 1 billion shares authorized, 44 million shares and 48 million shares issued and outstanding as of January 30, 2026 and January 31, 2025, respectively	—	—
Additional paid-in capital	—	—
Retained earnings	1,492	1,565
Accumulated other comprehensive income	8	12
Total stockholders' equity	1,500	1,577
Total liabilities and stockholders' equity	$5,354	$5,246

See accompanying notes to consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION CONSOLIDATED STATEMENTS OF EQUITY

	Shares of common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Non-controlling interest	Total
	(in millions)
Balance at February 3, 2023	54	$637	$1,035	$22	$10	$1,704
Net income	—	—	477	—	—	477
Issuances of stock	1	18	—	—	—	18
Other comprehensive loss, net of tax	—	—	—	(6)	—	(6)
Dividends of $1.48 per share	—	—	(80)	—	—	(80)
Stock-based compensation, net of shares withheld for taxes(1)	—	45	—	—	—	45
Repurchases of stock	(3)	(363)	—	—	—	(363)
Deconsolidation of non-controlling interest	—	—	—	—	(10)	(10)
Balance at February 2, 2024	52	337	1,432	16	—	1,785
Net income	—	—	362	—	—	362
Issuances of stock	—	20	—	—	—	20
Other comprehensive loss, net of tax	—	—	—	(4)	—	(4)
Dividends of $1.48 per share	—	—	(75)	—	—	(75)
Stock-based compensation, net of shares withheld for taxes(1)	—	22	—	—	—	22
Repurchases of stock	(4)	(379)	(154)	—	—	(533)
Balance at January 31, 2025	48	—	1,565	12	—	1,577
Net income	—	—	358	—	—	358
Issuances of stock	—	22	—	—	—	22
Other comprehensive loss, net of tax	—	—	—	(4)	—	(4)
Dividends of $1.48 per share	—	—	(70)	—	—	(70)
Stock-based compensation, net of shares withheld for taxes(1)	—	42	—	—	—	42
Repurchases of stock	(4)	(64)	(361)	—	—	(425)
Balance at January 30, 2026	44	$—	$1,492	$8	$—	$1,500

(1)    In fiscal 2026, fiscal 2025 and fiscal 2024, the shares withheld for taxes related to stock-based compensation arrangements amounted to $22 million, $31 million, and $23 million, respectively.

See accompanying notes to consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	January 30, 2026	January 31, 2025	February 2, 2024
	(in millions)
Cash flows from operating activities:
Net income	$358	$362	$477
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	149	140	142
Deferred income taxes	81	(3)	(17)
Stock-based compensation expense	64	53	68
Gain on divestitures	—	—	(247)
Other	1	(7)	(6)
Increase (decrease) resulting from changes in operating assets and liabilities, net of the effect of the acquisitions and divestitures:
Receivables	161	(86)	(46)
Prepaid expenses and other current assets	(44)	24	(43)
Accounts payable and other accrued liabilities	(101)	48	13
Accrued payroll and employee benefits	(28)	(31)	49
Operating lease assets and liabilities, net	(2)	(6)	(4)
Other assets and other long-term liabilities, net	(30)	—	10
Net cash provided by operating activities	609	494	396
Cash flows from investing activities:
Cash paid for acquisition, net of cash acquired	(203)	—	—
Expenditures for property, plant, and equipment	(32)	(36)	(27)
Contributions to investments	(11)	(7)	(10)
Purchases of marketable securities	(9)	(14)	(8)
Sales of marketable securities	7	12	6
Proceeds from sale of equity method investments	—	10	—
Proceeds from divestitures	—	—	356
Cash divested upon deconsolidation of joint venture	—	—	(8)
Other	—	—	5
Net cash (used in) provided by investing activities	(248)	(35)	314
Cash flows from financing activities:
Proceeds from borrowings	2,745	1,499	160
Principal payments on borrowings	(2,474)	(1,381)	(441)
Stock repurchased and retired or withheld for taxes on equity awards	(445)	(558)	(382)
Dividend payments to stockholders	(70)	(75)	(79)
Issuances of stock	22	20	17
Debt issuance costs	(9)	—	—
Other	(4)	(3)	—
Net cash used in financing activities	(235)	(498)	(725)
Net increase (decrease) in cash, cash equivalents and restricted cash	126	(39)	(15)
Cash, cash equivalents and restricted cash at beginning of period	64	103	118
Cash, cash equivalents and restricted cash at end of period	$190	$64	$103

See accompanying notes to consolidated financial statements.
Supplementary cash flow disclosure:
Cash paid for interest	$101	$121	$125
Non-cash investing activities:
Increase (decrease) in accrued property, plant, and equipment	$2	$2	$(1)
Non-cash financing activities:
Increase (decrease) in accrued plan share repurchases	$(1)	$1	$1
Increase in accrued excise taxes on plan share repurchases	$3	$5	$3

See accompanying notes to consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Business Overview and Summary of Significant Accounting Policies:
Overview
Description of Business. Science Applications International Corporation (collectively, with its consolidated subsidiaries, the “Company”) is a leading provider of technical, engineering and mission and enterprise information technology ("IT") services primarily to the U.S. government. The Company integrates emerging technology securely and in real-time into mission critical operations that modernize and enable national imperatives. The Company provides these services for large, complex projects with a targeted emphasis on higher-end, differentiated technology services and solutions that accelerate and transform secure and resilient digital environments through system development, modernization, integration, and sustainment to drive enterprise and mission outcomes.
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
The Defense and Intelligence segment provides a diverse portfolio of national security solutions to the Department of War ("DoW", formerly referred to as the Department of Defense) and the Intelligence Community of the United States Government.
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
Effective January 31, 2026, the first day of fiscal 2027, the Company completed a business reorganization that consolidated its five business groups into three. The reorganization is designed to simplify the Company's structure and optimize operations and customer focus for growth. The consolidated business groups will continue to report directly to the Company’s Chief Executive Officer (“CEO”) who will continue to be the chief operating decision maker (“CODM”). The Company does not expect the reorganization to have an impact on its reportable segments.
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation. "Contributions to investments" was previously presented in "Other" within "Cash flows from investing activities" on the consolidated statements of cash flows.
Reporting Periods
The Company utilizes a 52/53 week fiscal year ending on the Friday closest to January 31, with fiscal quarters typically consisting of 13 weeks. Fiscal 2026 began on February 1, 2025 and ended on January 30, 2026, fiscal 2025 began on February 3, 2024 and ended on January 31, 2025, and fiscal 2024 began on February 4, 2023 and ended on February 2, 2024.
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
Revenue Recognition
The Company provides technical, engineering and mission and enterprise IT services under long-term service arrangements primarily with the U.S. government, including subcontracts with other contractors engaged in work for the U.S. government. The Company also serves a number of state and local governments, foreign governments and U.S. commercial customers.
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
Stock-based Compensation
The Company issues stock-based awards as compensation to employees and directors. Stock-based awards include vesting stock awards, performance share awards, and stock options. These awards are accounted for as equity awards. The Company recognizes stock-based compensation expense, net of estimated forfeitures, on a straight-line basis over the underlying award’s requisite service period, as measured using the award’s grant date fair value. For performance share awards, the Company reassesses the probability of achieving the performance conditions at each reporting period end and adjusts compensation expense based on the number of shares the Company expects to ultimately vest. Under the Company's stock-based compensation arrangements, upon vesting, shares are often withheld from the award for the purposes of satisfying statutory withholding tax obligations.
Income Taxes
The Company accounts for income taxes under the asset and liability method of accounting, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. Under this method, changes in tax rates and laws are recognized in income in the period such changes are enacted. The provision for federal, state, local and foreign income taxes is calculated on income before income taxes based on current tax law and includes the cumulative effect of any changes in tax rates from those used previously in determining deferred tax assets and liabilities. Such provisions differ from the amounts currently payable because certain items of income and expense are recognized in different reporting periods for financial reporting purposes than for income tax purposes.
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
The Company has also recognized liabilities for uncertainty in income taxes when it is more likely than not that a tax position will not be sustained on examination and settlement with various taxing authorities. The Company records the largest amount of benefit that is more likely than not to be realized when the tax position is settled. To the extent the Company prevails in matters for which accruals have been established or is required to pay amounts in excess of reserves, the Company's effective tax rate in a given financial period may be materially impacted.
Deferred tax assets and liabilities are netted by taxable jurisdiction and classified as noncurrent on the consolidated balance sheets.
Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents are comprised of cash in banks and highly liquid instruments, which primarily consist of bank deposits and investments in institutional money market funds. The Company includes outstanding payments within "Cash and cash equivalents" and "Accounts payable" on the consolidated balance sheets and as of January 30, 2026 and January 31, 2025 these amounts were $25 million and $33 million, respectively. The Company does not invest in high yield or high risk securities. The cash in bank accounts at times may exceed federally insured limits.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Restricted cash includes cash amounts held that are contractually restricted from use in operations, but are subject to future claims of creditors. The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported within the consolidated balance sheets for the periods presented:

	January 30, 2026	January 31, 2025
	(in millions)
Cash and cash equivalents	$182	$56
Restricted cash included in other current assets	3	3
Restricted cash included in other assets	5	5
Cash, cash equivalents and restricted cash	$190	$64
Receivables
Receivables include billed and billable receivables, and unbilled receivables. The Company’s receivables are primarily due from the U.S. government, or from prime contractors to which we are subcontractors and the end customer is the U.S. government, and are generally considered collectable from the perspective of the customer’s ability to pay. The Company does not have a material credit risk exposure.
Unbilled receivables, substantially all of which are expected to be billed and collected within one year, are stated at their estimated realizable value and consist of costs and fees billable on contract completion or the occurrence of a specified event, other than the passage of time. Legal title to the related accumulated costs of contracts in progress generally vests with the U.S. government on the Company’s receipt of progress payments. Progress payments received of $86 million and $82 million offset unbilled receivables as of January 30, 2026 and January 31, 2025, respectively. Contract retentions are billed when contract conditions have been met and may relate to uncompleted indirect cost negotiations with the U.S. government. Based on historical experience, the majority of retention balances are expected to be collected beyond one year. Retention is presented in "Other assets" on the consolidated balance sheets, see Note 3—Revenues. Write-offs of retention balances have not been significant.
Receivable balances are written-off in the period during which management determines they are uncollectable, and, at that time, such balances are removed from billed receivables and, if previously reserved, from the allowance.
Business Combinations
The Company records substantially all assets acquired and liabilities assumed in a business combination at fair value as of the acquisition date, which is determined using a cost, market or income approach. The excess amount of the aggregated purchase consideration paid over the fair value of the net of assets acquired and liabilities assumed is recorded as goodwill. Acquisition date fair value represents the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as measured on the acquisition date.
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
Costs to consolidate or close facilities primarily include lease obligation charges for exited facilities, including the impact of accelerated lease expense for right of use ("ROU") assets and accelerated depreciation expense for leasehold improvements with reductions in their estimated useful lives due to exited facilities.
Leases
The Company occupies most of its facilities under operating leases. Certain equipment is also leased under short-term or cancelable operating leases.
The Company recognizes ROU assets and a lease liabilities upon the commencement of its operating leases. The initial lease liability is equal to the future fixed minimum lease payments discounted using the Company’s incremental borrowing rate on a secured basis. The lease term includes option renewal periods and early termination payments when it is reasonably certain that the Company will exercise those rights. The initial measurement of the ROU asset is equal to the initial lease liability plus any initial direct costs and prepayments, less any lease incentives.
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
Goodwill and Intangible Assets
Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the assets acquired and liabilities assumed. Goodwill and indefinite-lived intangible assets are not amortized, but rather are tested for potential impairment annually at the beginning of the Company's fourth quarter, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. There were no impairments during the periods presented.
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
Fair Value Measurements
The Company utilizes fair value measurement guidance prescribed by GAAP to value its financial instruments. The accounting standard for fair value measurements establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows: observable inputs such as quoted prices in active markets (Level 1); inputs other than the quoted prices in active markets that are observable either directly or indirectly (Level 2); and

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
The Company’s fixed interest rate swaps which expired in fiscal 2026 were considered over-the-counter derivatives, and their fair value was calculated using a standard pricing model for interest rate swaps with contractual terms for maturities, amortization and interest rates. Level 2, or market observable inputs (such as yield and credit curves), are used within the standard pricing models in order to determine fair value. The fair value is an estimate of the amount that the Company would pay or receive as of a measurement date if the agreements were transferred to a third party. See Note 12—Derivative Instruments Designated as Cash Flow Hedges for further discussion on the Company’s derivative instruments designated as cash flow hedges.
Research and Development
The Company conducts research and development activities under customer-funded contracts and with company-funded independent research and development ("IR&D") funds. IR&D efforts consist of projects involving basic research, applied research, development, and systems and other concept formulation studies. Company-funded IR&D expense is included in "Selling, general and administrative expenses" and was $13 million, $12 million and $4 million in fiscal 2026, 2025 and 2024, respectively. Customer-funded research and development activities performed under customer contracts are charged directly to cost of revenues for those particular contracts.
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
The Company applies the equity method of accounting to its unconsolidated investments when it has the ability to exercise significant influence over the entity and recognizes its proportionate share of the entities’ net income or loss within "Other operating (income) expense" on the consolidated statements of income. Equity investments in entities over which the Company does not have the ability to exercise significant influence and whose securities do not have a readily determinable fair value are carried at cost net of other-than-temporary impairments.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
Accounting Standards Updates
Accounting Standards Updates Recently Adopted
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The standard includes amendments that enhance annual income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The standard was effective for fiscal years beginning after December 15, 2024. The Company adopted this standard prospectively in fiscal 2026.
Accounting Standards Updates Recently Issued But Not Yet Adopted
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
In September 2025, the FASB issued ASU No. 2025-06, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The standard modernizes the accounting for internal-use software costs by removing all references to project stages and defining a probable-to-complete threshold to begin capitalizing costs. The standard also clarifies the disclosure requirements for capitalized internal-use software costs. The standard is effective for annual reporting periods, including interim reporting periods within those annual reporting periods, beginning after December 15, 2027. The amendment can be applied prospectively, retrospectively, or on a modified transition approach. Early adoption is permitted. The Company is currently evaluating the impact of adoption of this standard on its consolidated financial statements and related disclosures.
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a reconciliation of the weighted-average number of shares outstanding used to compute basic and diluted EPS for the periods presented:

	Year Ended
	January 30, 2026	January 31, 2025	February 2, 2024
	(in millions)
Basic weighted-average number of shares outstanding	46.3	50.1	53.1
Dilutive common share equivalents - stock options and other stock-based awards	0.2	0.4	0.6
Diluted weighted-average number of shares outstanding	46.5	50.5	53.7
Antidilutive stock awards excluded from the weighted-average number of shares outstanding used to compute diluted EPS for fiscal 2026, 2025, and 2024 were immaterial.
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
During fiscal 2026, the Company repurchased approximately 4.0 million shares of its common stock from the open market under its existing share repurchase plan for approximately $422 million. In December 2024, the Company's Board of Directors authorized the repurchase of up to $1.2 billion of the Company's outstanding common stock under its existing share repurchase plan. As of January 30, 2026, the Company has repurchased approximately 28.5 million shares of its common stock under the plan for approximately $2.5 billion, which included amounts previously authorized under the plan prior to December 2024.
Dividends
The Company declared and paid quarterly dividends of $0.37 per share every quarter for the years presented. Total dividends declared and paid were $1.48 per share during fiscal 2026, 2025 and 2024. Subsequent to the end of fiscal 2026, on March 12, 2026, the Company’s Board of Directors declared a cash dividend of $0.37 per share of the Company’s common stock payable on April 24, 2026 to stockholders of record on April 10, 2026.
Note 3—Revenues:
Changes in Estimates on Contracts
Aggregate net changes in estimates on contracts accounted for using the cost-to-cost method of accounting were recognized in operating income as follows:

	Year Ended
	January 30, 2026	January 31, 2025	February 2, 2024
	(in millions, except per share amounts)
Favorable adjustments	$22	$33	$32
Unfavorable adjustments	(21)	(18)	(32)
Net favorable adjustments	1	15	—
Income tax effect	—	(2)	—
Net favorable adjustments, after tax	1	13	—
Basic and Diluted EPS impact	$0.02	$0.26	$—
Revenues were $9 million, $14 million and $2 million higher for fiscal 2026, 2025 and 2024, respectively, due to net revenue recognized from performance obligations satisfied in prior periods.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Disaggregation of Revenues
The Company's revenues are generated primarily from long-term contracts with the U.S. government including subcontracts with other contractors engaged in work for the U.S. government. The Company disaggregates revenues by customer, contract type and prime versus subcontractor to the federal government for each of its reportable segments.
Disaggregated revenues by customer were as follows:

	Year Ended January 30, 2026
	Defense and Intelligence	Civilian	Total SAIC
	(in millions)
Department of War	$3,770	$8	$3,778
Intelligence and other federal government agencies	1,782	1,521	3,303
Commercial, state and local governments and international	29	152	181
Total	$5,581	$1,681	$7,262

	Year Ended January 31, 2025
	Defense and Intelligence	Civilian	Total SAIC
	(in millions)
Department of War	$3,856	$17	$3,873
Intelligence and other federal government agencies	1,841	1,601	3,442
Commercial, state and local governments and international	29	135	164
Total	$5,726	$1,753	$7,479

	Year Ended February 2, 2024
	Defense and Intelligence	Civilian	Total SAIC
	(in millions)
Department of War	$3,814	$26	$3,840
Intelligence and other federal government agencies	1,986	1,464	3,450
Commercial, state and local governments and international	17	137	154
Total	$5,817	$1,627	$7,444
Disaggregated revenues by contract type were as follows:

	Year Ended January 30, 2026
	Defense and Intelligence	Civilian	Total SAIC
	(in millions)
Cost reimbursement	$4,429	$56	$4,485
Time and materials ("T&M")	510	1,123	1,633
Firm-fixed price ("FFP")	642	502	1,144
Total	$5,581	$1,681	$7,262

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended January 31, 2025
	Defense and Intelligence	Civilian	Total SAIC
	(in millions)
Cost reimbursement	$4,548	$88	$4,636
Time and materials ("T&M")	559	1,088	1,647
Firm-fixed price ("FFP")	619	577	1,196
Total	$5,726	$1,753	$7,479

	Year Ended February 2, 2024
	Defense and Intelligence	Civilian	Total SAIC
	(in millions)
Cost reimbursement	$4,442	$85	$4,527
Time and materials ("T&M")	491	972	1,463
Firm-fixed price ("FFP")	884	570	1,454
Total	$5,817	$1,627	$7,444
Disaggregated revenues by prime versus subcontractor were as follows:

	Year Ended January 30, 2026
	Defense and Intelligence	Civilian	Total SAIC
	(in millions)
Prime contractor to federal government	$5,073	$1,391	$6,464
Subcontractor to federal government	479	138	617
Other	29	152	181
Total	$5,581	$1,681	$7,262

	Year Ended January 31, 2025
	Defense and Intelligence	Civilian	Total SAIC
	(in millions)
Prime contractor to federal government	$5,198	$1,471	$6,669
Subcontractor to federal government	499	147	646
Other	29	135	164
Total	$5,726	$1,753	$7,479

	Year Ended February 2, 2024
	Defense and Intelligence	Civilian	Total SAIC
	(in millions)
Prime contractor to federal government	$5,355	$1,367	$6,722
Subcontractor to federal government	445	123	568
Other	17	137	154
Total	$5,817	$1,627	$7,444

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Contract Balances
Contract balances for the periods presented were as follows:

	Balance Sheet line item	January 30, 2026	January 31, 2025
		(in millions)
Billed and billable receivables, net(1)	Receivables, net	$490	$526
Contract assets - unbillable receivables	Receivables, net	363	474
Contract assets - unbillable receivables	Other assets	23	29
Contract assets - contract retentions	Other assets	18	15
Contract liabilities - current	Other accrued liabilities	41	38
Contract liabilities - non-current	Other long-term liabilities	$2	$—
(1)    Net of allowance of $2 million and $3 million as of January 30, 2026 and January 31, 2025 respectively.
The changes in the Company's contract assets and contract liabilities during the current period primarily result from timing differences between the Company's performance, invoicing and customer payments. During fiscal 2026 and 2025, the Company recognized revenues of $28 million and $35 million relating to amounts that were included in the opening balance of contract liabilities as of January 31, 2025 and February 2, 2024, respectively.
Deferred Costs
Deferred costs for the periods presented were as follows:

	Balance Sheet line item	January 30, 2026	January 31, 2025
		(in millions)
Pre-contract costs	Other current assets	$3	$—
Prepaid contract costs	Prepaid expenses	16	9
Fulfillment costs	Other assets	4	4
Costs to obtain	Other assets	$8	$6
Pre-contract costs expensed in fiscal 2026 were immaterial, and pre-contract costs of $9 million were expensed during fiscal 2025. Prepaid contract costs of $34 million and $36 million were amortized during fiscal 2026 and 2025, respectively. Fulfillment costs of $3 million were amortized during fiscal 2026 and 2025. Costs to obtain of $2 million were amortized during fiscal 2026 and 2025.
Remaining Performance Obligations
Remaining performance obligations ("RPO") represent the transaction price of exercised contracts (both funded and unfunded) less inception to date revenue recognized. RPO does not include unexercised option periods and future task orders expected to be awarded under IDIQ contracts. As of January 30, 2026, the Company had approximately $6.2 billion of RPO. The Company expects to recognize revenue on approximately 78% of the RPO over the next 12 months and approximately 89% over the next 24 months, with the remaining recognized thereafter.
Note 4—Acquisitions and Divestitures:
Acquisition of SilverEdge Government Solutions (“SilverEdge”)
On October 15, 2025, the Company acquired SilverEdge, an innovative provider of mission-driven technology solutions and products, for a preliminary purchase price of $203 million, net of $6 million cash acquired, subject to post-closing adjustments. The acquisition advances the Company's strategy to provide mission focused solutions and commercial products to its customers. The Company funded the transaction from increased borrowings (see Note 11—Debt Obligations for additional information) and cash on hand.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of January 30, 2026, the Company is in the process of finalizing the valuation and purchase price allocation related to this acquisition. The Company has preliminarily recorded goodwill and amortizable intangible assets of $93 million and $101 million, respectively. During the fourth quarter of fiscal 2026, the Company decreased goodwill by $16 million which consisted of $14 million in estimated fair value adjustments for acquired intangible assets and $2 million in other adjustments to operating assets and liabilities. Substantially all of the goodwill recorded is tax deductible. The goodwill is primarily associated with intellectual capital and acquired assembled workforce. The intangible assets consist of customer relationships of $90 million, developed technology of $9 million, and backlog of $2 million that will be amortized over a period of ten years, eight years, and one year, respectively.
During fiscal 2026, revenues of $27 million related to SilverEdge were recorded to the Defense and Intelligence reportable segment.
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 5—Restructuring, Impairment and Other Exit Costs:
Restructuring, impairment and other exit costs recognized were as follows:

	Year Ended
	January 30, 2026	January 31, 2025	February 2, 2024
	(in millions)
Restructuring costs:
Severance and other employee costs	$8	$1	$10
Other associated costs	4	7	13
Total restructuring costs(1)	12	8	23
Impairment of assets	1	—	—
Executive transition costs(2)	22	—	—
Total restructuring, impairment and other exit costs	$35	$8	$23
(1)     Restructuring costs in fiscal 2026 include $7 million recorded in the Defense and Intelligence reportable segment "Cost of revenues" and $5 million recorded in Corporate "Selling, general and administrative expenses." Restructuring costs in fiscal 2025 and fiscal 2024 were recorded in Corporate "Selling, general and administrative expenses."
(2)     Executive transition costs are recorded in Corporate and are included in "Selling, general and administrative expenses."
During fiscal 2026, the Company incurred costs related to restructuring activities associated with the reorganization of its business groups and the optimization and consolidation of certain facilities. As part of these activities, the Company incurred severance and other employee costs and costs related to the consolidation and exit of certain facilities. Other employee costs include the impact of accelerated stock compensation expense for terminated employees. Executive transition costs represent costs associated with the immediate departure of the Company's CEO and other executives.
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
Note 6—Goodwill and Intangible Assets:
Goodwill
The following table presents the carrying value of goodwill by reportable segment:

	January 30, 2026	January 31, 2025
	(in millions)
Defense and Intelligence	$2,094	$2,001
Civilian	850	850
Total	$2,944	$2,851
During fiscal 2026, goodwill increased by $93 million in the Defense and Intelligence reportable segment due to the acquisition of SilverEdge (see Note 4—Acquisitions and Divestitures for additional information).
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
During the fourth quarter of fiscal 2026, the Company completed its annual goodwill impairment testing using a qualitative assessment and determined that it was more likely than not that an impairment did not exist and that a quantitative analysis was not necessary.
Intangible Assets
Intangible assets, all of which were finite-lived, consisted of the following:

	January 30, 2026			January 31, 2025
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
	(in millions)
Customer relationships	$1,551	$(804)	$747	$1,462	$(688)	$774
Developed technology	19	(6)	13	10	(5)	5
Backlog	2	(1)	1	—	—	—
Trade name	—	—	—	1	(1)	—
Total intangible assets	$1,572	$(811)	$761	$1,473	$(694)	$779
During fiscal 2026, the gross carrying value of intangible assets increased by $99 million primarily due to the acquisition of SilverEdge (see Note 4—Acquisitions for additional information).
Amortization expense related to intangible assets was $119 million for fiscal 2026 and $115 million for fiscal 2025 and 2024. There were no impairments of intangible assets during the periods presented.
As of January 30, 2026, the estimated future annual amortization expense related to intangible assets is as follows:

Fiscal Year	(in millions)
2027	$126
2028	108
2029	108
2030	105
2031	98
Thereafter	216
Total	$761
Actual amortization expense in future periods could differ from these estimates as a result of future acquisitions, divestitures, impairments and other factors.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 7—Property, Plant, and Equipment:
Property, plant, and equipment, depreciation and amortization methods, and estimated useful lives by major asset class were as follows:

	Depreciation or amortization method	Estimated useful lives (in years)	January 30, 2026	January 31, 2025
			(in millions)
Computer and other equipment	Straight-line or declining balance	5-10	$101	$98
Capitalized software	Straight-line	3-6	60	58
Leasehold improvements	Straight-line	Shorter of lease term or 12	118	111
Office furniture and fixtures	Straight-line	3-10	20	16
Buildings and improvements	Straight-line	40	7	7
Construction in process			18	13
Land			1	1
Property, plant, and equipment			325	304
Accumulated depreciation and amortization			(215)	(200)
Property, plant, and equipment, net			$110	$104
Depreciation and amortization expense for property, plant, and equipment was $30 million, $25 million and $26 million in fiscal 2026, 2025 and 2024, respectively.
Note 8—Stock-Based Compensation:
Plan Summaries
As of January 30, 2026, the Company had stock-based compensation awards outstanding under the following plans: “2023 Equity Incentive Plan” ("2023 EIP"), “2013 Equity Incentive Plan” ("2013 EIP"), “Management Stock Compensation Plan” ("MSCP"), "Key Executive Stock Deferral Plan" ("KESDP"), and the “Amended and Restated 2013 Employee Stock Purchase Plan” ("ESPP") which are herein referred to together as the “Plans.” The Company issues new shares on the vesting of stock awards or exercise of stock options under these Plans. During fiscal year 2024, the Company terminated the Third Amended and Restated 2012 Long Term Performance Plan ("LTPP") and deregistered all remaining unissued shares thereunder.
On June 7, 2023, the Company’s stockholders approved the 2023 EIP. The 2023 EIP authorized 2.2 million new shares of the Company’s common stock, par value $0.0001 per share, to be issued as various types of stock-based compensation and cash awards. Awards previously issued and outstanding under the 2013 EIP will continue to remain outstanding and be subject to the terms of the 2013 EIP. After June 7, 2023, no new awards may be issued under the 2013 EIP and any awards that subsequently expire, are forfeited or canceled, are settled in cash, or are used to cover recipient tax obligations, will become available for issuance under the 2023 Plan. As of January 30, 2026, the total authorized shares of common stock for issuance under the 2023 EIP is 1.5 million.
The 2023 EIP and 2013 EIP both provide the Company’s employees and directors the opportunity to receive various types of stock-based compensation and cash awards. The terms of the stock-based awards granted to employees and directors are the same, except that those for directors cliff vest within one year of the grant date. As of January 30, 2026, the Company has unvested stock awards under the 2023 EIP and 2013 EIP, unvested performance shares under the 2023 EIP, and outstanding stock options under the 2013 EIP. Vesting stock awards granted in fiscal 2020 and thereafter generally vest equally over three years, while vesting stock awards granted prior to fiscal 2020 generally vest equally over four years. Stock options generally become exercisable evenly over three years. The maximum contractual term for stock options is ten years, but historically the Company has granted stock options with a seven-year contractual term. As of January 30, 2026, remaining stock options expected to be exercised are immaterial. The requisite service period for stock-based awards is accelerated for employees meeting certain retirement eligibility conditions. Certain officers are eligible for continued vesting of previously granted awards upon termination of employment or voluntary retirement, subject to the conditions set forth in the Company’s

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Executive Severance, Change in Control and Retirement Policy effective September 5, 2023. Stock-based awards generally provide for accelerated vesting if there is a change in control (as defined in the 2023 EIP and 2013 EIP, as applicable). Vesting stock awards and performance share awards have forfeitable rights to dividends.
Performance shares are rights to receive shares of the Company’s stock upon satisfaction of certain requirements. Performance-based stock awards include service, performance, and market conditions. For performance-based stock awards granted in fiscal 2023 and thereafter, the performance metrics are based on three year cumulative operating cash flows and a three year cumulative measure of earnings. The market conditions are based on the Company's total shareholder return over the three year performance period as compared to the total shareholder return for a specified group of companies over the same period. These awards cliff vest at the end of the third fiscal year following the grant date, subject to meeting the minimum service requirements and the achievement of the Company’s performance metrics and market conditions, with the number of shares ultimately issued, if any, ranging up to 200% of the specified target shares. If performance is below a minimum threshold level of performance, no shares will be issued.
The Science Applications International Corporation KESDP was closed on December 31, 2014, and no further deferrals are allowed. Benefits from the KESDP are payable in shares of the Company’s stock that may be held in trust for the purpose of funding benefit payments to KESDP participants. The MSCP provides for awards in share units to eligible employees. Benefits are payable in shares of the Company’s stock that are held in a trust for the purpose of funding benefit payments to the participants. During fiscal 2017, all remaining outstanding awards in the MSCP vested. Vested deferred balances in both plans are paid on retirement based on the participant’s payout election, or upon termination.
On June 7, 2023, the Company’s stockholders approved an amended and restated ESPP which limits the total number of shares reserved for issuance to 2.0 million and extends the plan’s expiration date from September 26, 2023 to the earlier of its termination by the Board of Directors or the issuance of all shares available for issuance thereunder. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount of up to 15% of the fair market value on the date of purchase. During the three fiscal years ended January 30, 2026, the ESPP discount was 5% of the fair market value on the date of purchase, thereby resulting in the ESPP being non-compensatory. As of January 30, 2026, 1.5 million shares of the Company’s common stock are authorized for issuance under the ESPP.
Expense and Related Tax Benefits Recognized
Stock-based compensation expense and related tax benefits recognized under the Plans were:

	Year Ended
	January 30, 2026	January 31, 2025	February 2, 2024
	(in millions)
Stock-based compensation expense:
Vesting stock awards	$43	$37	$45
Performance share awards	21	16	23
Total stock-based compensation expense	$64	$53	$68
Tax benefits recognized from stock-based compensation	$18	$18	$25
The Company did not have stock-based compensation expense for stock options for fiscal 2026 or fiscal 2025. Stock-based compensation expense for stock options was not material for fiscal 2024.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Vesting Stock Awards
Vesting stock award activity for the fiscal year ended January 30, 2026 was:

	Shares of stock under vesting stock awards	Weighted-average grant date fair value
	(in millions)
Unvested at January 31, 2025	0.7	$115.43
Awards granted	0.5	109.06
Awards forfeited	(0.1)	114.71
Awards vested	(0.3)	109.06
Unvested at January 30, 2026	0.8	$114.11
The grant date fair value of vesting stock awards is based on the closing market price of the Company’s common stock on the last trading day preceding the grant date. The weighted-average grant date fair value of the vesting stock awards granted in fiscal 2026, 2025 and 2024 was $109.06, $127.33 and $108.64, respectively. As of January 30, 2026 there was $41 million of unrecognized compensation cost, net of estimated forfeitures, related to vesting stock awards, which is expected to be recognized over a weighted-average period of 1.8 years. The fair value of vesting stock awards that vested in fiscal 2026, 2025 and 2024 was $38 million, $61 million and $48 million, respectively.
Performance Share Awards
Performance share award activity for the year ended January 30, 2026 was:

	Shares of stock under performance shares	Weighted-average grant date fair value
	(in millions)
Unvested at January 31, 2025	0.3	$116.97
Awards granted	0.2	136.72
Awards forfeited	(0.1)	128.43
Awards vested	(0.2)	109.69
Performance adjustments	—	122.66
Unvested at January 30, 2026	0.2	$137.76
The actual number of shares to be issued upon vesting ranges between 0-200% of the specified target shares. In the table above, the number of performance shares are presented at 100% of the specified target shares, except for awards that vested and the performance adjustment. The vested amount reflects the number of shares to be issued based on the actual achievement of the performance goals for shares that vested during the period. The performance adjustment amount reflects the increase or decrease in the number of performance shares vested compared to the number of performance shares that would have vested at target.
The weighted-average grant date fair value of the performance share awards granted in fiscal 2026, 2025 and 2024 was $136.72, $128.17 and $116.25, respectively. The grant date fair value of performance shares was determined using a Monte Carlo simulation model that incorporated multiple valuation assumptions, including the Company's expected total shareholder return relative to a specified group of companies defined within the award agreement. The primary assumptions included an expected volatility of 27.73%, 24.16%, and 27.35% for fiscal 2026, 2025 and 2024, respectively, and a risk-free interest rate of 3.59%, 4.46% and 3.68% for fiscal 2026, 2025 and 2024, respectively. The expected volatility was based on the historical volatility of the Company's stock price over a period commensurate with the expected term of the award as of the date of grant. The risk-free interest rate was based on the yield curve of a zero-coupon U.S. Treasury bond with a maturity equal to the expected term of the award on the date of grant.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The fair value of performance share awards that vested in fiscal 2026 was $17 million. As of January 30, 2026 there was $10 million of unrecognized compensation cost, net of estimated forfeitures, related to performance share awards, which is expected to be recognized over a weighted-average period of 1.6 years.
Note 9—Retirement Plans:
Defined Contribution Plans
The Company sponsors the Science Applications International Corporation Retirement Plan (a qualified defined contribution 401(k) plan) and an employee stock ownership plan, in which most employees are eligible to participate. There are a variety of investment options available, including the Company's stock.
The Science Applications International Corporation Retirement Plan allows eligible participants to contribute a portion of their income through payroll deductions, and the Company makes matching company contributions and may also make discretionary contributions.
The Company contributions expensed for defined contribution plans were $89 million, $86 million and $82 million in fiscal 2026, 2025 and 2024, respectively.
Deferred Compensation Plans
The Company maintains the Science Applications International Corporation Deferred Compensation Plan ("DCP") which provides certain eligible employees and directors with an opportunity to defer some or all of their compensation on an unfunded, nonqualified basis. Participant deferrals are fully vested and diversified at the participant’s direction among the investment options offered under the DCP. Participant accounts are credited with a rate of return based on the performance of the investment options selected. Distributions are made in cash. Deferred balances are paid on retirement based on the participant’s payout election, or upon termination. The Company may provide discretionary contributions to participants, but no Company contributions have been made.
The Science Applications International Corporation 401(k) Excess Deferral Plan ("Excess Plan") was also closed on December 31, 2014, and no further deferrals are allowed. Participant deferrals are fully vested and diversified at the participant’s direction among the investment options offered under the Excess Plan. Deferred balances are paid on retirement or termination.
Defined Benefit Plans
In connection with the acquisition of Engility Holdings, Inc. ("Engility") in fiscal 2019, the Company assumed two defined benefit plans sponsored by Engility for certain current and former employees: a Defined Benefit Pension Plan ("Pension Plan") and a Retiree Health Reimbursement Account Plan ("RHRA Benefit Plan"). Membership and participants' calculated pension benefits are frozen in the Pension Plan and membership in the RHRA Benefit Plan is frozen.
Obligations and Funded Status
The projected benefit obligation of the Pension Plan was $45 million and $46 million as of January 30, 2026 and January 31, 2025, respectively, and the fair value of the Pension Plan assets was $47 million and $44 million as of January 30, 2026 and January 31, 2025, respectively. The Pension Plan funded status was overfunded $2 million and underfunded $2 million as of January 30, 2026 and January 31, 2025, respectively.
The projected benefit obligation and underfunded status of the RHRA Benefit Plan was $7 million as of January 30, 2026 and January 31, 2025.
The funded status of the Defined Benefit Plans is included in “Other assets,” “Other accrued liabilities,” and “Other long-term liabilities” on the consolidated balance sheets.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Assumptions
The Company uses the spot rate approach to measure liabilities and interest costs for defined benefit obligations. Under the spot rate approach, the Company uses individual spot rates along the yield curve that corresponds with the timing of each benefit payment.
The discount rates represent the estimated rate at which the Company could effectively settle its defined benefit obligations using a high-quality bond yield curve.
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
The following assumptions were used to determine the benefit obligations and net periodic benefit costs:

	Pension Plan			RHRA Benefit Plan
	January 30, 2026	January 31, 2025	February 2, 2024	January 30, 2026	January 31, 2025	February 2, 2024
Discount rate	5.21%	5.50%	5.16%	4.85%	5.29%	5.08%
Interest cost effective rate	5.19%	5.04%	4.82%	5.02%	4.97%	4.75%
Expected rate of return on assets	5.25%	5.25%	5.25%	N/A	N/A	N/A
Pension Plan Assets
The Company's investment policy includes a periodic review of the Pension Plan's investment in the various asset classes. Risk management practices include regular evaluations of fund managers to ensure the risk assumed is commensurate with the given investment style and objectives. According to the plan's investment policy, performance will be evaluated across all time periods with a particular emphasis on longer-term returns relative to associated peers and benchmarks. During fiscal 2026, management approved and implemented a glide path asset allocation strategy that is designed to achieve and maintain a fully funded status, balancing Company contribution requirements with potential market risks. The glide path strategy provides for a variable asset allocation that is more heavily weighted toward fixed income securities as the Pension Plan’s funding percentage increases.
The fair value measurement of plan assets by category is as follows:

Asset Category	Fair Value Hierarchy	January 30, 2026	January 31, 2025
		(in millions)
Mutual funds
Equity	Level 1	$5	$29
Fixed income	Level 1	40	7
Collective trust - fixed income	Level 2	—	7
Guaranteed deposit account	Level 3	2	1
Total		$47	$44

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Estimated Future Benefit Payments
The following table sets forth the expected timing of benefit payments by fiscal year:

Fiscal Year	Pension Plan	RHRA Benefit Plan	Total
	(in millions)
2027	$5	$1	$6
2028	5	1	6
2029	4	1	5
2030	4	1	5
2031	4	1	5
Five subsequent fiscal years	$18	$2	$20
Note 10—Income Taxes:
Substantially all of the Company’s income before income taxes for the fiscal year ended January 30, 2026 and the two preceding fiscal years is subject to taxation in the United States. The provision for income taxes for each of the periods presented include the following:

	Year Ended
	January 30, 2026	January 31, 2025	February 2, 2024
	(in millions)
Current:
Federal	$(64)	$56	$125
State	11	13	35
Foreign	1	—	—
Deferred:
Federal	82	(4)	(19)
State	(1)	1	2
Total	$29	$66	$143
A reconciliation of the provision for income taxes to the amount computed by applying the statutory federal income tax rate to income before income taxes is as follows, in accordance with prospective adoption of ASU 2023-09:

	Year Ended
	January 30, 2026
	Amount	Percent
	(dollars in millions)
Amount computed at the statutory federal income tax rate	$81	21.0%
State income taxes, net of federal income tax effect(1)	13	3.4%
Tax credits
Research and development credits	(10)	(2.5)%
Other credits	(1)	(0.4)%
Non-taxable or non-deductible items
Non-deductible compensation	7	1.7%
Other	(1)	(0.2)%
Changes in unrecognized tax benefits	(57)	(14.8)%
Other	(3)	(0.7)%
Effective income tax rate	$29	7.5%
(1)    State taxes in Virginia and Texas contributed to the majority (greater than 50 percent) of the tax effect in this category.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the provision for income taxes to the amount computed by applying the statutory federal income tax rate to income before income taxes for each of the periods presented was as follows, before the adoption of ASU 2023-09:

	Year Ended
	January 31, 2025	February 2, 2024
	(dollars in millions)
Amount computed at the statutory federal income tax rate	$90	$130
State income taxes, net of federal tax benefit	10	32
Research and development and other federal credits	(22)	(17)
Non-deductible compensation	3	10
Excess tax benefits for stock-based compensation	(4)	(4)
Non-deductible goodwill	—	13
Foreign-derived intangible income	(15)	(22)
Other	4	1
Total	$66	$143
Effective income tax rate	15.5%	23.1%
The effective income tax rate for fiscal 2026 is lower than the rate for fiscal 2025 primarily due to a $47 million benefit from an IRS audit settlement, pending final administrative approvals, covering fiscal years 2016 through 2019, and adjustments in liabilities for uncertain tax positions for the remaining open tax years.
Income taxes paid (net of refunds) consisted of the following:

Year Ended
January 30, 2026
(in millions)
U.S. Federal	$10
U.S. State and Local
California	4
Texas	2
Virginia	3
Other	2
Foreign	1
Total cash paid for income taxes, net of refunds	$22
Income taxes paid were $66 million and $165 million for the years ended January 31, 2025 and February 2, 2024, respectively.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes are recorded for differences in the basis of assets and liabilities for financial reporting purposes and tax reporting purposes. Deferred tax assets (liabilities) were comprised of:

	January 30, 2026	January 31, 2025
	(in millions)
Accrued vacation and bonuses	$25	$27
Deferred compensation	20	20
Net operating loss and other carryforwards	155	61
Lease liability	55	48
Research and development expenditures	21	197
Other	15	20
Valuation allowance	(7)	(7)
Total deferred tax assets	284	366
Deferred revenue	(31)	(40)
Purchased intangible assets	(297)	(302)
Right of use assets	(48)	(41)
Other	(12)	(7)
Total deferred tax liabilities	(388)	(390)
Net deferred tax (liabilities) assets	$(104)	$(24)
As of January 30, 2026, the Company has approximately $138 million of tax effected federal loss carryforwards, $9 million of tax effected state loss carryforwards and approximately $8 million of state credit carryforwards that will begin to expire in fiscal 2027. The valuation allowance of $7 million at January 30, 2026 relates to these state credit carryforwards.
The changes in the unrecognized tax benefits were:

	Year Ended
	January 30, 2026	January 31, 2025	February 2, 2024
	(in millions)
Unrecognized tax benefits at beginning of the year	$110	$117	$158
Additions for tax positions related to prior years	2	1	5
Additions for tax positions related to the current year	6	14	21
Reductions for tax positions related to prior years	(46)	(8)	(59)
Reductions for settlements with taxing authorities	(19)	—	—
Reductions for prior year tax positions related to statute expiration	(5)	(14)	(8)
Unrecognized tax benefits at end of the year, excluding accrued interest and penalties	$48	$110	$117
Unrecognized tax benefits that, if recognized, would affect the effective income tax rate	$43	$104	$111
Accrued interest and penalties	$7	$17	$13
The Company includes net interest and penalties as a component of income tax expense.
The Company files income tax returns in the United States and various foreign jurisdictions which may be subject to routine compliance reviews by the IRS and other taxing authorities. While the Company believes it has recorded appropriate accruals for uncertain tax positions in accordance with applicable accounting guidance, it is possible that tax authorities may assess additional taxes beyond the amounts accrued or that the recorded accruals could

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

exceed the final settlement amounts reached with those authorities. The audit of the Company’s federal income tax returns for fiscal years 2016 through 2019 has been effectively settled, pending final administrative approvals from the IRS. Tax years 2023 through 2025 remain open and subject to examination by the IRS and other foreign and domestic taxing jurisdictions.
Note 11—Debt Obligations:
The Company’s debt as of the periods presented was as follows:

	January 30, 2026					January 31, 2025
	Stated interest rate	Effective interest rate	Principal	Unamortized debt issuance costs	Net	Principal	Unamortized debt issuance costs	Net
			(dollars in millions)
Term Loan A Facility due June 2027	—%	—%	$—	$—	$—	$1,122	$(2)	$1,120
Term Loan A Facility due September 2030	5.07%	5.15%	1,100	(3)	1,097	—	—	—
Term Loan B3 Facility due February 2031	5.57%	5.71%	501	(3)	498	506	(3)	503
Senior Notes due April 2028	4.88%	5.11%	400	(2)	398	400	(3)	397
Senior Notes due November 2033	5.88%	6.09%	500	(6)	494	—	—	—
Revolving Credit Facility due June 2027	—%	—%	—	—	—	200	—	200
Total debt			$2,501	$(14)	$2,487	$2,228	$(8)	$2,220
Less current portion			19	—	19	313	—	313
Total debt, net of current portion			$2,482	$(14)	$2,468	$1,915	$(8)	$1,907
Credit Facility
As of January 30, 2026, the Company had a $2.6 billion secured credit facility (the "Credit Facility") consisting of a Term Loan A Facility due September 2030, a Term Loan B3 Facility due February 2031 (together, the "Term Loan Facilities"), and a $1.0 billion secured Revolving Credit Facility due September 2030 (the "Revolving Credit Facility").
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
In fiscal 2025, the Company issued a $510 million senior secured term loan credit facility ("Term Loan B3 Facility due February 2031") which is subject to the same covenants and events of default as the Company's existing Term Loan Facilities. The entire Term Loan B3 Facility due February 2031 was immediately borrowed by the Company and used to settle outstanding term loan facilities. The Term Loan B3 Facility due February 2031 bears interest at a variable rate of interest equal to a base rate or a Secured Overnight Financing Rate ("SOFR") rate, plus the applicable interest rate margin of 0.75% for base rate loans and 1.75% for SOFR rate loans. Borrowings under the Term Loan B3 Facility due February 2031 amortize quarterly beginning on July 31, 2024 at 0.25% of the original borrowed amount with the remaining unamortized balance due in full upon its maturity on February 8, 2031 and may be prepaid at any time without penalty and is subject to the same mandatory prepayments, including from excess cash flow, as the Company’s existing term loans under the Credit Facility.
During fiscal 2025, the Company incurred $6 million of debt issuance costs, of which $4 million was recognized in interest expense and the remaining $2 million deferred and amortized to interest expense through the maturity date of the Term Loan B3 Facility due 2031 utilizing the effective interest rate method.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

On September 30, 2025, the Company executed the Eighth Amendment to the Third Amended and Restated Credit Agreement ("Eighth Amendment"), which established a new $1.1 billion senior secured term loan credit facility due on September 30, 2030 ("Term Loan A Facility due September 2030"). The entire Term Loan A Facility due September 2030 was immediately borrowed by the Company and the proceeds were used to pay in full the outstanding principal balance and accrued interest under the Term Loan A Facility due June 2027, transaction related fees and expenses, and for general corporate purposes. The Term Loan A Facility due September 2030 is secured by substantially all of the assets of the Company and the Company’s wholly owned domestic subsidiaries, and is guaranteed by each of the Company’s wholly owned domestic subsidiaries. The Term Loan A Facility due September 2030 is subject to the same covenants and events of default as the Company’s existing term loans under the Credit Facility.
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
During fiscal 2026, the Company made scheduled principal repayments of $46 million and $5 million on the Term Loan A Facility due June 2027 and the Term Loan B3 Facility due February 2031, respectively. During fiscal 2025, the Company made scheduled principal repayments of $77 million and $4 million on the Term Loan A Facility due June 2027 and the Term Loan B3 Facility due February 2031, respectively. During fiscal 2024, the Company made scheduled principal repayments of $31 million on the Term Loan A Facility due June 2027 and voluntary principal prepayments of $160 million and $90 million on the Term Loan B Facility due October 2025 and the Term Loan B2 Facility due March 2027, respectively. During fiscal 2024, the Company wrote off deferred debt issuance costs of $2 million associated with the voluntary principal prepayments which were recognized in interest expense. The Company made no principal repayments on the Term Loan A Facility due 2030 in the periods presented.
During fiscal 2026, 2025, and 2024, the Company borrowed $1.9 billion, $1.4 billion, and $160 million and repaid $2.1 billion, $1.2 billion, and $160 million under its revolving credit facilities, respectively. There was no balance outstanding on the Revolving Credit Facility as of as of January 30, 2026. Any obligations under the Revolving Credit Facility are secured by liens on substantially all of the assets of the Company and its subsidiaries. The Revolving Credit Facility is available to the Company through September 2030. Commitment fees for undrawn amounts under the Revolving Credit Facility range from 0.125% to 0.25% per annum based on the Company's leverage ratio.
As of January 30, 2026, the Company was in compliance with the covenants under its Credit Facility.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Senior Notes
On September 25, 2025, the Company issued $500 million of unsecured 5.875% Senior Notes due 2033 ("Senior Notes due November 2033") through a private offering. Proceeds received from the offering were used to repay all indebtedness outstanding under the Revolving Credit Facility due June 2027 and fees and expenses from the offering, with remaining proceeds to be used for general corporate purposes, including working capital to fund growth and strategic projects and transactions. The Senior Notes due November 2033 were issued pursuant to an indenture, dated September 25, 2025 and are the senior unsecured obligations of the Company and are fully and unconditionally guaranteed by each of the Company’s existing and future domestic subsidiaries that guarantee the Company’s obligations under its credit facilities and certain other indebtedness. Interest is payable semi-annually on May 1 and November 1 of each year, commencing on May 1, 2026. The principal is due on November 1, 2033.
At any time prior to November 1, 2028, the Company may redeem some or all of the Senior Notes due November 2033 at a price equal to 100% of the principal amount, plus accrued and unpaid interest, plus an applicable “make-whole premium.” On or after November 1, 2028, the Company may redeem in whole or in part the Senior Notes due November 2033 at set redemption prices, plus accrued and unpaid interest. At any time on or prior to November 1, 2028, the Company may redeem up to 40% of the original aggregate principal amount of the Senior Notes due November 2033 with the net cash proceeds from certain equity offerings at a redemption price equal to 105.875% of the outstanding principal amount, together with accrued and unpaid interest. Upon the occurrence of certain events constituting a change of control, the Company may be required to make an offer to repurchase all of the Senior Notes due November 2033 then outstanding at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest.
The Company incurred $12 million of debt issuance costs associated with the Eighth Amendment and the Senior Notes due November 2033, of which $1 million was recognized in interest expense and the remaining $11 million deferred and amortized to interest expense through the maturity date of the facility utilizing the effective interest rate method.
The Company's Senior Notes due 2028 have 4.875% interest payable semi-annually on April 1 and October 1 of each year, and the principal is due April 2028.
Maturities of debt as of January 30, 2026 are:

Fiscal Year	Total
(in millions)
2027	$19
2028	31
2029	489
2030	88
2031	899
Thereafter	975
Total principal payments	$2,501
Note 12—Derivative Instruments Designated as Cash Flow Hedges:
The Company’s derivative instruments designated as cash flow hedges consist of:

				Fair Value of Asset(1) at
	Pay Fixed Rate	Receive Variable Rate	Settlement and Termination	January 30, 2026	January 31, 2025
				(in millions)
Interest rate swaps	2.96%	Term SOFR	Monthly through October 31, 2025	—	6
(1)The fair value of the fixed interest rate swap asset is included in "Other assets" on the consolidated balance sheets.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In fiscal 2026, the Company's interest rate swaps expired. Prior to the expiration, the Company was party to fixed interest rate swap instruments with a notional value of $685 million that were designated and accounted for as cash flow hedges to manage risks associated with interest rate fluctuations on a portion of the Company’s floating rate Credit Facility borrowings. The counterparties to all swap agreements were financial institutions.
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

	Unrealized Gains (Losses) on Fixed Interest Rate Swap Cash Flow Hedges(1)	Defined Benefit Obligation Adjustment(2)	Total
	(in millions)
Balance at February 3, 2023	$18	$4	$22
Other comprehensive income before reclassifications	14	2	16
Amounts reclassified from accumulated other comprehensive income	(24)	—	(24)
Income tax impact	3	(1)	2
Net other comprehensive (loss) income	(7)	1	(6)
Balance at February 2, 2024	$11	$5	$16
Other comprehensive income before reclassifications	5	5	10
Amounts reclassified from accumulated other comprehensive income	(14)	(1)	(15)
Income tax impact	2	(1)	1
Net other comprehensive (loss) income	(7)	3	(4)
Balance at January 31, 2025	$4	$8	$12
Other comprehensive income before reclassifications	1	1	2
Amounts reclassified from accumulated other comprehensive income	(7)	(1)	(8)
Income tax impact	2	—	2
Net other comprehensive (loss) income	(4)	—	(4)
Balance at January 30, 2026	$—	$8	$8
(1)The amount reclassified from accumulated other comprehensive income (loss) is included in "Interest expense, net."
(2)The amount reclassified from accumulated other comprehensive income (loss) is included in "Other (income) expense, net."
Note 14—Sale of Receivables:
The Company has a Master Accounts Receivable Purchase Agreement ("MARPA Facility"), for the sale of up to a maximum amount of $300 million of certain designated eligible receivables with the U.S. government. The receivables sold under the MARPA Facility are without recourse for any U.S. government credit risk. The MARPA Facility automatically renews each year unless one of the parties gives prior notice to terminate.
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company does not retain an ongoing financial interest in the transferred receivables other than cash collection and administrative services. The Company estimated that its servicing fee was at fair value and therefore has not recognized a servicing asset or liability as of January 30, 2026 and January 31, 2025. Proceeds from the sale of receivables are reflected as cash flows from operating activities on the consolidated statements of cash flows.
During fiscal 2026, 2025 and 2024, the Company incurred purchase discount fees of $12 million, $14 million and $9 million, respectively, which are presented in "Other (income) expense, net" on the consolidated statements of income.
MARPA Facility activity consisted of the following:

	Year Ended
	January 30, 2026	January 31, 2025
	(in millions)
Beginning balance	$164	$205
Sale of receivables	4,076	4,324
Cash collections	(4,076)	(4,365)
Outstanding balance sold(1)	164	164
Cash collected, not remitted(2)	(26)	(49)
Remaining sold receivables to be collected from customers(3)	$138	$115
(1)    For fiscal 2026, there was no net impact to cash flows from operating activities from sold receivables. For fiscal 2025, the Company recorded a net decrease of $41 million to cash flows from operating activities from sold receivables.
(2)    Primarily represents the cash collected on behalf of but not yet remitted as of January 30, 2026 and January 31, 2025. This balance is included in "Accounts payable" on the consolidated balance sheets.
(3)    Remaining sold receivables balance is included in "Receivables, net" on the consolidated balance sheets.
Note 15—Operating Leases:
Total operating lease cost is comprised of the following:

	Year Ended
	January 30, 2026	January 31, 2025	February 2, 2024
	(in millions)
Operating lease cost	$48	$48	$56
Variable lease cost	12	13	13
Short-term lease cost	3	2	2
Total lease cost	$63	$63	$71
Lease cost is included primarily in "Cost of revenues" and "Selling, general and administrative expenses" on the consolidated statements of income.
The Company's ROU assets and lease liabilities consisted of the following:

	Balance Sheet line item	January 30, 2026	January 31, 2025
		(in millions)
Operating lease ROU asset	Operating lease right of use assets	$193	$164

Operating lease current liability	Other accrued liabilities	21	20
Operating lease non-current liability	Operating lease liabilities	198	173
Total operating lease liabilities		$219	$193

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Other supplemental operating lease information consists of the following:

	Year Ended
	January 30, 2026	January 31, 2025	February 2, 2024
	(in millions)
Cash paid for amounts included in the measurement of operating lease liabilities	$50	$54	$59
ROU assets obtained in exchange for new operating lease obligations	$60	$51	$43
Maturities of operating lease liabilities as of January 30, 2026 were as follows:

Fiscal Year	Total
(in millions)
2027	$33
2028	30
2029	43
2030	32
2031	26
Thereafter	113
Total minimum lease payments	277
Less: imputed interest	(58)
Present value of operating lease liabilities	$219
The weighted-average remaining lease term and the weighted-average discount rate was 7 years and 5.3% as of January 30, 2026, respectively, and 7 years and 5.2% as of January 31, 2025, respectively.
As of January 30, 2026, the Company had rental commitments of $29 million for facility leases that have not yet commenced. These operating leases have a weighted-average lease term of approximately 11 years.
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
The Defense and Intelligence segment provides a diverse portfolio of national security solutions to the DoW and the Intelligence Community of the United States Government.
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
The segment information for the periods presented was as follows:

	Year Ended January 30, 2026
	Defense and Intelligence	Civilian	Corporate	Total SAIC
	(in millions)
Revenues	$5,581	$1,681	$—	$7,262
Labor base	1,645	497	—	2,142
Other operating expenses(1)	3,458	956	4	4,418
Adjusted operating income (loss)	$478	$228	$(4)	$702

	Year Ended January 31, 2025
	Defense and Intelligence	Civilian	Corporate	Total SAIC
	(in millions)
Revenues	$5,726	$1,753	$—	$7,479
Labor base	1,627	500	—	2,127
Other operating expenses(1)	3,590	1,037	20	4,647
Adjusted operating income (loss)	$509	$216	$(20)	$705

	Year Ended February 2, 2024
	Defense and Intelligence	Civilian	Corporate	Total SAIC
	(in millions)
Revenues	$5,817	$1,627	$—	$7,444
Labor base	1,597	482	—	2,079
Other operating expenses(1)	3,716	939	51	4,706
Adjusted operating income (loss)	$504	$206	$(51)	$659
(1)    "Other operating expenses" includes cost of revenues, selling, general and administrative expenses, and other operating income or loss which are not regularly provided to the CODM. This excludes labor base which is presented separately.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The table below includes a reconciliation of total "Adjusted operating income" to "Income before income taxes" for the years ended January 30, 2026, January 31, 2025, and February 2, 2024.

	Year Ended
	January 30, 2026	January 31, 2025	February 2, 2024
	(in millions)
Adjusted operating income	$702	$705	$659
Depreciation of property, plant, and equipment	30	25	26
Amortization of intangible assets	119	115	115
Acquisition, integration, restructuring and impairment costs	16	6	24
Depreciation included in restructuring and impairment costs	(1)	(1)	(1)
Recovery of acquisition, integration, restructuring and impairment costs(1)	(6)	(3)	(6)
Executive transition costs, net of recoveries	16	—	—
Costs related to the settlement of federal tax audits	7	—	—
(Gain) loss on divestitures, net of transaction costs	—	—	(240)
Interest expense, net	128	126	120
Other (income) expense, net	6	9	1
Income before income taxes	$387	$428	$620
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
In each of fiscal 2026, 2025 and 2024, 98% of the Company's total revenues were attributable to prime contracts with the U.S. government or to subcontracts with other contractors engaged in work for the U.S. government.
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
In June 2017, the Company filed a patent infringement complaint in the United States Court of Federal Claims against the United States and three other parties, alleging infringement of the Company’s Enhanced Rapid Engagement and Vision in Ambient Lighting patents. In fiscal 2026, the Company executed a favorable settlement agreement with all parties. As part of the settlement, the Company was awarded $15 million and recognized $9 million as a recovery for costs previously incurred within "Selling, general and administrative expenses" within the Company’s consolidated statements of income during fiscal 2026. In addition, the Company recognized $6 million of costs that was contingent on the settlement of the patent infringement matter.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
As of January 30, 2026, the Company believes it has adequately reserved for estimated net amounts to be refunded to customers for potential adjustments for indirect cost audits and compliance with CAS.
Letters of Credit and Surety Bonds
The Company has outstanding obligations relating to letters of credit of $8 million as of January 30, 2026, principally related to guarantees on insurance policies. The Company also has outstanding obligations relating to surety bonds in the amount of $19 million, principally related to performance and payment bonds on the Company’s contracts.