Form 10-Q
period 2026-05-01
Science Applications International Corp
filed 2026-06-01
CIK 1571123

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 1, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares issued and outstanding of the registrant’s common stock as of May 22, 2026 was as follows:
42,276,819 shares of common stock ($.0001 par value per share)

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
FORM 10-Q

-i-

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended
	May 1, 2026	May 2, 2025
	(in millions, except per share amounts)
Revenues	$1,906	$1,877
Cost of revenues	1,657	1,668
Selling, general and administrative expenses	83	89
Other operating (income) expense	(13)	(1)
Operating income	179	121
Interest expense, net	33	30
Other (income) expense, net	1	5
Income before income taxes	145	86
Income tax (expense) benefit	(30)	(18)
Net income	$115	$68
Earnings per share:
Basic	$2.63	$1.43
Diluted	$2.61	$1.42

See accompanying notes to condensed consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended
	May 1, 2026	May 2, 2025
	(in millions)
Net income	$115	$68
Other comprehensive (loss) income, net of tax:
Defined benefit obligation adjustment	(1)	—
Net unrealized (loss) gain on derivative instruments	—	(1)
Total other comprehensive (loss) income, net of tax	(1)	(1)
Comprehensive income	$114	$67

See accompanying notes to condensed consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	May 1, 2026	January 30, 2026
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$109	$182
Receivables, net	962	853
Prepaid expenses	102	122
Other current assets	26	22
Total current assets	1,199	1,179
Goodwill	2,944	2,944
Intangible assets, net	729	761
Property, plant, and equipment (net of accumulated depreciation of $221 million and $215 million at May 1, 2026 and January 30, 2026, respectively)	111	110
Operating lease right of use assets	184	193
Other assets	171	167
Total assets	$5,338	$5,354

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$634	$500
Accrued payroll and employee benefits	278	316
Other accrued liabilities	99	147
Debt, current portion	26	19
Total current liabilities	1,037	982
Debt, net of current portion	2,460	2,468
Operating lease liabilities	189	198
Deferred income taxes	125	104
Other long-term liabilities	104	102
Commitments and contingencies (Note 11)
Equity:
Common stock, $0.0001 par value, 1 billion shares authorized, 43 million and 44 million shares issued and outstanding as of May 1, 2026 and January 30, 2026, respectively	—	—
Additional paid-in capital	—	—
Retained earnings	1,416	1,492
Accumulated other comprehensive income	7	8
Total stockholders' equity	1,423	1,500
Total liabilities and stockholders' equity	$5,338	$5,354

See accompanying notes to condensed consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

	Shares of common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total
	(in millions)
Balance at January 30, 2026	44	$—	$1,492	$8	$1,500
Net income	—	—	115	—	115
Issuances of stock	1	5	—	—	5
Other comprehensive loss, net of tax	—	—	—	(1)	(1)
Cash dividends of $0.37 per share	—	—	(16)	—	(16)
Stock-based compensation, net of shares withheld for taxes(1)	—	(4)	—	—	(4)
Repurchases of stock	(2)	(1)	(175)	—	(176)
Balance at May 1, 2026	43	$—	$1,416	$7	$1,423

Balance at January 31, 2025	48	$—	$1,565	$12	$1,577
Net income	—	—	68	—	68
Issuances of stock	—	6	—	—	6
Other comprehensive loss, net of tax	—	—	—	(1)	(1)
Cash dividends of $0.37 per share	—	—	(18)	—	(18)
Stock-based compensation, net of shares withheld for taxes(1)	—	(2)	—	—	(2)
Repurchases of stock	(1)	(4)	(121)	—	(125)
Balance at May 2, 2025	47	$—	$1,494	$11	$1,505
(1)    During the three months ended May 1, 2026 and May 2, 2025, shares withheld for taxes related to stock-based compensation arrangements amounted to $17 million.

See accompanying notes to condensed consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	May 1, 2026	May 2, 2025
	(in millions)
Cash flows from operating activities:
Net income	$115	$68
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40	36
Stock-based compensation expense	13	15
Deferred income taxes	21	(1)
Gain on sales of investments	(12)	—
Other	(2)	1
Increase (decrease) resulting from changes in operating assets and liabilities:
Receivables	(109)	(9)
Prepaid expenses and other current assets	15	6
Accounts payable and other accrued liabilities	85	33
Accrued payroll and employee benefits	(38)	(51)
Operating lease assets and liabilities, net	(1)	(2)
Other assets and other long-term liabilities, net	—	4
Net cash provided by operating activities	127	100
Cash flows from investing activities:
Proceeds from sales of investments	15	—
Sales of marketable securities	5	3
Purchases of marketable securities	(4)	(4)
Expenditures for property, plant, and equipment	(9)	(8)
Contributions to investments	(6)	(6)
Net cash provided by (used in) investing activities	1	(15)
Cash flows from financing activities:
Stock repurchased and retired or withheld for taxes on equity awards	(188)	(142)
Dividend payments to stockholders	(17)	(19)
Principal payments on borrowings	(1)	(689)
Proceeds from borrowings	—	750
Issuances of stock	5	6
Net cash used in financing activities	(201)	(94)
Net decrease in cash, cash equivalents and restricted cash	(73)	(9)
Cash, cash equivalents and restricted cash at beginning of period	190	64
Cash, cash equivalents and restricted cash at end of period	$117	$55

See accompanying notes to condensed consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1—Business Overview and Summary of Significant Accounting Policies:
Overview
Science Applications International Corporation (collectively, with its consolidated subsidiaries, the “Company") is a leading provider of technical, engineering, and information technology ("IT") services primarily to the U.S. government. The Company integrates emerging technology securely and in real-time into mission critical operations that modernize and enable national imperatives. The Company provides these services for large, complex projects with a targeted emphasis on higher-end, differentiated technology services and solutions that accelerate and transform secure and resilient digital environments through system development, modernization, integration, and sustainment to drive enterprise and mission outcomes.
Effective January 31, 2026, the first day of fiscal 2027, the Company completed a business reorganization that consolidated its five previous business groups into three. The reorganization was designed to simplify the Company's organization structure and optimize operations and customer focus for growth. The consolidated business groups will be led by three Executive Vice Presidents. The three business groups will continue to report directly to the Company’s Chief Executive Officer (“CEO”), the chief operating decision maker (“CODM”). The reorganization did not have an impact on the Company's reportable segments.
The Company now has three customer facing business groups which are also its operating segments. They are aggregated into two reportable segments for financial reporting purposes given the similarity in economic and qualitative characteristics, and based on the nature of the customers they serve. The Company’s two reportable segments are the Defense and Intelligence segment and the Civilian segment.
The Defense and Intelligence segment provides a diverse portfolio of national security solutions to the Department of War ("DoW", formerly referred to as the Department of Defense) and the Intelligence Community of the United States Government, supporting a variety of missions across land, sea, air, and space.
The Civilian segment provides solutions to the civilian markets, encompassing federal, state, and local governments. This includes integrating solutions into a spectrum of public service missions that impact travel, security, trade, health and the economy.
The offerings of both reportable segments entail the integration of emerging technologies into mission critical operations that modernize and enable national imperatives. These services include end-to-end solutions spanning the design, development, integration, deployment, management, operation, sustainment, and security of customer hardware and software platforms.
The Company's Solutions and Technology Group ("STG") supports the operating segments by developing enterprise-class solutions to meet complex customer needs and accelerate digital transformation. These capabilities are delivered to the Company's customers as stand-alone solutions, or integrated with the Company's product offerings through the operations of the business. The STG includes teams focused on artificial intelligence, application development, network services, platforms and cloud, engineering, and cybersecurity. It uses a highly automated, cloud-hosted tool set to rapidly build, test, deploy, and continuously enhance solutions.
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The results reported in these financial statements are not necessarily indicative of results that may be expected for the entire year and should be read in conjunction with the information contained in the Company’s Annual Report on Form 10-K for the year ended January 30, 2026.
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
Reporting Periods
The Company utilizes a 52/53 week fiscal year ending on the Friday closest to January 31, with fiscal quarters typically consisting of 13 weeks. Fiscal 2027 began on January 31, 2026 and ends on January 29, 2027, while fiscal 2026 began on February 1, 2025 and ended on January 30, 2026.
Operating Cycle
The Company’s operating cycle may be greater than one year and is measured by the average time intervening between the inception and the completion of contracts.
Investments in Equity Securities
The Company invests in certain companies that advance or develop new technologies applicable to its business. Each investment is evaluated for consolidation under the variable interest entities model and/or the voting interest model. As of May 1, 2026, none of the Company's investments in equity securities were consolidated.
On April 20, 2026, the Company sold all of its equity in one of its investments, which resulted in a gain of $12 million recognized within "Other operating (income) expense" on the condensed consolidated statements of income and $15 million in cash proceeds, recognized within "Proceeds from sales of investments" on the condensed consolidated statements of cash flows.
Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported on the condensed consolidated balance sheets for the periods presented:

	May 1, 2026	January 30, 2026
	(in millions)
Cash and cash equivalents	$109	$182
Restricted cash included in other current assets	3	3
Restricted cash included in other assets	5	5
Cash, cash equivalents and restricted cash	$117	$190
Accounting Standards Updates
Accounting Standards Updates Recently Issued But Not Yet Adopted
In November 2024, the FASB issued ASU No. 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The standard includes new disclosure requirements relating to specified categories of expenses (purchases of inventory,

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
The following table provides a reconciliation of the weighted-average number of shares outstanding used to compute basic and diluted EPS for the periods presented:

	Three Months Ended
	May 1, 2026	May 2, 2025
	(in millions)
Basic weighted-average number of shares outstanding	43.7	47.6
Dilutive common share equivalents - stock options and other stock-based awards	0.3	0.2
Diluted weighted-average number of shares outstanding	44.0	47.8
Antidilutive stock awards excluded from the weighted-average number of shares outstanding used to compute diluted EPS for the three months ended May 1, 2026 and May 2, 2025 were immaterial.
Share Repurchases
The Company may repurchase shares in accordance with established repurchase plans. The Company retires its common stock upon repurchase with the excess over par value allocated to additional paid-in capital. When repurchases for the period exceed total additional paid-in capital, the excess repurchases are recorded as a reduction to retained earnings. The Company has not made any material purchases of common stock other than in connection with its established share repurchase plans.
During the three months ended May 1, 2026, the Company repurchased approximately 1.9 million shares of its common stock from the open market under its existing share repurchase plan for approximately $175 million. In December 2024, the Company's Board of Directors authorized the repurchase of up to $1.2 billion of the Company's outstanding common stock under its existing share repurchase plan. As of May 1, 2026, the Company has repurchased approximately 30.4 million shares of its common stock under the plan for approximately $2.7 billion, which included amounts previously authorized under the plan prior to December 2024.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Dividends
The Company declared and paid a quarterly dividend of $0.37 per share of its common stock during the three months ended May 1, 2026. Subsequent to the end of the quarter, on May 28, 2026, the Company's Board of Directors declared a quarterly dividend of $0.37 per share of the Company's common stock payable on July 24, 2026 to stockholders of record on July 10, 2026.
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
Aggregate net changes in estimates on contracts accounted for using the cost-to-cost method of accounting were recognized in operating income as follows:

	Three Months Ended
	May 1, 2026	May 2, 2025
	(in millions, except per share amounts)
Net favorable (unfavorable) adjustments	$8	$(2)
Net favorable (unfavorable) adjustments, after tax	6	(2)
Basic and Diluted EPS impact	$0.14	$(0.04)
Revenues were $3 million higher for the three months ended May 1, 2026 and were unchanged for the three months ended May 2, 2025, due to net revenue recognized from performance obligations satisfied in prior periods.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Disaggregation of Revenues
The Company's revenues are generated primarily from long-term contracts with the U.S. government including subcontracts with other contractors engaged in work for the U.S. government. The Company disaggregates revenues by customer, contract type and prime versus subcontractor to the federal government for each of its reportable segments.
Disaggregated revenues by customer were as follows:

	Three Months Ended
	May 1, 2026			May 2, 2025
	Defense and Intelligence	Civilian	Total SAIC	Defense and Intelligence	Civilian	Total SAIC
	(in millions)
Department of War	$981	$1	$982	$982	$3	$985
Intelligence and other federal government agencies	479	396	875	445	408	853
Commercial, state and local governments and international	6	43	49	6	33	39
Total	$1,466	$440	$1,906	$1,433	$444	$1,877
Disaggregated revenues by contract type were as follows:

	Three Months Ended
	May 1, 2026			May 2, 2025
	Defense and Intelligence	Civilian	Total SAIC	Defense and Intelligence	Civilian	Total SAIC
	(in millions)
Cost reimbursement	$1,164	$8	$1,172	$1,134	$20	$1,154
Time and materials ("T&M")	138	306	444	141	292	433
Firm-fixed price ("FFP")	164	126	290	158	132	290
Total	$1,466	$440	$1,906	$1,433	$444	$1,877
Disaggregated revenues by prime versus subcontractor were as follows:

	Three Months Ended
	May 1, 2026			May 2, 2025
	Defense and Intelligence	Civilian	Total SAIC	Defense and Intelligence	Civilian	Total SAIC
	(in millions)
Prime contractor to federal government	$1,339	$371	$1,710	$1,299	$372	$1,671
Subcontractor to federal government	121	26	147	128	39	167
Other	6	43	49	6	33	39
Total	$1,466	$440	$1,906	$1,433	$444	$1,877

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Contract Balances
Contract balances for the periods presented were as follows:

	Balance Sheet line item	May 1, 2026	January 30, 2026
		(in millions)
Billed and billable receivables, net(1)	Receivables, net	$554	$490
Contract assets - unbillable receivables	Receivables, net	408	363
Contract assets - unbillable receivables	Other assets	22	23
Contract assets - contract retentions	Other assets	18	18
Contract liabilities - current	Other accrued liabilities	36	41
Contract liabilities - non-current	Other long-term liabilities	$2	$2
(1)    Net of allowance of $2 million as of May 1, 2026 and January 30, 2026.
During the three months ended May 1, 2026 and May 2, 2025, the Company recognized revenues of $18 million and $17 million relating to amounts that were included in the opening balance of contract liabilities as of January 30, 2026 and January 31, 2025, respectively.
Remaining Performance Obligations
Remaining performance obligations ("RPO") represent the transaction price of exercised contracts (both funded and unfunded) less inception to date revenue recognized. RPO does not include unexercised option periods and future task orders expected to be awarded under IDIQ contracts. As of May 1, 2026, the Company had approximately $6.6 billion of RPO. The Company expects to recognize revenue on approximately 76% of the RPO over the next 12 months and approximately 90% over the next 24 months, with the remaining recognized thereafter.
Note 4—Acquisitions:
Acquisition of SilverEdge Government Solutions (“SilverEdge”)
On October 15, 2025, the Company acquired SilverEdge, an innovative provider of mission-driven technology solutions and products, for a preliminary purchase price of $203 million, net of $6 million cash acquired, subject to post-closing adjustments. The acquisition advances the Company's strategy to provide mission focused, IP-based solutions and commercial products to its customers. The Company funded the transaction from increased borrowings and cash on hand.
As of May 1, 2026, the Company has substantially completed the purchase price allocation related to this acquisition, primarily subject to the finalization of working capital adjustments. The Company has preliminarily recorded goodwill and amortizable intangible assets of $93 million and $101 million, respectively. Substantially all of the goodwill recorded is tax deductible. The goodwill is primarily associated with intellectual capital and an acquired assembled workforce. The intangible assets consist of customer relationships of $90 million, developed technology of $9 million, and backlog of $2 million that will be amortized over a period of ten years, eight years, and one year, respectively.
During the three months ended May 1, 2026, revenues of $19 million related to SilverEdge were recorded to the Defense and Intelligence reportable segment.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 5—Goodwill and Intangible Assets:
Goodwill
The following table presents the carrying value of goodwill by reportable segment:

	May 1, 2026	January 30, 2026
	(in millions)
Defense and Intelligence	$2,094	$2,094
Civilian	850	850
Total	$2,944	$2,944
Goodwill is not amortized, but rather tested for potential impairment annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The goodwill impairment test is performed at the reporting unit level. As a result of the internal reorganization on January 31, 2026, the Company reallocated its goodwill to its three new goodwill reporting units.
The Company performed a goodwill impairment test immediately before and after the reorganization, both of which resulted in no impairment. For the goodwill impairment test immediately after the reorganization, the Company performed a quantitative assessment of its goodwill as of January 31, 2026 for its three new goodwill reporting units. The Company estimated the fair value of each reporting unit using a 50:50 weighting of fair values derived from an income approach and market approach.
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
Intangible Assets
Intangible assets, all of which were finite-lived, consisted of the following:

	May 1, 2026			January 30, 2026
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
	(in millions)
Customer relationships	$1,551	$(835)	$716	$1,551	$(804)	$747
Developed technology	19	(7)	12	19	(6)	13
Backlog	2	(1)	1	2	(1)	1
Total intangible assets	$1,572	$(843)	$729	$1,572	$(811)	$761
Amortization expense related to intangible assets was $32 million and $29 million for the three months ended May 1, 2026 and May 2, 2025, respectively. There were no intangible asset impairment losses during the periods presented.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As of May 1, 2026, the estimated future annual amortization expense related to intangible assets is as follows:

Fiscal Year	(in millions)
Remainder of 2027	$94
2028	108
2029	108
2030	105
2031	98
Thereafter	216
Total	$729
Actual amortization expense in future periods could differ from these estimates as a result of future acquisitions, divestitures, impairments, and other factors.
Note 6—Income Taxes:
The Company's effective income tax rate was 20.9% and 20.6% for the three months ended May 1, 2026 and May 2, 2025, respectively. The rate for both periods was below the Company's combined federal and state statutory tax rate, primarily due to research and development tax credits and the tax deduction for foreign-derived deduction eligible income.
Note 7—Debt Obligations:
The Company’s debt as of the dates presented was as follows:

	May 1, 2026					January 30, 2026
	Stated interest rate	Effective interest rate	Principal	Unamortized debt issuance costs	Net	Principal	Unamortized debt issuance costs	Net
	(dollars in millions)
Term Loan A Facility due September 2030	4.90%	4.98%	$1,100	$(3)	$1,097	$1,100	$(3)	$1,097
Term Loan B3 Facility due February 2031	5.40%	5.54%	500	(3)	497	501	(3)	498
Senior Notes due April 2028	4.88%	5.11%	400	(2)	398	400	(2)	398
Senior Notes due November 2033	5.88%	6.09%	500	(6)	494	500	(6)	494
Total debt			$2,500	$(14)	$2,486	$2,501	$(14)	$2,487
Less current portion			26	—	26	19	—	19
Total debt, net of current portion			$2,474	$(14)	$2,460	$2,482	$(14)	$2,468
As of May 1, 2026, the Company had a $2.6 billion secured credit facility (the "Credit Facility") consisting of a Term Loan A Facility due September 2030, a Term Loan B3 Facility due February 2031 (together, the "Term Loan Facilities"), and a $1.0 billion Revolving Credit Facility due September 2030 (the "Revolving Credit Facility").
During the three months ended May 1, 2026, the Company made a scheduled principal payment of $1 million on the Term Loan B3 Facility due February 2031.
During the three months ended May 1, 2026, the Company made no borrowings or repayments under the Revolving Credit Facility, and as of May 1, 2026 and January 30, 2026, there were no borrowings outstanding.
As of May 1, 2026, the Company was in compliance with the covenants under its Credit Facility.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As of May 1, 2026 and January 30, 2026, the carrying value of the Company’s outstanding debt obligations approximated its fair value. The fair value of debt is calculated using Level 2 inputs, based on interest rates available for debt with terms and maturities similar to the Company’s Term Loan Facilities and Senior Notes.
Maturities of debt as of May 1, 2026 are:

Fiscal Year	Total
(in millions)
Remainder of 2027	$18
2028	31
2029	489
2030	88
2031	899
Thereafter	975
Total principal payments	$2,500
Note 8—Changes in Accumulated Other Comprehensive Income (Loss) by Component:
The following table presents the changes in accumulated other comprehensive income (loss) attributable to the Company’s fixed interest rate swap cash flow hedges and the Company's defined benefit plans.

	Defined Benefit Obligation Adjustment(1)	Unrealized Gains (Losses) on Fixed Interest Rate Swap Cash Flow Hedges(2)	Total
	(in millions)
Three months ended May 1, 2026
Balance at January 30, 2026	$8	$—	$8
Other comprehensive income before reclassifications	—	—	—
Amounts reclassified from accumulated other comprehensive income	(1)	—	(1)
Income tax impact	—	—	—
Net other comprehensive loss	(1)	—	(1)
Balance at May 1, 2026	$7	$—	$7

Three months ended May 2, 2025
Balance at January 31, 2025	$8	$4	$12
Other comprehensive income before reclassifications	—	—	—
Amounts reclassified from accumulated other comprehensive income	—	(2)	(2)
Income tax impact	—	1	1
Net other comprehensive loss	—	(1)	(1)
Balance at May 2, 2025	$8	$3	$11
(1)The amount reclassified from accumulated other comprehensive income (loss) is included in "Other (income) expense, net."
(2)The amount reclassified from accumulated other comprehensive income (loss) is included in "Interest expense, net."

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 9—Sales of Receivables:
The Company has a Master Accounts Receivable Purchase Agreement ("MARPA Facility") for the sale of up to a maximum amount of $300 million of certain designated eligible receivables with the U.S. government.
MARPA Facility activity consisted of the following:

	Three Months Ended
	May 1, 2026	May 2, 2025
	(in millions)
Beginning balance	$164	$164
Sale of receivables	814	1,243
Cash collections	(814)	(1,107)
Outstanding balance sold(1)	164	300
Cash collected, not remitted(2)	(48)	(109)
Remaining sold receivables(3)	$116	$191
(1)    For the three months ended May 1, 2026, there was no net impact to cash flows from operating activities from sold receivables. For the three months ended May 2, 2025, the Company recorded a net increase of $136 million to cash flows from operating activities from sold receivables.
(2)    The Cash collected, not remitted balance is included in "Accounts payable" on the condensed consolidated balance sheets.
(3)    The Remaining sold receivables balance is included in "Receivables, net" on the condensed consolidated balance sheets.
Note 10—Business Segments Information:
Effective January 31, 2026, the first day of fiscal 2027, the Company completed a business reorganization that consolidated its five previous business groups into three. The reorganization was designed to simplify the Company's organization structure and optimize operations and customer focus for growth. The consolidated business groups will be led by three Executive Vice Presidents. The three business groups will continue to report directly to the Company’s CEO, the CODM. The reorganization did not have an impact on the Company's reportable segments.
The Company now has three customer facing business groups which are also its operating segments. They are aggregated into two reportable segments for financial reporting purposes given the similarity in economic and qualitative characteristics, and based on the nature of the customers they serve. The Company’s two reportable segments are the Defense and Intelligence segment and the Civilian segment. The Company defines its operating segments based on the way the CODM manages the operations for the purpose of allocating resources and assessing performance.
The Defense and Intelligence segment provides a diverse portfolio of national security solutions to the DoW and the Intelligence Community of the United States Government, supporting a variety of missions across land, sea, air, and space.
The Civilian segment provides solutions to the civilian markets, encompassing federal, state, and local governments. This includes integrating solutions into a spectrum of public service missions that impact travel, security, trade, health and the economy.
The offerings of both reportable segments entail the integration of emerging technologies into mission critical operations that modernize and enable national imperatives. These services include end-to-end solutions spanning the design, development, integration, deployment, management, operation, sustainment, and security of customer hardware and software platforms.
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
The segment information for the periods presented was as follows:

	Three Months Ended May 1, 2026
	Defense and Intelligence	Civilian	Corporate	Total SAIC
	(in millions)
Revenues	$1,466	$440	$—	$1,906
Labor base	436	128	—	564
Other operating expenses (income)(1)	884	244	(7)	1,121
Adjusted operating income (loss)	$146	$68	$7	$221

	Three Months Ended May 2, 2025
	Defense and Intelligence	Civilian	Corporate	Total SAIC
	(in millions)
Revenues	$1,433	$444	$—	$1,877
Labor base	431	133	—	564
Other operating expenses (income)(1)	887	259	9	1,155
Adjusted operating income (loss)	$115	$52	$(9)	$158
(1)    "Other operating expenses (income)" includes cost of revenues, selling, general and administrative expenses, and other operating income or expenses which are not regularly provided to the CODM. This excludes labor base which is presented separately.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The table below includes a reconciliation of total "Adjusted operating income" to "Income before income taxes" for the three months ended May 1, 2026 and May 2, 2025.

	Three Months Ended
	May 1, 2026	May 2, 2025
	(in millions)
Adjusted operating income	$221	$158
Depreciation of property, plant, and equipment	8	7
Amortization of intangible assets	32	29
Acquisition, integration, restructuring and impairment costs	2	3
Recovery of acquisition, integration, restructuring and impairment costs(1)	(1)	(2)
Costs related to the settlement of federal tax audits	1	—
Interest expense, net	33	30
Other (income) expense, net	1	5
Income before income taxes	$145	$86
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
As of May 1, 2026, the Company believes it has adequately reserved for estimated net amounts to be refunded to customers for potential adjustments for indirect cost audits and compliance with U.S. government Cost Accounting Standards.
Letters of Credit and Surety Bonds
The Company has outstanding obligations relating to letters of credit of $8 million as of May 1, 2026, principally related to guarantees on insurance policies. The Company also has outstanding obligations relating to surety bonds of $19 million, principally related to performance and payment bonds on the Company’s contracts.

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
We utilize a 52/53 week fiscal year, ending on the Friday closest to January 31, with fiscal quarters typically consisting of 13 weeks. Fiscal 2027 began on January 31, 2026 and ends on January 29, 2027, while fiscal 2026 began on February 1, 2025 and ended on January 30, 2026.
Business Overview
We are a leading technology integrator providing full life cycle services and solutions in the technical, engineering, and information technology ("IT") markets. We have developed our brand for over 50 years by addressing our customers’ mission critical needs and solving their most complex problems. As one of the largest pure-play technology service providers to the U.S. government, we serve markets of significant scale and opportunity. Our primary customers are the departments and agencies of the U.S. government. We serve them through approximately 1,700 active contracts and task orders, employing approximately 23,000 individuals led by an experienced executive team of proven industry leaders. Our long history of serving the U.S. government has afforded us the ability to develop strong and longstanding relationships with some of the largest customers in the markets we serve. Substantially all of our revenues and tangible long-lived assets are generated and located in the United States.
Effective January 31, 2026, the first day of fiscal 2027, we completed a business reorganization that consolidated our five previous business groups into three. The reorganization was designed to simplify our organization structure and optimize operations and customer focus for growth. The consolidated business groups will be led by three Executive Vice Presidents. The three business groups will continue to report directly to our Chief Executive Officer (“CEO”), the chief operating decision maker (“CODM”). The reorganization did not have an impact on our reportable segments.
We now have three customer facing business groups which are also our operating segments. They are aggregated into two reportable segments for financial reporting purposes given the similarity in economic and qualitative characteristics, and based on the nature of the customers they serve. Our two reportable segments are the Defense and Intelligence segment and the Civilian segment.
The Defense and Intelligence segment provides a diverse portfolio of national security solutions to the Department of War ("DoW", formerly referred to as the Department of Defense) and the Intelligence Community of the United States Government, supporting a variety of missions across land, sea, air, and space.
The Civilian segment provides solutions to the civilian markets, encompassing federal, state, and local governments. This includes integrating solutions into a spectrum of public service missions that impact travel, security, trade, health and the economy.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
The offerings of both reportable segments entail the integration of emerging technologies into mission critical operations that modernize and enable national imperatives. These services include end-to-end solutions spanning the design, development, integration, deployment, management, operation, sustainment, and security of customer hardware and software platforms.
Our Solutions and Technology Group ("STG") supports the operating segments by developing enterprise-class solutions to meet complex customer needs and accelerate digital transformation. These capabilities are delivered to our customers as stand-alone solutions, or integrated with our product offerings through the operations of the business. The STG includes designated teams focused on artificial intelligence, application development, network services, platforms and cloud, engineering, and cybersecurity. It uses a highly automated, cloud-hosted tool set to rapidly build, test, deploy and continuously enhance solutions.
Costs associated with corporate functions that are not allocable to the reportable segments are presented as Corporate. See Note 10—Business Segments Information to the condensed consolidated financial statements contained within this report for additional information.
Economic Opportunities, Challenges, and Risks
During the three months ended May 1, 2026, we generated 97% of our revenues from contracts with the U.S. government, including subcontracts on which we perform. Our business performance is affected by the overall level of U.S. government spending and the alignment of our offerings and capabilities with the budget priorities of the U.S. government.
In February 2026, the President signed an appropriations package that finalized full-year funding for all government agencies with the exception of the Department of Homeland Security ("DHS"). As a result, the DHS was shut down from February 2026 through April 2026. In April 2026, the President signed a bill to fund substantially all the DHS, ending the shutdown. The bill provides full-year funding for all DHS functions except Immigration and Customs Enforcement and Customs and Border Protection. All agencies and functions funded by those bills will now be covered in full through September 30, 2026, the close of government fiscal year 2026.
The U.S. government administration has put in place a number of executive orders and actions which could affect our business. In addition, the U.S. government performs an ongoing evaluation of the structure and priorities of Federal agencies. Agencies are conducting comprehensive reviews of existing and new contracting activity to identify potential efficiencies or nonalignment with new Administration priorities. Our contracts have been, and will continue to be, subject to these reviews. We have not experienced a material financial statement impact from recent executive orders or program cancellations across the government. However, ongoing reductions in personnel, changes in agency alignment, required reviews of new contracting activity, decreases or delays in new or existing contract awards and in government spending on the types of programs that we support, and terminations or stop-work-orders and delay in funding on government contracts on which we are currently performing could adversely affect our future revenues, cash flows, and profitability.
Adverse changes in fiscal and economic conditions could materially impact our business. Some changes that could have an adverse impact on our business include the implementation of future spending reductions (including sequestration), delayed passage of appropriations bills resulting in temporary or full-year continuing resolutions, inflationary increases adversely impacting fixed price contracts, and potential government shutdowns.
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
technical expertise provide us with the sophistication to handle highly complex, mission-critical contracts. Our value proposition is found in the proven ability to serve as a trusted adviser to our customers. In doing so, we leverage our expertise and scale to help them execute their mission.
We succeed as a business based on the solutions we deliver, our past performance, and our ability to compete on price. Our solutions are inspired through innovation based on adoption of best practices and technology integration of the best capabilities available. Our STG develops superior enterprise-class solutions which are delivered to our customers as stand-alone solutions or integrated with and aligned to our product offerings to meet complex customer needs and accelerate digital transformation. Our past performance was achieved by employees dedicated to supporting our customers' most challenging missions. Our current cost structure and ongoing efforts to reduce costs by strategic sourcing and developing repeatable offerings sold "as a service" and as managed services in a more commercial business model are expected to allow us to compete effectively on price in an evolving environment. Our ability to be competitive in the future will continue to be driven by our reputation for successful program execution, competitive cost structure, development of new pricing and business models, and efficiencies in assigning the right people, at the right time, in support of our contracts.
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
Condensed Consolidated Results of Operations
The following table summarizes our condensed consolidated results of operations:

	Three Months Ended
	May 1, 2026	Percent change	May 2, 2025
	(dollars in millions)
Revenues	$1,906	2%	$1,877
Cost of revenues	1,657	(1%)	1,668
As a percentage of revenues	86.9%		88.9%
Selling, general and administrative expenses	83	(7%)	89
Other operating (income) expense	(13)	1,200%	(1)
Operating income	179	48%	121
As a percentage of revenues	9.4%		6.4%
Income tax (expense) benefit	(30)	67%	(18)
Net income	$115	69%	$68
Revenues. Revenues increased $29 million for the three months ended May 1, 2026 as compared to the same period in the prior year primarily due to revenues from the acquisition of SilverEdge Government Solutions ("SilverEdge") of $19 million and ramp up in volume on existing and new contracts, partially offset by contract completions. Adjusting for the acquisition of SilverEdge, revenues grew by approximately 0.5%.
Operating Income. Operating income as a percentage of revenues for the three months ended May 1, 2026 increased from the comparable prior year period primarily due to improved profitability across our contract portfolio and a $12 million gain from the sale of an investment in the current year.
Income Taxes. Our effective income tax rate was 20.9% and 20.6% for the three months ended May 1, 2026 and May 2, 2025, respectively. The rate for both periods was below our combined federal and state statutory tax rate, primarily due to research and development tax credits and the tax deduction for foreign-derived deduction eligible income.
On July 4, 2025 the One Big Beautiful Bill Act (“the Act”) was enacted, introducing several significant changes to U.S. corporate income tax law. One key provision of the Act is the permanent reinstatement of the immediate expensing of U.S. research and development expenditures. These changes are reflected in our current period effective tax rate. We are continuing to evaluate the full impact of the Act, including the treatment of previously capitalized costs, and are awaiting interpretive guidance from the IRS. Accordingly, the estimated impacts of the Act are subject to change as we complete our analysis.
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
The following tables summarize our results of operations by reportable segment:

Defense and Intelligence	Three Months Ended
	May 1, 2026	Percent change	May 2, 2025
	(dollars in millions)
Revenues	$1,466	2%	$1,433
Adjusted operating income	$146	27%	$115
As a percentage of revenues	10.0%		8.0%

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
Revenues. Revenues increased $33 million for the three months ended May 1, 2026 as compared to the same period in the prior year primarily due to revenues from the acquisition of SilverEdge of $19 million and ramp up in volume on existing and new contracts, partially offset by contract completions.
Adjusted operating income. Adjusted operating income as a percentage of revenues for the three months ended May 1, 2026 increased compared to the comparable prior year period primarily due to improved profitability and timing and volume mix in our contract portfolio, partially offset by contract completions.

Civilian	Three Months Ended
	May 1, 2026	Percent change	May 2, 2025
	(dollars in millions)
Revenues	$440	(1%)	$444
Adjusted operating income	$68	31%	$52
As a percentage of revenues	15.5%		11.7%
Revenues. Revenues decreased $4 million for the three months ended May 1, 2026 as compared to the same period in the prior year primarily due to contract completions, partially offset by new contracts.
Adjusted operating income. Adjusted operating income as a percentage of revenues for the three months ended May 1, 2026 increased from the comparable prior year period primarily due to improved profitability across our contract portfolio.

Corporate	Three Months Ended
	May 1, 2026	Percent change	May 2, 2025
	(dollars in millions)
Adjusted operating income (loss)	$7	178%	$(9)
Adjusted operating income (loss). Adjusted operating income was $7 million for the three months ended May 1, 2026, compared to an adjusted operating loss of $9 million during the same period in the prior year primarily due to a gain on an investment sale of $12 million in the current year and lower selling, general and administrative expenses.
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
Adjusted operating income. Adjusted operating income is a performance measure that primarily excludes the impact of non-recurring transactions and activities that we do not consider to be indicative of our ongoing operating performance. Adjusted operating income is calculated by taking operating income and excluding depreciation and amortization, acquisition, integration, restructuring, and impairment costs, and any other material non-recurring costs. Depreciation of property, plant, and equipment relates to property, plant, and equipment specifically identifiable for each segment. Adjusted operating income excludes amortization of intangible assets because we do not have a history of significant acquisition activity, we do not acquire businesses on a predictable cycle, and the amount of an acquisition's purchase price allocated to intangible assets and the related amortization term are unique to each acquisition. Acquisition, integration, restructuring and impairment costs represent costs incurred related to acquisitions, the reorganization, facilities optimization efforts, and impairments of long-lived assets, along with associated depreciation. Recovery of acquisition, integration, restructuring and impairment costs represents costs recovered through our indirect rates in accordance with Cost Accounting Standards. Costs related to the settlement of federal tax audits represent costs related to the IRS audit settlement for fiscal years 2016 through 2019.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
We believe that this performance measure provides management and investors with useful information in assessing trends in our ongoing operating performance and may provide greater visibility in understanding our long-term financial performance.
Adjusted operating income for the periods presented were calculated as follows:

	Three Months Ended
	May 1, 2026	May 2, 2025
	(dollars in millions)
Revenues	$1,906	$1,877
Operating income	$179	$121
Operating income as a percentage of revenues	9.4%	6.4%
Depreciation of property, plant and equipment	8	7
Amortization of intangible assets	32	29
Acquisition, integration, restructuring and impairment costs	2	3
Recovery of acquisition, integration, restructuring and impairment costs(1)	(1)	(2)
Costs related to the settlement of federal tax audits	1	—
Adjusted operating income	$221	$158
Adjusted operating income as a percentage of revenues	11.6%	8.4%
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
EBITDA and adjusted EBITDA for the periods presented were calculated as follows:

	Three Months Ended
	May 1, 2026	May 2, 2025
	(dollars in millions)
Revenues	$1,906	$1,877
Net income	$115	$68
Interest expense, net and loss on sale of receivables	35	34
Income tax expense (benefit)	30	18
Depreciation and amortization	40	36
EBITDA	220	156
EBITDA as a percentage of revenues	11.5%	8.3%
Acquisition, integration, restructuring and impairment costs	2	3
Recovery of acquisition, integration, restructuring and impairment costs(1)	(1)	(2)
Costs related to the settlement of federal tax audits	1	—
Adjusted EBITDA	$222	$157
Adjusted EBITDA as a percentage of revenues	11.6%	8.4%
(1)    Adjustment reflects the portion of acquisition, integration, restructuring and impairment costs recovered through our indirect rates in accordance with U.S. government Cost Accounting Standards.

Adjusted operating income and adjusted EBITDA as a percentage of revenues for the three months ended May 1, 2026 increased compared to the same period in the prior year due to improved profitability across our contract portfolio, a $12 million gain from the sale of an investment in the current year, and lower selling, general and administrative expenses.
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
The estimated value of our total backlog as of the dates presented was:

	May 1, 2026			January 30, 2026
	Defense and Intelligence	Civilian	Total SAIC	Defense and Intelligence	Civilian	Total SAIC
	(in millions)
Funded backlog	$2,675	$1,061	$3,736	$2,511	$1,061	$3,572
Negotiated unfunded backlog	15,946	3,178	19,124	15,869	3,181	19,050
Total backlog	$18,621	$4,239	$22,860	$18,380	$4,242	$22,622
We had net bookings worth an estimated $2.1 billion during the three months ended May 1, 2026.
Contract Types. Our earnings and profitability may vary materially depending on changes in the proportionate amount of revenues derived from each type of contract. For a discussion of the types of contracts under which we generate revenues, see “Business - Contract Types” in Part I, Item 1 of the most recently filed Annual Report on Form 10-K.
The following table summarizes revenues by contract type as a percentage of each reportable segment and total SAIC revenues for the periods presented:

	Three Months Ended
	May 1, 2026			May 2, 2025
	Defense and Intelligence	Civilian	Total SAIC	Defense and Intelligence	Civilian	Total SAIC
Cost reimbursement	79%	2%	62%	79%	4%	62%
Time and materials ("T&M")	10%	69%	23%	10%	66%	23%
Firm-fixed price ("FFP")	11%	29%	15%	11%	30%	15%
Total	100%	100%	100%	100%	100%	100%
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
The following table presents cost mix as a percentage of each reportable segment and total SAIC revenues for the periods presented:

	Three Months Ended
	May 1, 2026			May 2, 2025
	Defense and Intelligence	Civilian	Total SAIC	Defense and Intelligence	Civilian	Total SAIC
Labor-related cost of revenues	58%	58%	58%	59%	58%	59%
Subcontractor-related cost of revenues	29%	30%	29%	29%	32%	29%
Other materials-related cost of revenues	13%	12%	13%	12%	10%	12%
Total	100%	100%	100%	100%	100%	100%
Liquidity and Capital Resources
As a services provider, our business generally requires minimal infrastructure investment. We expect to fund our ongoing working capital, commitments and any other discretionary investments with cash on hand, future operating cash flows and, if needed, borrowings under our $1.0 billion Revolving Credit Facility and $300 million Master Accounts Receivable Purchase Agreement ("MARPA Facility") Facility.
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
Historical Cash Flow Trends
The following table summarizes our cash flows:

	Three Months Ended
	May 1, 2026	May 2, 2025
	(in millions)
Net cash provided by operating activities	$127	$100
Net cash provided by (used in) investing activities	1	(15)
Net cash used in financing activities	(201)	(94)
Net decrease in cash, cash equivalents and restricted cash	$(73)	$(9)
Net Cash Provided by Operating Activities. Cash flows provided by operating activities for the three months ended May 1, 2026 increased $27 million compared to the prior year primarily due to timing of vendor payments, lower cash incentive-based compensation payments, and other changes in working capital, partially offset by lower cash inflows from the usage of the MARPA Facility and higher interest paid in the current year.
Net Cash Provided by (Used in) Investing Activities. Cash provided by investing activities for the three months ended May 1, 2026 was $1 million compared to cash used in investing activities of $15 million in the prior year period, primarily due to proceeds from the sale of investments in the current year.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
Net Cash Used in Financing Activities. Cash used in financing activities for the three months ended May 1, 2026 increased $107 million compared to the prior year period primarily due to lower proceeds from borrowings, net of lower principal payments, and higher plan share repurchases in the current year.
Critical Accounting Policies and Estimates
There have been no changes to our critical accounting policies and estimates during the three months ended May 1, 2026 from those disclosed in our most recently filed Annual Report on Form 10-K.
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
Item 4. Controls and Procedures
Our management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) and have concluded that as of May 1, 2026 these controls and procedures were operating and effective.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarterly period covered by this report which materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
PART II—OTHER INFORMATION
Item 1. Legal Proceedings
We have provided information about legal proceedings in which we are involved in our fiscal 2026 Annual Report on Form 10-K, and we have provided an update to this information in Note 11—Legal Proceedings and Other Commitments and Contingencies to the condensed consolidated financial statements contained within this report, which is incorporated herein by reference.
In addition to the described legal proceedings, we are routinely subject to investigations and reviews relating to compliance with various laws and regulations. Additional information regarding such investigations and reviews is included in our fiscal 2026 Annual Report on Form 10-K, and we have also updated this information in Note 11—Legal Proceedings and Other Commitments and Contingencies to the condensed consolidated financial statements contained within this report, under the heading “Government Investigations, Audits and Reviews,” which is incorporated herein by reference.
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
The following table presents repurchases of our common stock during the three months ended May 1, 2026:

Period(1)	Total Number of Shares (or Units) Purchased(2)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(3)(4)
January 31, 2026 - March 6, 2026	864,855	$90.53	864,361	6,638,859
March 7, 2026 - April 3, 2026	495,515	94.90	495,188	5,857,101
April 4, 2026 - May 1, 2026	515,623	95.66	515,623	5,599,323
Total	1,875,993	$93.09	1,875,172
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
(3)In December 2024, our Board of Directors authorized the repurchase of up to $1.2 billion of our outstanding common stock under our existing share repurchase plan. As of May 1, 2026, we have repurchased approximately 30.4 million shares of common stock under the program for approximately $2.7 billion, which included amounts previously authorized under the plan prior to December 2024.
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
Item 5. Other Information
During the three months ended May 1, 2026, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as such terms are defined in Item 408 of Regulation S-K.

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
Date: June 1, 2026

Science Applications International Corporation

/s/ Prabu Natarajan
Prabu Natarajan Executive Vice President and Chief Financial Officer