Form 10-Q
period 2026-07-31
Science Applications International Corp
filed 2026-08-31
CIK 1571123

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares issued and outstanding of the registrant’s common stock as of August 21, 2026 was as follows:
41,897,635 shares of common stock ($.0001 par value per share)

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
FORM 10-Q

-i-

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
	July 31, 2026	August 1, 2025	July 31, 2026	August 1, 2025
	(in millions, except per share amounts)
Revenues	$1,880	$1,769	$3,786	$3,646
Cost of revenues	1,641	1,554	3,298	3,222
Selling, general and administrative expenses	87	75	170	164
Other operating (income) expense	—	1	(13)	—
Operating income	152	139	331	260
Interest expense, net	33	31	66	61
Other (income) expense, net	—	—	1	5
Income before income taxes	119	108	264	194
Income tax (expense) benefit	(17)	19	(47)	1
Net income	$102	$127	$217	$195

Earnings per share:
Basic	$2.41	$2.72	$5.03	$4.14
Diluted	$2.38	$2.71	$5.00	$4.12

See accompanying notes to condensed consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
	July 31, 2026	August 1, 2025	July 31, 2026	August 1, 2025
	(in millions)
Net income	$102	$127	$217	$195
Other comprehensive (loss) income, net of tax:
Defined benefit obligation adjustment	—	—	(1)	—
Net unrealized (loss) gain on derivative instruments	—	(2)	—	(3)
Total other comprehensive (loss) income, net of tax	—	(2)	(1)	(3)
Comprehensive income	$102	$125	$216	$192

See accompanying notes to condensed consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	July 31, 2026	January 30, 2026
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$126	$182
Receivables, net	996	853
Prepaid expenses	129	122
Other current assets	28	22
Total current assets	1,279	1,179
Goodwill	2,943	2,944
Intangible assets, net	697	761
Property, plant, and equipment (net of accumulated depreciation of $220 million and $215 million at July 31, 2026 and January 30, 2026, respectively)	122	110
Operating lease right of use assets	210	193
Other assets	172	167
Total assets	$5,423	$5,354

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$597	$500
Accrued payroll and employee benefits	334	316
Other accrued liabilities	98	147
Debt, current portion	33	19
Total current liabilities	1,062	982
Debt, net of current portion	2,452	2,468
Operating lease liabilities	220	198
Deferred income taxes	147	104
Other long-term liabilities	106	102
Commitments and contingencies (Note 11)
Equity:
Common stock, $0.0001 par value, 1 billion shares authorized, 42 million and 44 million shares issued and outstanding as of July 31, 2026 and January 30, 2026, respectively	—	—
Additional paid-in capital	—	—
Retained earnings	1,429	1,492
Accumulated other comprehensive income	7	8
Total stockholders' equity	1,436	1,500
Total liabilities and stockholders' equity	$5,423	$5,354

See accompanying notes to condensed consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

	Shares of common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total
	(in millions)
Balance at May 1, 2026	43	$—	$1,416	$7	$1,423
Net income	—	—	102	—	102
Issuances of stock	—	5	—	—	5
Other comprehensive loss, net of tax	—	—	—	—	—
Cash dividends of $0.37 per share	—	—	(16)	—	(16)
Stock-based compensation, net of shares withheld for taxes(1)	—	13	—	—	13
Repurchases of stock	(1)	(18)	(73)	—	(91)
Balance at July 31, 2026	42	$—	$1,429	$7	$1,436

Balance at May 2, 2025	47	$—	$1,494	$11	$1,505
Net income	—	—	127	—	127
Issuances of stock	—	6	—	—	6
Other comprehensive loss, net of tax	—	—	—	(2)	(2)
Cash dividends of $0.37 per share	—	—	(18)	—	(18)
Stock-based compensation, net of shares withheld for taxes(1)	—	8	—	—	8
Repurchases of stock	(1)	(14)	(95)	—	(109)
Balance at August 1, 2025	46	$—	$1,508	$9	$1,517

Balance at January 30, 2026	44	$—	$1,492	$8	$1,500
Net income	—	—	217	—	217
Issuances of stock	1	10	—	—	10
Other comprehensive loss, net of tax	—	—	—	(1)	(1)
Cash dividends of $0.74 per share	—	—	(32)	—	(32)
Stock-based compensation, net of shares withheld for taxes(1)	—	9	—	—	9
Repurchases of stock	(3)	(19)	(248)	—	(267)
Balance at July 31, 2026	42	$—	$1,429	$7	$1,436

Balance at January 31, 2025	48	$—	$1,565	$12	$1,577
Net income	—	—	195	—	195
Issuances of stock	—	12	—	—	12
Other comprehensive loss, net of tax	—	—	—	(3)	(3)
Cash dividends of $0.74 per share	—	—	(36)	—	(36)
Stock-based compensation, net of shares withheld for taxes(1)	—	6	—	—	6
Repurchases of stock	(2)	(18)	(216)	—	(234)
Balance at August 1, 2025	46	$—	$1,508	$9	$1,517
(1)    During the three months ended July 31, 2026 and August 1, 2025, shares withheld for taxes related to stock-based compensation arrangements amounted to $2 million. During the six months ended July 31, 2026 and August 1, 2025, shares withheld for taxes related to stock-based compensation arrangements amounted to $19 million.

See accompanying notes to condensed consolidated financial statements.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	July 31, 2026	August 1, 2025
	(in millions)
Cash flows from operating activities:
Net income	$217	$195
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	79	71
Stock-based compensation expense	28	25
Deferred income taxes	43	109
Gain on sales of investments	(12)	—
Other	(4)	—
Increase (decrease) resulting from changes in operating assets and liabilities:
Receivables	(143)	49
Prepaid expenses and other current assets	(14)	(107)
Accounts payable and other accrued liabilities	60	(84)
Accrued payroll and employee benefits	18	(3)
Operating lease assets and liabilities, net	(2)	(4)
Other assets and other long-term liabilities, net	3	(29)
Net cash provided by operating activities	273	222
Cash flows from investing activities:
Expenditures for property, plant, and equipment	(24)	(15)
Contributions to investments	(9)	(7)
Purchases of marketable securities	(9)	(4)
Sales of marketable securities	11	4
Proceeds from sales of investments	15	—
Other	2	—
Net cash used in investing activities	(14)	(22)
Cash flows from financing activities:
Stock repurchased and retired or withheld for taxes on equity awards	(286)	(252)
Dividend payments to stockholders	(33)	(36)
Principal payments on borrowings	(2)	(1,235)
Proceeds from borrowings	—	1,307
Issuances of stock	10	12
Other	(4)	(4)
Net cash used in financing activities	(315)	(208)
Net decrease in cash, cash equivalents and restricted cash	(56)	(8)
Cash, cash equivalents and restricted cash at beginning of period	190	64
Cash, cash equivalents and restricted cash at end of period	$134	$56

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
Effective January 31, 2026, the first day of fiscal 2027, the Company completed a business reorganization that consolidated its five previous business groups into three. The reorganization was designed to simplify the Company's organization structure and optimize operations and customer focus for growth. The consolidated business groups are led by three Executive Vice Presidents. The three business groups report directly to the Company’s Chief Executive Officer (“CEO”), the chief operating decision maker (“CODM”). The reorganization did not have an impact on the Company's reportable segments.
The Company has three customer facing business groups which are also its operating segments. They are aggregated into two reportable segments for financial reporting purposes given the similarity in economic and qualitative characteristics, and based on the nature of the customers they serve. The Company’s two reportable segments are the Defense and Intelligence segment and the Civilian segment.
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
Investments in Equity Securities
The Company invests in certain companies that advance or develop new technologies applicable to its business. Each investment is evaluated for consolidation under the variable interest entities model and/or the voting interest model. As of July 31, 2026, none of the Company's investments in equity securities were consolidated.
During the first quarter of fiscal 2027, on April 20, 2026, the Company sold all of its equity in one of its investments, which resulted in a gain of $12 million recognized within "Other operating (income) expense" on the condensed consolidated statements of income and $15 million in cash proceeds, recognized within "Proceeds from sales of investments" on the condensed consolidated statements of cash flows.
Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash to amounts reported on the condensed consolidated balance sheets for the periods presented:

	July 31, 2026	January 30, 2026
	(in millions)
Cash and cash equivalents	$126	$182
Restricted cash included in other current assets	3	3
Restricted cash included in other assets	5	5
Cash, cash equivalents and restricted cash	$134	$190
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
The following table provides a reconciliation of the weighted-average number of shares outstanding used to compute basic and diluted EPS for the periods presented:

	Three Months Ended		Six Months Ended
	July 31, 2026	August 1, 2025	July 31, 2026	August 1, 2025
	(in millions)
Basic weighted-average number of shares outstanding	42.4	46.7	43.1	47.1
Dilutive common share equivalents - stock options and other stock-based awards	0.4	0.1	0.3	0.2
Diluted weighted-average number of shares outstanding	42.8	46.8	43.4	47.3
Antidilutive stock awards excluded from the weighted-average number of shares outstanding used to compute diluted EPS for the three and six months ended July 31, 2026 and August 1, 2025 were immaterial.
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
During the six months ended July 31, 2026, the Company repurchased approximately 2.7 million shares of its common stock from the open market under its existing share repurchase plan for approximately $265 million. In December 2024, the Company's Board of Directors authorized the repurchase of up to $1.2 billion of the Company's outstanding common stock under its existing share repurchase plan. As of July 31, 2026, the Company has repurchased approximately 31.2 million shares of its common stock under the plan for approximately $2.8 billion, which included amounts previously authorized under the plan prior to December 2024.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Dividends
The Company declared and paid a quarterly dividend of $0.37 per share of its common stock during the three months ended July 31, 2026.
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
Aggregate net changes in estimates on contracts accounted for using the cost-to-cost method of accounting were recognized in operating income as follows:

	Three Months Ended		Six Months Ended
	July 31, 2026	August 1, 2025	July 31, 2026	August 1, 2025
	(in millions, except per share amounts)
Net favorable (unfavorable) adjustments	$6	$5	$14	$3
Net favorable (unfavorable) adjustments, after tax	5	6	11	3
Basic EPS impact	$0.12	$0.13	$0.26	$0.06
Diluted EPS impact	$0.12	$0.13	$0.25	$0.06
Revenues were $6 million and $9 million higher for the three and six months ended July 31, 2026, respectively, and were $7 million higher for the three and six months ended August 1, 2025, due to net revenue recognized from performance obligations satisfied in prior periods.

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
Disaggregated revenues by customer were as follows:

	Three Months Ended
	July 31, 2026			August 1, 2025
	Defense and Intelligence	Civilian	Total SAIC	Defense and Intelligence	Civilian	Total SAIC
	(in millions)
Department of War	$986	$1	$987	$920	$2	$922
Intelligence and other federal government agencies	453	387	840	444	360	804
Commercial, state and local governments and international	10	43	53	10	33	43
Total	$1,449	$431	$1,880	$1,374	$395	$1,769

	Six Months Ended
	July 31, 2026			August 1, 2025
	Defense and Intelligence	Civilian	Total SAIC	Defense and Intelligence	Civilian	Total SAIC
	(in millions)
Department of War	$1,967	$2	$1,969	$1,902	$5	$1,907
Intelligence and other federal government agencies	932	783	1,715	889	768	1,657
Commercial, state and local governments and international	16	86	102	16	66	82
Total	$2,915	$871	$3,786	$2,807	$839	$3,646
Disaggregated revenues by contract type were as follows:

	Three Months Ended
	July 31, 2026			August 1, 2025
	Defense and Intelligence	Civilian	Total SAIC	Defense and Intelligence	Civilian	Total SAIC
	(in millions)
Cost reimbursement	$1,123	$11	$1,134	$1,093	$13	$1,106
Time and materials ("T&M")	145	283	428	117	276	393
Firm-fixed price ("FFP")	181	137	318	164	106	270
Total	$1,449	$431	$1,880	$1,374	$395	$1,769

	Six Months Ended
	July 31, 2026			August 1, 2025
	Defense and Intelligence	Civilian	Total SAIC	Defense and Intelligence	Civilian	Total SAIC
	(in millions)
Cost reimbursement	$2,287	$19	$2,306	$2,227	$33	$2,260
Time and materials ("T&M")	283	589	872	258	568	826
Firm-fixed price ("FFP")	345	263	608	322	238	560
Total	$2,915	$871	$3,786	$2,807	$839	$3,646

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Disaggregated revenues by prime versus subcontractor were as follows:

	Three Months Ended
	July 31, 2026			August 1, 2025
	Defense and Intelligence	Civilian	Total SAIC	Defense and Intelligence	Civilian	Total SAIC
	(in millions)
Prime contractor to federal government	$1,286	$358	$1,644	$1,239	$329	$1,568
Subcontractor to federal government	153	30	183	125	33	158
Other	10	43	53	10	33	43
Total	$1,449	$431	$1,880	$1,374	$395	$1,769

	Six Months Ended
	July 31, 2026			August 1, 2025
	Defense and Intelligence	Civilian	Total SAIC	Defense and Intelligence	Civilian	Total SAIC
	(in millions)
Prime contractor to federal government	$2,625	$729	$3,354	$2,538	$701	$3,239
Subcontractor to federal government	274	56	330	253	72	325
Other	16	86	102	16	66	82
Total	$2,915	$871	$3,786	$2,807	$839	$3,646
Contract Balances
Contract balances for the periods presented were as follows:

	Balance Sheet line item	July 31, 2026	January 30, 2026
		(in millions)
Billed and billable receivables, net(1)	Receivables, net	$574	$490
Contract assets - unbillable receivables	Receivables, net	422	363
Contract assets - unbillable receivables	Other assets	22	23
Contract assets - contract retentions	Other assets	18	18
Contract liabilities - current	Other accrued liabilities	33	41
Contract liabilities - non-current	Other long-term liabilities	$2	$2
(1)    Net of allowance of $2 million as of July 31, 2026 and January 30, 2026.
During the three and six months ended July 31, 2026, the Company recognized revenues of $11 million and $29 million, respectively, relating to amounts that were included in the opening balance of contract liabilities as of January 30, 2026. During the three and six months ended August 1, 2025, the Company recognized revenues of $8 million and $25 million, respectively, relating to amounts that were included in the opening balance of contract liabilities as of January 31, 2025.
Remaining Performance Obligations
Remaining performance obligations ("RPO") represent the transaction price of exercised contracts (both funded and unfunded) less inception to date revenue recognized. RPO does not include unexercised option periods and future task orders expected to be awarded under IDIQ contracts. As of July 31, 2026, the Company had approximately $6.4 billion of RPO. The Company expects to recognize revenue on approximately 75% of the RPO over the next 12 months and approximately 90% over the next 24 months, with the remaining recognized thereafter.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 4—Acquisitions:
Acquisition of SilverEdge Government Solutions (“SilverEdge”)
On October 15, 2025, the Company acquired SilverEdge, an innovative provider of mission-driven technology solutions and products, for a purchase price of $202 million, net of $6 million cash acquired. The acquisition advances the Company's strategy to provide mission focused, IP-based solutions and commercial products to its customers. The Company funded the transaction from increased borrowings and cash on hand.
As of July 31, 2026, the Company has substantially completed the purchase price allocation, primarily subject to the final measurement of deferred income taxes. The Company has preliminarily recorded goodwill and amortizable intangible assets of $93 million and $101 million, respectively. Substantially all of the goodwill recorded is tax deductible. The goodwill is primarily associated with intellectual capital and an acquired assembled workforce. The intangible assets consist of customer relationships of $90 million, developed technology of $9 million, and backlog of $2 million that will be amortized over a period of ten years, eight years, and one year, respectively.
During the three and six months ended July 31, 2026, revenues of $20 million and $39 million, respectively, related to SilverEdge were recorded to the Defense and Intelligence reportable segment.
Note 5—Goodwill and Intangible Assets:
Goodwill
The following table presents the carrying value of goodwill by reportable segment:

	July 31, 2026	January 30, 2026
	(in millions)
Defense and Intelligence	$2,093	$2,094
Civilian	850	850
Total	$2,943	$2,944
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Intangible Assets
Intangible assets, all of which were finite-lived, consisted of the following:

	July 31, 2026			January 30, 2026
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
	(in millions)
Customer relationships	$1,550	$(865)	$685	$1,551	$(804)	$747
Developed technology	19	(7)	12	19	(6)	13
Backlog	2	(2)	—	2	(1)	1
Total intangible assets	$1,571	$(874)	$697	$1,572	$(811)	$761
Amortization expense related to intangible assets was $32 million and $64 million for the three and six months ended July 31, 2026, respectively, and was $29 million and $58 million for the three and six months ended August 1, 2025, respectively. There were no intangible asset impairment losses during the periods presented.
As of July 31, 2026, the estimated future annual amortization expense related to intangible assets is as follows:

Fiscal Year	Total
(in millions)
Remainder of 2027	$62
2028	108
2029	108
2030	105
2031	98
Thereafter	216
$697
Actual amortization expense in future periods could differ from these estimates as a result of future acquisitions, divestitures, impairments, and other factors.
Note 6—Income Taxes:
The Company's effective income tax rate was 14.2% and 17.9% for the three and six months ended July 31, 2026, respectively, and was (17.2)% and (0.4)% for the three and six months ended August 1, 2025, respectively. The effective tax rates for the prior year periods reflected a $47 million tax benefit related to the settlement of an IRS audit covering fiscal years 2016 through 2019.
For the three and six months ended July 31, 2026, the Company's effective tax rates were lower than the combined federal and state statutory tax rates, primarily due to research and development tax credits and the tax deduction for foreign-derived deduction eligible income.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 7—Debt Obligations:
The Company’s debt as of the dates presented was as follows:

	July 31, 2026					January 30, 2026
	Stated interest rate	Effective interest rate	Principal	Unamortized debt issuance costs	Net	Principal	Unamortized debt issuance costs	Net
	(dollars in millions)
Term Loan A Facility due September 2030	4.98%	5.06%	$1,100	$(3)	$1,097	$1,100	$(3)	$1,097
Term Loan B3 Facility due February 2031	5.48%	5.62%	499	(3)	496	501	(3)	498
Senior Notes due April 2028	4.88%	5.11%	400	(2)	398	400	(2)	398
Senior Notes due November 2033	5.88%	6.09%	500	(6)	494	500	(6)	494
Total debt			$2,499	$(14)	$2,485	$2,501	$(14)	$2,487
Less current portion			33	—	33	19	—	19
Total debt, net of current portion			$2,466	$(14)	$2,452	$2,482	$(14)	$2,468
As of July 31, 2026, the Company had a $2.6 billion secured credit facility (the "Credit Facility") consisting of a Term Loan A Facility due September 2030, a Term Loan B3 Facility due February 2031 (together, the "Term Loan Facilities"), and a $1.0 billion Revolving Credit Facility due September 2030 (the "Revolving Credit Facility").
During the three and six months ended July 31, 2026, the Company made scheduled principal payments of $1 million and $2 million, respectively, on the Term Loan B3 Facility due February 2031.
During the three and six months ended July 31, 2026, the Company made no borrowings or repayments under the Revolving Credit Facility, and as of July 31, 2026 and January 30, 2026, there were no borrowings outstanding.
As of July 31, 2026, the Company was in compliance with the covenants under its Credit Facility.
As of July 31, 2026 and January 30, 2026, the carrying value of the Company’s outstanding debt obligations approximated its fair value. The fair value of debt is calculated using Level 2 inputs, based on interest rates available for debt with terms and maturities similar to the Company’s Term Loan Facilities and Senior Notes.
Maturities of debt as of July 31, 2026 are:

Fiscal Year	Total
(in millions)
Remainder of 2027	$17
2028	31
2029	489
2030	88
2031	899
Thereafter	975
$2,499

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 8—Changes in Accumulated Other Comprehensive Income (Loss) by Component:
The following table presents the changes in accumulated other comprehensive income (loss) attributable to the Company’s fixed interest rate swap cash flow hedges and the Company's defined benefit plans.

	Defined Benefit Obligation Adjustment(1)	Unrealized Gains (Losses) on Fixed Interest Rate Swap Cash Flow Hedges(2)	Total
	(in millions)
Three months ended July 31, 2026
Balance at May 1, 2026	$7	$—	$7
Other comprehensive income before reclassifications	—	—	—
Amounts reclassified from accumulated other comprehensive income	—	—	—
Income tax impact	—	—	—
Net other comprehensive loss	—	—	—
Balance at July 31, 2026	$7	$—	$7

Three months ended August 1, 2025
Balance at May 2, 2025	$8	$3	$11
Other comprehensive income before reclassifications	—	1	1
Amounts reclassified from accumulated other comprehensive income	—	(3)	(3)
Income tax impact	—	—	—
Net other comprehensive loss	—	(2)	(2)
Balance at August 1, 2025	$8	$1	$9

Six months ended July 31, 2026
Balance at January 30, 2026	$8	$—	$8
Other comprehensive income before reclassifications	—	—	—
Amounts reclassified from accumulated other comprehensive income	(1)	—	(1)
Income tax impact	—	—	—
Net other comprehensive loss	(1)	—	(1)
Balance at July 31, 2026	$7	$—	$7

Six months ended August 1, 2025
Balance at January 31, 2025	$8	$4	$12
Other comprehensive income before reclassifications	—	1	1
Amounts reclassified from accumulated other comprehensive income	—	(5)	(5)
Income tax impact	—	1	1
Net other comprehensive loss	—	(3)	(3)
Balance at August 1, 2025	$8	$1	$9
(1)The amount reclassified from accumulated other comprehensive income (loss) is included in "Other (income) expense, net."
(2)The amount reclassified from accumulated other comprehensive income (loss) is included in "Interest expense, net."

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 9—Sales of Receivables:
The Company has a Master Accounts Receivable Purchase Agreement ("MARPA") Facility for the sale of up to a maximum amount of $300 million of certain designated eligible receivables with the U.S. government.
MARPA Facility activity consisted of the following:

	Six Months Ended
	July 31, 2026	August 1, 2025
	(in millions)
Beginning balance	$164	$164
Sale of receivables	1,581	2,443
Cash collections	(1,581)	(2,342)
Outstanding balance sold(1)	164	265
Cash collected, not remitted(2)	(44)	(25)
Remaining sold receivables(3)	$120	$240
(1)    For the six months ended July 31, 2026, there was no net impact to cash flows from operating activities from sold receivables. For the six months ended August 1, 2025, the Company recorded a net increase of $101 million to cash flows from operating activities from sold receivables.
(2)    The cash collected, not remitted balance is included in "Accounts payable" on the condensed consolidated balance sheets.
(3)    The remaining sold receivables balance is included in "Receivables, net" on the condensed consolidated balance sheets.
Note 10—Business Segments Information:
Effective January 31, 2026, the first day of fiscal 2027, the Company completed a business reorganization that consolidated its five previous business groups into three. The reorganization was designed to simplify the Company's organization structure and optimize operations and customer focus for growth. The consolidated business groups are led by three Executive Vice Presidents. The three business groups report directly to the Company’s CEO, the CODM. The reorganization did not have an impact on the Company's reportable segments.
The Company has three customer facing business groups which are also its operating segments. They are aggregated into two reportable segments for financial reporting purposes given the similarity in economic and qualitative characteristics, and based on the nature of the customers they serve. The Company’s two reportable segments are the Defense and Intelligence segment and the Civilian segment. The Company defines its operating segments based on the way the CODM manages the operations for the purpose of allocating resources and assessing performance.
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The CODM reviews and evaluates segment operating performance using segment "Revenues" and "Adjusted operating income (loss)". Adjusted operating income is a performance measure that primarily excludes the impact of non-recurring transactions and activities that the Company does not consider to be indicative of its ongoing operating performance. Adjusted operating income is calculated by taking operating income and excluding amortization of intangible assets, depreciation of property, plant, and equipment, acquisition, integration, restructuring, and impairment costs, and any other material non-recurring costs. The CODM uses revenues and adjusted operating income to assess the financial performance of each operating segment against pre-established performance targets and to allocate resources for strategic business decisions, including investments in certain products or services, potential acquisitions or divestitures, and capital deployment. Labor base is the significant expense that is regularly provided to the CODM, and primarily includes direct labor on customer contracts.
The segment information for the periods presented was as follows:

	Three Months Ended July 31, 2026
	Defense and Intelligence	Civilian	Corporate	Total SAIC
	(in millions)
Revenues	$1,449	$431	$—	$1,880
Labor base	404	126	—	530
Other operating expenses (income)(1)	907	249	3	1,159
Adjusted operating income (loss)	$138	$56	$(3)	$191

	Three Months Ended August 1, 2025
	Defense and Intelligence	Civilian	Corporate	Total SAIC
	(in millions)
Revenues	$1,374	$395	$—	$1,769
Labor base	410	124	—	534
Other operating expenses (income)(1)	840	217	(4)	1,053
Adjusted operating income (loss)	$124	$54	$4	$182

	Six Months Ended July 31, 2026
	Defense and Intelligence	Civilian	Corporate	Total SAIC
	(in millions)
Revenues	$2,915	$871	$—	$3,786
Labor base	840	254	—	1,094
Other operating expenses (income)(1)	1,791	493	(4)	2,280
Adjusted operating income (loss)	$284	$124	$4	$412

	Six Months Ended August 1, 2025
	Defense and Intelligence	Civilian	Corporate	Total SAIC
	(in millions)
Revenues	$2,807	$839	$—	$3,646
Labor base	841	257	—	1,098
Other operating expenses (income)(1)	1,727	476	5	2,208
Adjusted operating income (loss)	$239	$106	$(5)	$340
(1)    "Other operating expenses (income)" includes cost of revenues, selling, general and administrative expenses, and other operating income or expenses which are not regularly provided to the CODM. This excludes labor base which is presented separately.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The table below includes a reconciliation of total "Adjusted operating income" to "Income before income taxes" for the three and six months ended July 31, 2026 and August 1, 2025.

	Three Months Ended		Six Months Ended
	July 31, 2026	August 1, 2025	July 31, 2026	August 1, 2025
	(in millions)
Adjusted operating income	$191	$182	$412	$340
Depreciation of property, plant, and equipment	7	6	15	13
Amortization of intangible assets	32	29	64	58
Acquisition, integration, restructuring and impairment costs	2	1	4	4
Recovery of acquisition, integration, restructuring and impairment costs	(1)	—	(2)	(2)
Costs related to the settlement of federal tax audits	—	7	1	7
Gain on divestitures, net of transaction costs	(1)	—	(1)	—
Interest expense, net	33	31	66	61
Other (income) expense, net	—	—	1	5
Income before income taxes	$119	$108	$264	$194
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
As of July 31, 2026, the Company believes it has adequately reserved for estimated net amounts to be refunded to customers for potential adjustments for indirect cost audits and compliance with U.S. government Cost Accounting Standards.
Letters of Credit and Surety Bonds
The Company has outstanding obligations relating to letters of credit of $8 million as of July 31, 2026, principally related to guarantees on insurance policies. The Company also has outstanding obligations relating to surety bonds of $19 million, principally related to performance and payment bonds on the Company’s contracts.
Note 12—Subsequent Events:
Accounts Receivable Facility
On August 14, 2026, the Company amended the MARPA to increase the aggregate facility limit from $300 million to $400 million.
Quarterly Dividend Declared
On August 27, 2026, the Company's Board of Directors declared a quarterly dividend of $0.37 per share of the Company's common stock payable on October 23, 2026 to stockholders of record on October 9, 2026.

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
Effective January 31, 2026, the first day of fiscal 2027, we completed a business reorganization that consolidated our five previous business groups into three. The reorganization was designed to simplify our organization structure and optimize operations and customer focus for growth. The consolidated business groups are led by three Executive Vice Presidents. The three business groups report directly to our Chief Executive Officer (“CEO”), the chief operating decision maker (“CODM”). The reorganization did not have an impact on our reportable segments.
We have three customer facing business groups which are also our operating segments. They are aggregated into two reportable segments for financial reporting purposes given the similarity in economic and qualitative characteristics, and based on the nature of the customers they serve. Our two reportable segments are the Defense and Intelligence segment and the Civilian segment.
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
Economic Opportunities, Challenges, and Risks
During the three and six months ended July 31, 2026, we generated 97% of our revenues from contracts with the U.S. government, including subcontracts on which we perform. Our business performance is affected by the overall level of U.S. government spending and the alignment of our offerings and capabilities with the budget priorities of the U.S. government.
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
Condensed Consolidated Results of Operations
The following table summarizes our condensed consolidated results of operations:

	Three Months Ended			Six Months Ended
	July 31, 2026	Percent change	August 1, 2025	July 31, 2026	Percent change	August 1, 2025
	(dollars in millions)
Revenues	$1,880	6%	$1,769	$3,786	4%	$3,646
Cost of revenues	1,641	6%	1,554	3,298	2%	3,222
As a percentage of revenues	87.3%		87.8%	87.1%		88.4%
Selling, general and administrative expenses	87	16%	75	170	4%	164
Other operating (income) expense	—	100%	1	(13)	100%	—
Operating income	152	9%	139	331	27%	260
As a percentage of revenues	8.1%		7.9%	8.7%		7.1%
Income tax (expense) benefit	(17)	189%	19	(47)	4,800%	1
Net income	$102	(20%)	$127	$217	11%	$195
Revenues. Revenues increased $111 million for the three months ended July 31, 2026 as compared to the same period in the prior year primarily due to ramp up in volume on existing and new contracts and from the acquisition of SilverEdge Government Solutions ("SilverEdge") of $20 million, partially offset by contract completions. Adjusting for the impact of acquisitions, revenues grew by approximately 5.3%.
Revenues increased $140 million for the six months ended July 31, 2026 as compared to the same period in the prior year primarily due to ramp up in volume on existing and new contracts and from the acquisition of SilverEdge of $39 million, partially offset by contract completions. Adjusting for the impact of acquisitions, revenues grew by approximately 2.9%.
Operating Income. Operating income as a percentage of revenues for the three months ended July 31, 2026 increased from the comparable prior year period primarily due to improved profitability across our contract portfolio and costs related to the settlement of federal tax audits in the prior year, partially offset by higher selling, general and administrative expenses, including recovery of costs from the settlement of a patent infringement matter in the prior year.
Operating income as a percentage of revenues for the six months ended July 31, 2026 increased from the comparable prior year period primarily due to improved profitability across our contract portfolio and a $12 million gain from the sale of an investment in the current year, partially offset by recovery of costs from the settlement of a patent infringement matter in the prior year.
Income Taxes. Our effective income tax rate was 14.2% and 17.9% for the three and six months ended July 31, 2026, respectively, and was (17.2)% and (0.4)% for the three and six months ended August 1, 2025, respectively. The effective tax rates for the prior year periods reflected a $47 million tax benefit related to the settlement of an IRS audit covering fiscal years 2016 through 2019.
For the three and six months ended July 31, 2026, our effective tax rates were lower than the combined federal and state statutory tax rates, primarily due to research and development tax credits and the tax deduction for foreign-derived deduction eligible income.
On July 4, 2025, the One Big Beautiful Bill Act (“the Act”) was enacted, introducing several significant changes to U.S. corporate income tax law. One key provision of the Act is the permanent reinstatement of the immediate expensing of U.S. research and development expenditures. These changes are reflected in our current period effective tax rate. We are continuing to evaluate the full impact of the Act, including the treatment of previously capitalized costs, and are awaiting interpretive guidance from the IRS. Accordingly, the estimated impacts of the Act are subject to change as we complete our analysis.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
Segment and Corporate Results
The primary financial performance measures we use to manage our reportable segments and monitor results of operations are revenues and adjusted operating income. Adjusted operating income is calculated by taking operating income and excluding amortization of intangible assets, depreciation of property, plant, and equipment, acquisition, integration, restructuring, and impairment costs, and any other material non-recurring costs.
The following tables summarize our results of operations by reportable segment:

Defense and Intelligence	Three Months Ended			Six Months Ended
	July 31, 2026	Percent change	August 1, 2025	July 31, 2026	Percent change	August 1, 2025
	(dollars in millions)
Revenues	$1,449	5%	$1,374	$2,915	4%	$2,807
Adjusted operating income	$138	11%	$124	$284	19%	$239
As a percentage of revenues	9.5%		9.0%	9.7%		8.5%
Revenues. Revenues increased $75 million for the three months ended July 31, 2026 as compared to the same period in the prior year primarily due to ramp up in volume on existing and new contracts and from the acquisition of SilverEdge of $20 million, partially offset by contract completions.
Revenues increased $108 million for the six months ended July 31, 2026 as compared to the same period in the prior year primarily due to ramp up in volume on existing and new contracts and from the acquisition of SilverEdge of $39 million, partially offset by contract completions.
Adjusted operating income. Adjusted operating income as a percentage of revenues for the three and six months ended July 31, 2026 increased compared to the same periods in the prior year primarily due to improved profitability across our contract portfolio.

Civilian	Three Months Ended			Six Months Ended
	July 31, 2026	Percent change	August 1, 2025	July 31, 2026	Percent change	August 1, 2025
	(dollars in millions)
Revenues	$431	9%	$395	$871	4%	$839
Adjusted operating income	$56	4%	$54	$124	17%	$106
As a percentage of revenues	13.0%		13.7%	14.2%		12.6%
Revenues. Revenues increased $36 million and $32 million for the three and six months ended July 31, 2026, respectively, as compared to the same periods in the prior year primarily due to ramp up in volume on existing and new contracts, partially offset by contract completions.
Adjusted operating income. Adjusted operating income as a percentage of revenues for the three months ended July 31, 2026 decreased from the same period in the prior year primarily due to timing and volume mix in our contract portfolio.
Adjusted operating income as a percentage of revenues for the six months ended July 31, 2026 increased from the comparable prior year period primarily due to improved profitability across our contract portfolio.

Corporate	Three Months Ended			Six Months Ended
	July 31, 2026	Percent change	August 1, 2025	July 31, 2026	Percent change	August 1, 2025
	(dollars in millions)
Adjusted operating income (loss)	$(3)	(175%)	$4	$4	180%	$(5)

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
Adjusted operating income (loss). Adjusted operating loss was $3 million for the three months ended July 31, 2026, compared to an adjusted operating income of $4 million during the same period in the prior year primarily due to higher selling, general and administrative expenses, including recovery of costs from the settlement of a patent infringement matter in the prior year.
Adjusted operating income was $4 million for the six months ended July 31, 2026, compared to an adjusted operating loss of $5 million during the same period in the prior year primarily due to a $12 million gain from the sale of an investment in the current year, partially offset by higher selling, general and administrative expenses, including recovery of costs from the settlement of a patent infringement matter in the prior year.
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
Adjusted operating income. Adjusted operating income is a performance measure that primarily excludes the impact of non-recurring transactions and activities that we do not consider to be indicative of our ongoing operating performance. Adjusted operating income is calculated by taking operating income and excluding amortization of intangible assets, depreciation of property, plant, and equipment, acquisition, integration, restructuring, and impairment costs, and any other material non-recurring costs. Adjusted operating income excludes amortization of intangible assets because we do not have a history of significant acquisition activity, we do not acquire businesses on a predictable cycle, and the amount of an acquisition's purchase price allocated to intangible assets and the related amortization term are unique to each acquisition.
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
Acquisition, integration, restructuring and impairment costs. Acquisition and integration costs represent costs incurred related to our acquisitions and subsequent integration with acquired businesses. Restructuring and impairment costs represent costs incurred related to internal reorganizations and initiatives (e.g., Project Orbit), facilities optimization efforts, and impairments of long-lived assets, along with associated depreciation.
Recovery of acquisition, integration, restructuring and impairment costs. Recovery of acquisition, integration, restructuring and impairment costs represents costs recovered through our indirect rates in accordance with Cost Accounting Standards.
Costs related to the settlement of federal tax audits. Costs related to the settlement of federal tax audits represent costs related to the IRS audit settlement for fiscal years 2016 through 2019.
Gain on divestitures, net of transaction costs. The gain on divestitures includes gains recognized related to divestitures, net of transaction costs.
We believe that these performance measures provide management and investors with useful information in assessing trends in our ongoing operating performance and may provide greater visibility in understanding our long-term financial performance.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
Adjusted operating income for the periods presented were calculated as follows:

	Three Months Ended		Six Months Ended
	July 31, 2026	August 1, 2025	July 31, 2026	August 1, 2025
	(dollars in millions)
Revenues	$1,880	$1,769	$3,786	$3,646
Operating income	$152	$139	$331	$260
Operating income as a percentage of revenues	8.1%	7.9%	8.7%	7.1%
Depreciation of property, plant and equipment	7	6	15	13
Amortization of intangible assets	32	29	64	58
Acquisition, integration, restructuring and impairment costs	2	1	4	4
Recovery of acquisition, integration, restructuring and impairment costs	(1)	—	(2)	(2)
Costs related to the settlement of federal tax audits	—	7	1	7
Gain on divestitures, net of transaction costs	(1)	—	(1)	—
Adjusted operating income	$191	$182	$412	$340
Adjusted operating income as a percentage of revenues	10.2%	10.3%	10.9%	9.3%
EBITDA and adjusted EBITDA for the periods presented were calculated as follows:

	Three Months Ended		Six Months Ended
	July 31, 2026	August 1, 2025	July 31, 2026	August 1, 2025
	(dollars in millions)
Revenues	$1,880	$1,769	$3,786	$3,646
Net income	$102	$127	$217	$195
Interest expense, net and loss on sale of receivables	35	34	70	68
Income tax expense (benefit)	17	(19)	47	(1)
Depreciation and amortization	39	35	79	71
EBITDA	193	177	413	333
EBITDA as a percentage of revenues	10.3%	10.0%	10.9%	9.1%
Acquisition, integration, restructuring and impairment costs	2	1	4	4
Recovery of acquisition, integration, restructuring and impairment costs	(1)	—	(2)	(2)
Costs related to the settlement of federal tax audits	—	7	1	7
Gain on divestitures, net of transaction costs	(1)	—	(1)	—
Adjusted EBITDA	$193	$185	$415	$342
Adjusted EBITDA as a percentage of revenues	10.3%	10.5%	11.0%	9.4%

Adjusted operating income and adjusted EBITDA as a percentage of revenues for the three months ended July 31, 2026 decreased compared to the same period in the prior year primarily due to higher selling, general and administrative expenses, including recovery of costs from the settlement of a patent infringement matter in the prior year, partially offset by improved profitability across our contract portfolio.
Adjusted operating income and adjusted EBITDA as a percentage of revenues for the six months ended July 31, 2026 increased compared to the same period in the prior year due to improved profitability across our contract portfolio and a $12 million gain from the sale of an investment in the current year, partially offset by higher selling, general and administrative expenses, including recovery of costs from the settlement of a patent infringement matter in the prior year.

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
The estimated value of our total backlog as of the dates presented was:

	July 31, 2026			January 30, 2026
	Defense and Intelligence	Civilian	Total SAIC	Defense and Intelligence	Civilian	Total SAIC
	(in millions)
Funded backlog	$2,883	$935	$3,818	$2,511	$1,061	$3,572
Negotiated unfunded backlog	15,250	3,068	18,318	15,869	3,181	19,050
Total backlog	$18,133	$4,003	$22,136	$18,380	$4,242	$22,622
We had net bookings worth an estimated $1.2 billion and $3.3 billion during the three and six months ended July 31, 2026, respectively.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
Contract Types. Our earnings and profitability may vary materially depending on changes in the proportionate amount of revenues derived from each type of contract. For a discussion of the types of contracts under which we generate revenues, see “Business - Contract Types” in Part I, Item 1 of the most recently filed Annual Report on Form 10-K.
The following table summarizes revenues by contract type as a percentage of each reportable segment and total SAIC revenues for the periods presented:

	Three Months Ended
	July 31, 2026			August 1, 2025
	Defense and Intelligence	Civilian	Total SAIC	Defense and Intelligence	Civilian	Total SAIC
Cost reimbursement	78%	2%	60%	79%	3%	63%
Time and materials ("T&M")	10%	66%	23%	9%	70%	22%
Firm-fixed price ("FFP")	12%	32%	17%	12%	27%	15%
Total	100%	100%	100%	100%	100%	100%

	Six Months Ended
	July 31, 2026			August 1, 2025
	Defense and Intelligence	Civilian	Total SAIC	Defense and Intelligence	Civilian	Total SAIC
Cost reimbursement	78%	2%	61%	79%	4%	62%
Time and materials ("T&M")	10%	68%	23%	9%	68%	23%
Firm-fixed price ("FFP")	12%	30%	16%	12%	28%	15%
Total	100%	100%	100%	100%	100%	100%
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
The following table presents cost mix as a percentage of each reportable segment and total SAIC revenues for the periods presented:

	Three Months Ended
	July 31, 2026			August 1, 2025
	Defense and Intelligence	Civilian	Total SAIC	Defense and Intelligence	Civilian	Total SAIC
Labor-related cost of revenues	55%	58%	56%	59%	61%	59%
Subcontractor-related cost of revenues	28%	28%	28%	29%	31%	30%
Other materials-related cost of revenues	17%	14%	16%	12%	8%	11%
Total	100%	100%	100%	100%	100%	100%

	Six Months Ended
	July 31, 2026			August 1, 2025
	Defense and Intelligence	Civilian	Total SAIC	Defense and Intelligence	Civilian	Total SAIC
Labor-related cost of revenues	57%	58%	57%	59%	59%	59%
Subcontractor-related cost of revenues	28%	29%	28%	29%	32%	30%
Other materials-related cost of revenues	15%	13%	15%	12%	9%	11%
Total	100%	100%	100%	100%	100%	100%

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
Liquidity and Capital Resources
As a services provider, our business generally requires minimal infrastructure investment. We expect to fund our ongoing working capital, commitments and any other discretionary investments with cash on hand, future operating cash flows and, if needed, borrowings under our $1.0 billion Revolving Credit Facility and $300 million Master Accounts Receivable Purchase Agreement ("MARPA") Facility.
Subsequent to quarter end, on August 14, 2026, we amended the MARPA to increase the aggregate facility limit from $300 million to $400 million.
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
Historical Cash Flow Trends
The following table summarizes our cash flows:

	Six Months Ended
	July 31, 2026	August 1, 2025
	(in millions)
Net cash provided by operating activities	$273	$222
Net cash used in investing activities	(14)	(22)
Net cash used in financing activities	(315)	(208)
Net decrease in cash, cash equivalents and restricted cash	$(56)	$(8)
Net Cash Provided by Operating Activities. Cash flows provided by operating activities for the six months ended July 31, 2026 increased $51 million compared to the prior year period primarily due to timing of vendor payments, lower cash incentive-based compensation payments, and other changes in working capital, partially offset by lower cash inflows from the usage of the MARPA Facility, timing of customer collections, and higher interest paid on our debt.
Net Cash Used in Investing Activities. Cash used in investing activities for the six months ended July 31, 2026 decreased $8 million compared to the prior year period primarily due to proceeds from the sale of investments in the current year, partially offset by higher cash paid for capital expenditures.
Net Cash Used in Financing Activities. Cash used in financing activities for the six months ended July 31, 2026 increased $107 million compared to the prior year period primarily due to lower proceeds from borrowings, net of lower principal payments, and higher plan share repurchases in the current year.
Critical Accounting Policies and Estimates
There have been no changes to our critical accounting policies and estimates during the six months ended July 31, 2026 from those disclosed in our most recently filed Annual Report on Form 10-K.

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
Item 4. Controls and Procedures
Our management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) and have concluded that as of July 31, 2026 these controls and procedures were operating and effective.
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
The following table presents repurchases of our common stock during the three months ended July 31, 2026:

Period(1)	Total Number of Shares (or Units) Purchased(2)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(3)(4)
May 2, 2026 - June 5, 2026	545,897	$97.59	543,037	4,232,937
June 6, 2026 - July 3, 2026	203,892	108.28	203,892	4,163,293
July 4, 2026 - July 31, 2026	132,124	114.52	130,611	3,816,147
Total	881,913	$102.60	877,540
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
(3)In December 2024, our Board of Directors authorized the repurchase of up to $1.2 billion of our outstanding common stock under our existing share repurchase plan. As of July 31, 2026, we have repurchased approximately 31.2 million shares of common stock under the program for approximately $2.8 billion, which included amounts previously authorized under the plan prior to December 2024.
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

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
Item 5. Other Information
During the three months ended July 31, 2026, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as such terms are defined in Item 408 of Regulation S-K.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
Item 6. Exhibits

Exhibit Number	Description of Exhibit

10.1*	SAIC Executive Severance, Change in Control and Retirement Policy, effective January 1, 2027.

10.2
Amendment No.6 to Master Accounts Receivable Purchase Agreement, dated August 14, 2026, among Science Applications International Corporation and MUFG Bank, Ltd. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on August 19, 2026.

10.3*	Second Amendment to the Science Applications International Corporation 2023 Equity Incentive Plan, effective June 3, 2026.

10.4*	Form of Restricted Stock Unit Award Agreement of the Science Applications International Corporation 2023 Equity Incentive Plan, effective March 24, 2026.

10.5*	Form of Performance Stock Unit Award Agreement of the Science Applications International Corporation 2023 Equity Incentive Plan, effective March 24, 2026.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	The cover page from this Quarterly Report on Form 10-Q, formatted as Inline XBRL.
* Management contract or compensatory plan or agreement.

SCIENCE APPLICATIONS INTERNATIONAL CORPORATION
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: August 31, 2026

Science Applications International Corporation

/s/ Prabu Natarajan
Prabu Natarajan Executive Vice President and Chief Financial Officer